Form 10-K
period 1996-04-30
DYNAMIC INTERNATIONAL LTD
filed 1997-02-05
CIK 1021097

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year ended April 30, 1996              Commission File Number 0-21475
                                                                         -------

                           DYNAMIC INTERNATIONAL, LTD.
                           ---------------------------
             (Exact Name of Registrant as Specified in its Charter)

                     Nevada                          93-1215401
          -------------------------------        -------------------------------
         (State or other jurisdiction             (I.R.S. Employer
          of incorporation or organization)        Identification Number)

         58 Second Avenue
         Brooklyn, New York                                 11215
         -------------------------------         --------------------------
         (Address of Principal Executive Offices)         (Zip Code)

         Registrant's telephone number,
         including Area Code:                            (718) 369-4160
                                                 ---------------------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      None
                                      ----

           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock (par value $.001 per share)
                    ----------------------------------------
                                 Title of Class

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes No x
                                                               ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the registrant's best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) under the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.
Yes No  x
       ---
         The aggregate market value of voting stock held by non-affiliates of the Registrant: can not be determined because of the absence of an active trading market for Registrant's securities.

         The number of shares outstanding of Registrant's Common Stock as of January 30, 1997: 15,993,991

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Dynamic International, Ltd., a Nevada corporation ("DIL"), is engaged in the design, marketing and sale of a diverse line of hand exercise and light exercise equipment, including hand grips, running weights, jump ropes and aerobic steps and slides. It markets these products under the licensed trademarks SPALDING(TM) and KATHY IRELAND(TM) as well as under its own trademarked name SHAPE SHOP.(TM) In addition, it designs and markets sports bags and luggage, which are marketed primarily under the licensed name JEEP(TM) and under its own names PROTECH(TM) and SPORTS GEAR.(TM) The Company's objective is to become a designer and marketer of goods that are associated with a free-spirited lifestyle and leisure time.

         The Company is the successor to Dynamic Classics, Ltd., a Delaware corporation, incorporated in 1986 ("DCL," together with DIL, the "Company"), which was the successor to a New York company incorporated in 1964. In August 1996, DCL merged with and into DIL, which had been newly formed for the purpose of this merger. The objective of the merger was to change the Company's state of incorporation from Delaware to Nevada.

PLAN OF REORGANIZATION

         In 1994, the Company added a new line of products consisting primarily of treadmills and ski machines. Initially, the Company was successful in marketing these products. For the fiscal year ended April 30, 1995, sales of these products represented approximately 53% of the Company's gross sales. However, due to serious manufacturing defects and poor construction of the Company's products delivered by the Company's manufacturers, primarily located in the People's Republic of China, the Company was forced to allow substantial charge backs by its customers. Although, pursuant to a written agreement, the manufacturers acknowledged the defects and agreed to pay for returns and to provide replacement goods at no cost, they breached this agreement soon thereafter. The Company suffered severe losses from its venture into this line of business and in August 1995 was forced to seek protection from its creditors under Chapter 11 of the Bankruptcy Code.

         In May 1996, the Bankruptcy Court approved a plan of reorganization pursuant to which creditors would receive partial satisfaction of their claims. MG Holdings Corp., which had purchased a promissory note from the Company's principal financial institution, received 14,880,000 shares of Common Stock, representing approximately 93% of the issued and outstanding shares thereby gaining absolute control over the Company's affairs. See "Principal Stockholders" and "Certain Relationships and Related Transactions." In addition, as part of the plan of reorganization, the Company, then known under the name DCL, merged into DIL, a newly formed Nevada corporation, for the purpose of changing its state of incorporation. See "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PRODUCTS

         Exercise Equipment

         The Company's line of exercise equipment consists primarily of handheld products, including dumbbells, ankle and wrist weights, hand grips, jumpropes, exercise suits, slimmer belts and strength training products. In addition, the Company markets light weight equipment such as aerobic steps and slides and exercise mats. The Company also carries a line of small electronic devices designed to monitor physical activity such as stopwatches, pedometers, pulse meters and calorie counters.

         Luggage

         The Company's line of luggage consists primarily of duffle bags, weekend bags, garment bags, suitcases, pilot cases and flight attendant wheeled cases. Some of the models are equipped with wheels and/or retractable handles.

         Design and Development

         The Company usually designs its own exercise equipment and, with the assistance of outside consultants, creates its own molds and tooling. Such molds and tooling are used by the manufacturers to produce the equipment. The Company retains an ownership interest in the molds which are returned to it upon the termination of the Company's relationship with a particular manufacturer. The Company has been granted a number of design patents with respect to certain of its products. See "Intellectual Property." The Company employs a designer on a full-time basis for the design of its luggage products. During the most recent fiscal year the Company spent approximately $102,000 on design activities, including fees to designers and patent attorneys.


         Most of the Company's products are manufactured in the United States, Philippines, Korea and Taiwan, which in the most recent fiscal year accounted for approximately 28%, 26%, 17% and 12% of the Company's products, respectively. In addition, the Company's products are manufactured in the People's Republic of China, Hong Kong and Indonesia. Exercise equipment is usually shipped by the manufacturers to the Company within 45 days of the placement of an order. Orders for luggage and sports bags, which for the most part are produced in the Philippines and China, usually require a period of 90 to 120 days before they are shipped. The Company ordinarily has its products manufactured based on purchase orders and it has no long term relationships with any of its manufacturers. The Company believes that, if necessary, it will be able to obtain its products from firms located in other countries at little if any additional expense. As a consequence, the Company believes that an interruption in deliveries by a manufacturer located in a particular country will not have a material adverse impact on the business of the Company. Nevertheless, because of political instability in a number of the supply countries, occasional import quotas and other restrictions on trade or otherwise, there can be no assurance that the Company will at all times have access to a sufficient supply of merchandise.

SALES AND MARKETING

         The Company sells its products on a wholesale basis only. Most of its products are sold to catalog showrooms, drug chains, discount store and sporting goods chains. For the fiscal year ended April 30, 1996 approximately 19%, 18% and 14% of the Company's revenues were derived from sales to Service Merchandise, K-Mart and Wal-Mart, respectively. No other customer accounted for more than ten percent of the Company's revenues. For the fiscal year ended April 30, 1996, sales of exercise equipment accounted for approximately 34% of the Company's revenues while 66% of the Company's revenues were derived from the sale of luggage.

         The Company sells its products primarily through independent sales agents on a commission-only basis. The Company currently engages approximately 23 sales agents either on an individual basis or through independent sales organizations. Although it has written agreements with a number of its agents, all of such agreements are terminable at will. The Company has no long term arrangements with any of its agents. The Company usually pays commissions ranging from 1% to 5% of the net sale price of its products.

         The Company currently anticipates that it may increasingly focus its attention on direct response marketing. The Company believes that its products are particularly well suited for so-called impulse buys. Therefore, it intends to develop plans to use infomercials to market its products. To date, no significant expenditures have been made in connection with this effort.

COMPETITION

         The Company's exercise products compete with products marketed and sold by a number of companies. The Company believes that its main competitors are Icon Health and Fitness, Inc. and Bollinger Industries. Both of these companies possess far greater financial and other resources, including sales forces, than the Company's. However, the Company believes that as a result of its ability to use the trademarked names SPALDING(TM) and KATHY IRELAND(TM) it will be able to retain its share of the market. Nevertheless, there can be no assurance that the Company will be able to effectively compete with these companies as well as with other smaller entities.

         The Company's luggage products compete with products designed by a number of the largest companies in the industry, including Samsonite, Sky Way and American Tourister. The Company believes that because of its concentration on the upscale lifestyle and the more specialized leisure market that are associated with the trademark JEEP(TM) the Company will be able to continue to grow its luggage business. Nevertheless, there can be no assurance that the Company will be able to effectively compete with these companies as well as with other smaller entities.

INTELLECTUAL PROPERTY

         The Company owns a number of trademarks, including POCKETSPLUS, PROTECH TRAVEL SYSTEMS & DESIGN and EXER-SLIDE.

         License Agreements

         The Company sells a number of its products under licensed names. The Company has entered into licensee agreements which provide for the grant of licenses to the Company and the payment of royalties by the Company, as follows:

                  JEEP -- Under an agreement dated January 8, 1993, as amended by letter amendment dated January 8, 1996, between the Company and the Chrysler Corporation (as so amended, the "Jeep Agreement"), the Company was granted the exclusive license to use the names JEEP, WRANGLER and RENEGADE in connection with the manufacture, sale and distribution of luggage products. The current expiration date of the Jeep Agreement is December 31, 1998. The parties have informally agreed to start negotiations regarding the terms of an extension of the current agreement.

                  SPALDING -- Under an agreement between the Company and Spalding & Evenflo Companies Inc. dated April 1, 1994, the Company was granted the exclusive right to use the name SPALDING in connection with the sale and distribution of a number of products, including weight bars and large exercise machines. The current expiration date of the agreement is September 30, 1997. However, the Company is currently negotiating a renewal of the agreement.

                  KATHY IRELAND -- Under an agreement with Kathy Ireland, Inc., dated December 22, 1994, Ms. Ireland approves and endorses certain exercise equipment designed and manufactured by the Company. Under the agreement, the Company has the right to use her name in connection with the equipment and Ms. Ireland will make appearances to promote such equipment. In addition, the Company has the right to use her photograph and likeness in connection with the sale of the equipment. The agreement is currently scheduled to expire in June 1998 but is subject, at the Company's option, to renewal until June 2000.

MANAGEMENT AGREEMENT WITH ACHIM IMPORTING CO., INC.

         Pursuant to a Warehousing and Service Agreement dated as of September 1, 1996 (the "Warehousing Agreement") between the Company and Achim Importing Co., Inc. ("Achim"), Achim performs certain administrative services on behalf of the Company. Under the Warehousing Agreement, Achim assists, among other things, in the maintenance of financial and accounting books and records, in the preparation of monthly financial accounts receivable aging schedules and other reports and in the performance of credit checks on the Company's customers. Achim also provides warehousing services consisting of receiving, shipping and storing of the Company's merchandise. The Warehousing Agreement has a term of two years and is automatically renewable for one year periods unless written notice of termination shall have been given at least six months prior to the commencement of a renewal period.

         In consideration for the services performed under the Warehousing Agreement, Achim receives an annual fee, payable monthly, calculated as a percentage of the Company's invoiced sales ranging from 4% of invoiced sales under $30 million to 3% for sales of $60 million or more. Achim receives a service fee in the amount of 1.5% of the Company's invoiced sales to customers and accounts located in the United States if payment is made by letter of credit and 1% in connection with customers and accounts located outside the United States, irrespective of manner of payment. The Company also pays a monthly fee of 3% of the Company's invoiced sales in connection with the warehousing services performed by Achim under the Warehousing Agreement.

         Achim is controlled by Marton Grossman, the Company's Chairman and President. The Company believes that the terms of the Warehousing Agreement with Achim are at least as favorable as would have been obtained from an unaffiliated third party.

         In addition, pursuant to an unwritten understanding, Achim makes its lines of credit available to the Company which will enable it to finance the purchases of its inventory from its overseas suppliers. Also, from time to time, Achim will purchase the products directly from the manufacturer and resell them to the Company without markup. Achim charges the Company interest on the unpaid balance of the purchases. As of April 30, 1996, the Company owed an amount of $2,129,893 in principal and interest under this arrangement. As of December 31, 1996, this sum had increased to $2,524,594.

EMPLOYEES

         As of November 30, 1996, the Company employed 11 persons, of whom five were engaged in administrative and clerical activities, four were engaged in sales and two were involved in warehousing and shipping.

ITEM 2.  PROPERTIES

         The Company occupies a warehouse consisting of approximately 54,400 square feet, of which 4,500 square feet are dedicated to office space, located at 58 Second Avenue, Brooklyn, New York. The property is owned by Sym Holding which is owned by Isaac Grossman and one of his siblings. Mr. Grossman is the Company's Vice Chairman, Treasurer and Secretary. The property is leased to Achim which makes the property available to the Company. Other than the service fees paid by the Company under the Warehousing Agreement, the Company pays no rent for the property. See "Certain Relationships and Related Transactions" and "Management Agreement with Achim Importing Co., Inc."




ITEM 3.  LEGAL PROCEEDINGS

         On August 23, 1995, the Company filed a petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the "Court").

On May 23, 1996, the Court entered an Order confirming the Company's plan of reorganization. See "Management Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET PRICE OF REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS


         Until 1995, the Company's Common Stock was traded in the over the counter market. As a result of the Company's petition under Chapter 11 of the Bankruptcy Code in August 1995, no trading information is available after the fiscal quarter ended July 31, 1995. The following table sets forth the high and low bid quotations for the Company's Common Stock and Warrants through the quarter ended July 31, 1995. These quotations have been reported by the National Association of Securities Dealers, Inc. and represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                           Common Stock

Fiscal
Quarter                                    High               Low
-------------------------------------------------------------------

Ended
January 31, 1994                         $2.438            $0.875

Ended
April 30, 1994                           $3.250            $2.000

Ended
July 31, 1994                            $2.625            $1.500

Ended
October 31, 1994                         $2.750            $2.188

Ended
January 31, 1995                         $1.750            $0.875

Ended
April 30, 1995                           $2.000            $0.875

Ended
July 31, 1995                            $1.438            $0.375

         The Company has not paid a cash dividend on its Common Stock. The Company intends to retain all earnings for the foreseeable future for use in the operation and expansion of its business and, accordingly, the Company does not contemplate paying any cash dividends on its Common Stock in the near future.

ITEM 6.  SELECTED FINANCIAL DATA

         The following tables summarize certain financial data that are qualified by the more detailed financial statements included herein. Effective August 8, 1996, the Company emerged as the surviving entity in a merger with DCL. The balance sheet of the combined entity was substantially similar to that of DCL immediately prior to the merger. As a consequence, the financial data of the Company for the reporting periods consist of those of DCL.

Year ended April 30                 1996                1995                    1994                    1993
-------------------                 ----                ----                    ----                    ----

Net Sales                        $7,151,715          $32,533,097           $29,497,353              $25,735,479


Income/(Loss) for year            6,945,299          (11,227,335)              244,308                 (427,409)

Net Income (Loss) per Share            3.98                (6.44)                  .14                     (.25)




Selected Balance Sheet Data:

Working Capital (Deficit)          (293,884)          (7,493,435)            3,094,821                3,173,751

Total Assets                      4,253,396            6,414,185            16,677,772
                                                                                                     13,373,816

Long term obligations,
including capitalized lease          23,965              116,124               127,877                   92,129
obligations

---------------
         The Company has not paid a cash dividend to its public shareholders on its Common Stock. The Company does not contemplate paying any cash dividends on its Common Stock in the near future.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


GENERAL

         The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto of the Company included elsewhere herein. The discharge of claims under the bankruptcy proceedings described immediately below, has been reflected in the financial statements for the fiscal year ended April 30, 1996. Effective August 8, 1996, the Company completed a migratory merger from Delaware to Nevada by merging into a newly formed Nevada entity, thereby changing its name from Dynamic Classics, Ltd. to Dynamic International, Ltd. The balance sheet of the combined entity was substantially identical to that of the Company prior to the merger. The Company and its predecessor are herein together referred to as the "Company."

PLAN OF REORGANIZATION

         In August 1995, the Company was forced to seek protection from its creditors under Chapter 11 of the Bankruptcy Code.

         In May 1996, the Bankruptcy Court approved a plan of reorganization (the "Plan") pursuant to which creditors would receive partial satisfaction of their claims. The amount of claims allowed under the bankruptcy proceedings, aggregated approximately $17,223,800, which exceeded the assets as recorded immediately subsequent to the confirmation of the Plan by approximately $12,970,400. Under the Plan, the Company made cash payments in the amount of approximately $515,800. MG Holdings Corp., which had purchased a promissory note from the Company's principal financial institution, received 14,880,000 shares of Common Stock in satisfaction of such promissory note, representing approximately 93% of the issued and outstanding shares thereby gaining absolute control over the Company's affairs. See "Principal Stockholders" and "Certain Relationships and Related Transactions." An additional 800,000 shares and 320,000 shares were issued to the Company's unsecured creditors and the Company's existing security holders, respectively. The value of the cash and securities distributed under the plan of reorganization aggregated $531,561. An amount of $16,692,193, representing the difference between the value of the total distribution and the amount of allowable claims under the bankruptcy, was recorded as an extraordinary gain.

         In addition, under the Plan, the Company merged with a newly formed Nevada corporation, for the purpose of changing its state of incorporation. The balance sheet of the combined entity was substantially similar to the balance sheet of the Company prior to the merger.

         Pending the resolution of the bankruptcy proceedings, the Company restructured its operations and relocated its administrative headquarters and warehouse facilities.

RESULTS OF OPERATIONS FOR THE YEARS ENDED APRIL 30, 1996 AND 1995


         Sales for the years ended April 30, 1996 were $7,151,715, a decrease of $25,381,382 or 78% from the previous fiscal year. The decrease was primarily due to the discontinuation of a line of manual treadmills and ski machines. Sales of this equipment alone accounted for approximately $15,580,000 during the fiscal year ended April 30, 1995. During the fiscal year ended April 30, 1996, as a result of the Company's bankruptcy proceedings, it was forced to reduce its sales of other exercise equipment and of its luggage products which lead to a decline in sales of $5,334,731 and $1,333,574, respectively, to $5,615,577 and $4,701,813, respectively. Sales of exercise equipment and luggage products during this period were offset by credits of $3,210,876 issued to customers in connection with the discontinued line of manual treadmills and ski machines. In addition, the Company's operating expenses decreased by approximately $1,083,265 to $6,683,151.

         For the fiscal year ended April 30, 1996, after giving effect to an extraordinary gain as a result of the discharge of pre-petition liabilities in the amount of $16,692,193, the Company recorded net income of $6,945,299, compared to a pre-tax loss of $11,309,425 during the previous fiscal year. For the current fiscal year, the Company would have recorded a net loss of $9,746,894 before the extraordinary gain, or a decrease of $1,562,531 from the prior fiscal year. This decrease primarily reflected a reduction in the Company's operating expenses of approximately $1,083,265 and a reduction in interest expense of $1,001,345 primarily as a result of the bankruptcy proceedings which for the most part exempted the Company from making interest payments on outstanding debt.

RESULTS OF OPERATIONS FOR THE YEARS ENDED APRIL 30, 1995 AND 1994

         Sales for the year ended April 30, 1995 increased from $29,497,353 to $32,533,097, totalling $3,035,744, or 10% from the previous fiscal year. This increase was primarily the result of the introduction of a new line of manual treadmills and ski machines. Sales of these products amounted to approximately $15,580,000. Sales of the Company's "Jeep" license sport/bag/luggage increased by approximately $219,000. Increases in these product lines were offset by declines in all of the companies other product lines of approximately $12,763,000.

         The Company's gross profits declined from approximately $8,134,000 in fiscal 1994 to a gross loss of approximately $2,158,000 in fiscal 1995. This decrease was due primarily to the disposal of approximately $1,247,000 of defective manual treadmills and return credits issued to customers for defective manual treadmills totalling approximately $7,000,000. In addition, the Company incurred expenses in the amount of $589,160 in connection with the disposals of other discontinued products. The inventory was further reduced by a lower cost or market reserve of approximately $705,000.

         Operating expenses increased by approximately $902,000. This increase was due primarily to increases in the provision for bad debts of $473,999, an increase in officers' salaries of $39,820, an increase in office salaries of $129,000, an increase in severance pay of $71,000 and an increase in legal fees of $107,612.

         Interest expense increased by $531,944 due to higher interest rates.

         For the fiscal year ended April 30, 1995, the Company had a pre-tax operating loss of $11,309,425 as compared to a pre-tax operating income of $416,369 for the prior fiscal year. The decrease can be attributed to the severe losses from its venture into a new line of manual treadmills.

SEASONALITY AND INFLATION

         The Company's business is highly seasonal with higher sales typically in the second and third quarters of the fiscal year as a result of shipments of exercise equipment and luggage/sports bag related to the holiday season.

         Management does not believe that the effects of inflation will have a material impact on the Company, nor is it aware of changes in prices of material or other operating costs or in the selling price of its products and services that will materially effect the registrant.

LIQUIDITY AND CAPITAL RESOURCES

         During the fiscal year ended April 30, 1996, cash used by operating activities amounted to $1,145,616. This was primarily the result of temporary benefits received by the Company under the bankruptcy and subsequent reorganization. Net income of $6,945,299 and pre- petition liabilities of $8,614,728 were offset by the gain on debt discharge under the Plan of $16,692,193. In addition, the Company was not required to pay interest on most of its debt during the bankruptcy period. Future cash flows will no longer receive those benefits.

         Cash of $47,933 was used primarily to purchase equipment for the manufacture of two exercise products as well as computer hardware and software.

         Financing activities generated cash in the amount of $877,493. Proceeds from bank notes payable, bankers acceptances and a loan from MG Holding were $3,393,628, $1,118,556 and $557,000, respectively. These proceeds were offset by repayments of bankers acceptances and capital leases of $4,127,139 and $64,552, respectively.

         The Company had a negative cash flow of $316,056 for the fiscal year ended April 30, 1996. The Company believes that cash generated by operations and the availability of Achim's credit line to finance the Company's purchase of inventory will be sufficient to finance its operations for the next twelve months. In addition, pursuant to an unwritten understanding, Achim makes its lines of credit available to the Company which will enable it to finance the purchases of its inventory from its overseas suppliers. Also, from time to time, Achim will purchase the products directly from the manufacturer and resell them to the Company without markup. Achim charges the Company interest on the unpaid balance of the purchases. As of April 30, 1996, the Company owed an amount of $2,129,893 in principal and interest under this arrangement. As of December 31, 1996, this sum had increased to $2,524,594. See "Business-Management Agreement with Achim Importing Co., Inc."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements are included herein commencing on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE


         On June 26, 1996, the Company dismissed Hoberman, Miller & Co., P.C. as its independent accountants ("Hoberman"). This action had been approved by the Company's Board of Directors. During the past two years Hoberman did not issue a report on the Company's financial statements that either contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

         During the period of their engagement from June 30, 1973 until June 26, 1996, there were no disagreements between the Company and Hoberman on any matter of accounting principles or practices, financial statement disclosure, or audit scope and procedure, which disagreement, if not resolved to the satisfaction of Hoberman, would have caused them to make reference to the subject matter of the disagreement in connection with any report that was to have been, or will be, prepared for the Company.

         On July 11, 1996 the Company's Board of Directors appointed Moore Stephens, P.C. as its independent accountants.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


OFFICERS AND DIRECTORS

     The officers and directors of the Company are as follows:


Name                        Age         Position
----                        ---         --------
Marton Grossman             66          Chairman and President

Isaac Grossman              34          Vice Chairman, Treasurer and Secretary

Marvin Cooper               63          Executive Vice President

William Dolan               43          Vice President--Finance


         MARTON GROSSMAN has been the Chairman and Chief Executive Officer of the Company since July 29, 1996. For the past 34 years, he has been President of Achim Importing Co., a privately held company engaged in the import and export of window coverings and accessories ("Achim"). In addition, he has been President of MG Holding Co., Inc., a privately held financial holding company. Mr. Grossman is the father of Isaac Grossman, the Company's Vice Chairman, Treasurer and Secretary.

         ISAAC GROSSMAN has been the Company's Vice Chairman, Treasurer and Secretary since July 1996. He has been Vice President of Achim since 1989. Mr. Grossman is the son of Marton Grossman, the Company's Chairman and President.

         MARVIN COOPER has been the Company's Executive Vice President since July 1996. Prior thereto, he had been the Company's President since 1964.

         WILLIAM DOLAN has been the Company's Vice President-Finance since July 1996. Prior thereto, he had been the Company's Treasurer and Secretary since 1989.

BOARD OF DIRECTORS

         Each director is elected at the Company's annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified. At present, the Company's bylaws require no fewer than one director. Currently, there are two directors of the Company. The bylaws permit the Board of Directors to fill any vacancy and the new director may serve until the next annual meeting of stockholders or until his successor is elected and qualified. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contracts, at the discretion of the Board.

ITEM 11.          EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid or accrued by the Company during the three fiscal years ended April 30, 1996 (i) to its Chief Executive Officer and (ii) to the three highest paid employees of the Company whose cash compensation exceeded $100,000 per year in any such year (other than the individuals listed in the table, no employee of the Company received compensation in excess of $100,000):

                                         SUMMARY COMPENSATION TABLE(1)(2)
---------------------------------------------------------------------------------------------------------------------

                                                           Annual Compensation

             (a)                       (b)             (c)               (d)               (e)
                                 -----------------------------------------------------------------------
                                 Year Ended
Name/Principal Position          April 30           Salary ($)         Bonus ($)        All Other
                                                                                        Compensation
========================================================================================================
Marvin Cooper,                   1996               182,876
President and Director (3)

                                 1995               250,099

                                 1994               250,099
--------------------------------------------------------------------------------------------------------
David Richman,                   1996                76,263
Vice President (4)

                                 1995               112,079

                                 1994               128,201
--------------------------------------------------------------------------------------------------------
William P. Dolan                 1996               100,000
Vice President-Finance

                                 1995                97,691

                                 1994                74,414

--------------------------------------------------------------------------------------------------------
John Black,                      1996                 6,100
Vice President (5)

                                 1995               215,063

                                 1994               160,192
--------------------------------------------------------------------------------------------------------

-------------------------
(1) The above compensation does not include the use of an automobile and other personal benefits, the total value of which do not exceed as to any named officer or director or group of executive officers the lesser of $50,000 or 10% of such person's or persons' cash compensation.

(2) Pursuant to the regulations promulgated by the Securities and Exchange Commission, the table omits columns reserved for types of compensation not applicable to the Company.

(3) Mr. Cooper has resigned from his position as President and a Director of the Company in July 1996, and is currently the Company's Executive Vice President.

(4) Mr. Richman resigned his position in July 1996. However, he is still affiliated with the Company.

(5)      Mr. Black resigned his position in January 1995.

         None of the individuals listed in the table above received any long-term incentive plan awards during the fiscal year.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the period from May 1, 1995 through March 31, 1996 all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT


         The following table sets forth, as of January 30, 1997, information regarding the beneficial ownership of the Company's Common Stock based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than five (5%) percent of the Company's outstanding Common Stock, (ii) each of the Company's officers and directors and
(iii) all officers and directors of the Company as a group. Unless otherwise indicated, each stockholder's address is c/o the Company, 58 Second Avenue, Brooklyn, New York 11215.

                                             Shares Owned Beneficially
                                                  and of Record (1)
                                             -------------------------

Name and Address                    No. of Shares                  % of Total
----------------                    -------------                  ----------

Marton Grossman (2)                    14,880,000                      93.0

Isaac Grossman (3)                      2,323,000                      14.5

Marvin Cooper                             110,970                         *

William P. Dolan                              616                         *

All Officers and Directors as a        14,991,586                      93.7
Group (4 persons)

------------------------------
         * Less than 1%

         (1) Includes shares issuable within 60 days upon the exercise of all options and warrants. Shares issuable under options or warrants are owned beneficially but not of record.

         (2) Consists of shares of Common Stock held by the Marton Grossman Retained Annuity Trust (the "Grossman Trust") of which relatives of Mr. Grossman are beneficiaries. Mr. Grossman disclaims beneficial ownership of these shares.

         (3) Consists of shares held by the Grossman Trust of which Mr. Isaac Grossman is the beneficiary. Does not include all other shares held by the Grossman Trust.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In connection with the plan of reorganization, MG Holding Corp., purchased from the Company's principal lender a note in the principal amount of approximately $6,822,530. MG Holding is wholly owned by Marton Grossman, the Company's Chairman and President. The note was subsequently repaid by the Company through the issuance of 14,880,000 shares of Common Stock to MG Holding. MG Holding assigned the Common Stock to a trust for the benefit of members of Mr. Grossman's family.

         Also in connection with the plan of reorganization, MG Holding loaned approximately $1,205,000 to the Company to consummate the plan and other expenses. The Company issued a promissory note to MG Holding evidencing the loan and granted it a security interest in all of the Company's assets.

         Pursuant to the Warehousing Agreement between the Company and Achim, Achim performs certain administrative services on behalf of the Company. Under the Warehousing Agreement, Achim assists, among other things, in the maintenance of financial and accounting books and records, the preparation of monthly financial accounts receivable aging schedules and other reports and in the performance of credit checks on the Company's customers. Achim also provides warehousing services consisting of receiving, shipping and storing of the Company's merchandise. The Warehousing Agreement has a term of two years and is automatically renewable for one year periods unless written notice of termination shall have been given at least six months prior to the commencement of a renewal period.

         In consideration for the services performed under the Warehousing Agreement, Achim receives an annual fee, payable monthly, calculated as a percentage of the Company's invoiced sales ranging from 4% of invoiced sales under $30 million to 3% for sales of $60 million or more. Achim receives a service fee in the amount of 1.5% of the Company's invoiced sales to customers and accounts located in the United States if payment is made by letter of credit and 1% in connection with customers and accounts located outside the United States, irrespective of manner of payment. The Company also pays a monthly fee of 3% of the Company's invoiced sales in connection with the warehousing services performed by Achim under the Warehousing Agreement.

         Achim is controlled by Marton Grossman, the Company's Chairman and President. The Company believes that the terms of the Warehousing Agreement with Achim are at least as favorable as would have been obtained from an unaffiliated third party.

         In addition, pursuant to an unwritten understanding, Achim makes its lines of credit available to the Company which will enable it to finance the purchases of its inventory from its overseas suppliers. Also, from time to time, Achim will purchase the products directly from the manufacturer and resell them to the Company without markup. Achim charges the Company interest on the unpaid balance of the purchases. As of April 30, 1996, the Company owed an amount of $2,129,893 in principal and interest under this arrangement. As of December 31, 1996, this sum had increased to $2,524,594.

         The Company occupies a warehouse consisting of approximately 54,400 square feet, of which 4,500 square feet are dedicated to office space, located at 58 Second Avenue, Brooklyn, New York. The property is owned by Sym Holding which is owned by Isaac Grossman and one of his siblings. Mr. Grossman is the Company's Vice Chairman, Treasurer and Secretary. The property is leased to Achim which makes the property available to the Company. Other than the service fees paid by the Company under the Warehousing Agreement, the Company pays no rent for the property. See "Certain Relationships and Related Transactions" and "Management Agreement with Achim Importing Co., Inc."

                                     PART IV


ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K


                  (a)      1. and 2.        Financial Statements and Schedules

                  The financial statements are listed in the Index to Financial Statements on page F-1 and are filed as part of this annual report.

                           3.               Exhibits

                  The Index to Exhibits following the Signature Page indicates the exhibits which are being filed herewith and the exhibits which are incorporated herein by reference.

                  (b)                       Reports on Form 8-K

                  No Reports on Form 8-K were filed during the last quarter of the fiscal year ended April 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         DYNAMIC INTERNATIONAL, LTD.


                                         By: /s/ Marton Grossman
                                         --------------------------------------
                                         Marton Grossman, Chairman and President

Dated:  February 3, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of February 3, 1997 by the following persons on behalf of Registrant and in the capacities indicated.

                                         /s/ Marton Grossman
                                         --------------------------------------
                                         Marton Grossman, Chairman and President

                                         /s/ Isaac Grossman
                                         --------------------------------------
                                         Director

                                         /s/ William P. Dolan
                                         --------------------------------------
                                         Vice President-Finance
                                        (Chief Financial and Accounting Officer)

                                             EXHIBITS

         2.01 Agreement of Merger dated July 19, 1996 between the Company and Dynamic Classics, Ltd.(1)

         2.02 Second Amended and Modified Plan of Reorganization dated February 22, 1996 (the "Plan")(2)

         2.03 Errata Sheet and Correction Statement with respect to the Plan dated May 7, 1996(2)

         2.04     Order Confirming the Plan dated May 23, 1996(2)

         3.01     Certificate of Incorporation(1)

         3.02     By-laws(1)

         10.01 License Agreement with Spalding Sports Worldwide dated April 1, 1994(3)

         10.02 License Agreement dated January 8, 1993 with Chrysler Corporation (3)

         10.03 Endorsement Agreement dated December 22, 1994 with Kathy Ireland (4)*

         10.04 Warehousing and Service Agreement dated as of September 1, 1996 with Achim Importing Inc.(4)

         16.01    Letter from Hoberman Miller & Co. dated October 23, 1996 (5)
----------------------------

(1)      Incorporated by reference to the Company's Form 8-B filed October 3,
         1996.

(2) Incorporated by reference to the Company's Report on Form 8-K filed October 3, 1996.

(3) Incorporated by reference to the Annual Report on Form 10-K for 1994 for Dynamic Classics, Ltd. (File No. 0-8376).

(4)      Filed herewith.

(5) Incorporated by reference to the Current Report on Form 8-K/A dated October 23, 1996 1996

* Subject to a request for confidential treatment by the Securities and Exchange Commission. Specific portions of the document for which confidential treatment has been requested have been blacked out. Such portions have been filed separately with the Commission pursuant to the application for confidential treatment.

                                    CONTENTS


                                                                 Page

                                                                 ----

Independent Auditors' Reports                                 F-1 to F-2

Consolidated Financial Statements:

 Balance Sheets as of April 30, 1996 and 1995                 F-3 to F-4

 Statements of Operations for the years ended
   April 30, 1996, 1995, and 1994                             F-5

 Statements of Stockholders' Equity for the years ended
   April 30, 1996, 1995, and 1994                             F-6

 Statements of Cash Flows for the years ended
   April 30, 1996, 1995, and 1994                             F-7 to F-8

 Notes to Financial Statements                                F-9 to F-20

Independent Auditors' Reports on Supplemental Schedule        F-21 to F-22

    Schedule II - Valuation and Qualifying Accounts           F-23

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders
Dynamic International, Ltd.

We have audited the accompanying consolidated balance sheet of Dynamic Classics, Ltd. (which, subsequent to year end, merged into Dynamic International, Ltd., see Note 11) and its subsidiary as of April 30, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynamic Classics, Ltd. and its subsidiary as of April 30, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

As discussed more fully in Note 11 to the consolidated financial statements, on August 23, 1995, the Company filed a voluntary petition requesting relief under Chapter 11 of the United States Bankruptcy Code. On May 23, 1996, the United States Bankruptcy Court for the Southern District of New York confirmed the Company's Amended and Modified Plan of Reorganization dated February 22, 1996.

                                                 Moore Stephens, P.C.
                                                 Certified Public Accountants

New York, New York
August 30, 1996, except as
to Note 11, for which the
date is October 24, 1996

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Dynamic Classics, Ltd.

We have audited the accompanying consolidated balance sheet of Dynamic Classics, Ltd. and Subsidiary as of April 30, 1995, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the years in the two-year period ended April 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynamic Classics, Ltd. and Subsidiary as of April 30, 1995, and the results of their operations and their cash flows for each of the years in the two-year period ended April 30, 1995 in conformity with generally accepted accounting principles.

As more fully discussed in Note 11, the Company, on August 23, 1995, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Act.

                                                    Hoberman, Miller & Co., P.C.

June 26, 1996

                      DYNAMIC CLASSICS, LTD. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                                                                     APRIL 30,

                                                                                     --------
                                                                            1996                1995
                                                                            ----                ----
                                     ASSETS

CURRENT ASSETS

     Cash and cash equivalents                                         $    26,515        $   342,571
     Accounts receivable - trade (net of allowance for
         doubtful accounts of $167,000 in 1996 and $-0- in 1995)         1,036,927          1,424,809
     Due from suppliers                                                     26,760             10,704
     Inventory                                                           2,384,469          3,450,290
     Prepaid expenses                                                       81,693            250,549
     Miscellaneous receivables                                             135,039             26,858
     Prepaid and refundable income taxes                                   291,146            291,146
                                                                       -----------        -----------
            Total Current Assets                                         3,982,549          5,796,927
                                                                       -----------        -----------
PROPERTY AND EQUIPMENT

     Tools and dies                                                        707,939          1,447,257
     Furniture and equipment                                               102,205            900,437
     Leasehold improvements                                                     --            111,646
     Capitalized equipment leases                                          576,071            637,589
     Patents and trademarks                                                     --            149,982
                                                                       -----------        -----------
                                                                         1,386,215          3,246,911

     Accumulated depreciation                                           (1,156,160)        (2,773,359)
                                                                       -----------        -----------
            Total Property and Equipment, net                              230,055            473,552
                                                                       -----------        -----------
OTHER ASSETS

     Due from suppliers                                                     36,142             52,198
     Security deposits                                                       4,650             91,508
                                                                       -----------        -----------
            Total Other Assets                                              40,792            143,706
                                                                       -----------        -----------
TOTAL ASSETS                                                           $ 4,253,396        $ 6,414,185
                                                                       ===========        ===========

The accompanying notes are an integral part of these consolidated financial statements.

                      DYNAMIC CLASSICS, LTD. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                                                                                    APRIL 30,

                                                                                    --------
                                                                           1996                1995
                                                                           ----                ----

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

     Notes payable bank, trade and bankers acceptances payable       $         --        $  8,191,782
     Note payable, officer, current portion                                    --              17,904
     Accounts payable and accrued expenses                              3,139,141           4,967,856
     Capital lease obligations - current                                   48,731             112,820
     Loans payable - related party                                        557,000                  --
     Other liabilities                                                    531,561                  --
                                                                     ------------        ------------
            Total Current Liabilities                                   4,276,433          13,290,362
                                                                     ------------        ------------

OTHER LIABILITIES

     Capital lease obligations                                             23,965             101,832
     Note payable, officer                                                     --              14,292
                                                                     ------------        ------------
            Total Other Liabilities                                        23,965             116,124
                                                                     ------------        ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

     Common stock, par value $.01 per share; authorized
         5,000,000 shares; issued 1,744,396 shares                         17,444              17,444
     Additional paid in capital                                           590,291             590,291
     Accumulated deficit                                                 (637,237)         (7,582,536)
                                                                     ------------        ------------
                                                                          (29,502)         (6,974,801)

     Less: Treasury stock, at cost, 15,000 shares                         (17,500)            (17,500)
                                                                     ------------        ------------
            Total Stockholders' Deficit                                   (47,002)         (6,992,301)
                                                                     ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $  4,253,396        $  6,414,185
                                                                     ============        ============

The accompanying notes are an integral part of these consolidated financial statements.

                      DYNAMIC CLASSICS, LTD. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                         FOR THE YEARS ENDED APRIL 30,

                                                             1996                 1995               1994
                                                             ----                 ----               ----

REVENUES

     Sales                                              $  7,151,715        $ 32,533,097        $ 29,497,353
     Other income                                             98,272              70,638              35,255
                                                        ------------        ------------        ------------
                                                           7,249,987          32,603,735          29,532,608
COST OF SALES                                              9,480,484          34,761,846          21,398,895
                                                        ------------        ------------        ------------
GROSS PROFIT (LOSS)                                       (2,230,497)         (2,158,111)          8,133,713
                                                        ------------        ------------        ------------
OPERATING EXPENSES

     Research and development                                101,992              44,962              35,136
     Shipping expenses                                       738,681           1,198,563           1,005,593
     Selling expenses                                      1,254,006           2,455,493           2,380,774
     Advertising and promotion                               389,672             346,400             528,927
     General and administrative                            4,198,800           3,720,998           2,913,960
     Interest and bank charges                               383,553           1,384,898             852,954
                                                        ------------        ------------        ------------
                                                           7,066,704           9,151,314           7,717,344
                                                        ------------        ------------        ------------
REORGANIZATION ITEMS:

     Bankruptcy administration costs                         449,693                  --                  --
                                                        ------------        ------------        ------------
                                                             449,693                  --                  --
                                                        ------------        ------------        ------------
INCOME (LOSS) BEFORE
     PROVISION FOR INCOME TAXES                           (9,746,894)        (11,309,425)            416,369

INCOME TAX PROVISION (BENEFIT)
     Current                                                      --            (396,143)            244,797
     Deferred                                             (7,511,000)            314,053             (72,736)
                                                        ------------        ------------        ------------
                                                          (7,511,000)            (82,090)            172,061
                                                        ------------        ------------        ------------
INCOME (LOSS) BEFORE
     EXTRAORDINARY ITEM                                   (2,235,894)        (11,227,335)            244,308
                                                        ------------        ------------        ------------

EXTRAORDINARY ITEM:
     Gain of discharge of prepetition liabilities         16,692,193                  --                  --
     Income tax provision                                  7,511,000                  --                  --
                                                        ------------        ------------        ------------
         Extraordinary gain, net of income tax             9,181,193                  --                  --
                                                        ------------        ------------        ------------
NET INCOME (LOSS)                                       $  6,945,299        $(11,227,335)       $    244,308
                                                        ============        ============        ============
INCOME (LOSS) PER SHARE OF
     COMMON STOCK:

     Income (loss) before extraordinary gain            $      (1.28)       $      (6.44)       $       0.14
     Extraordinary gain                                 $       5.26        $         --        $         --
                                                        ------------        ------------        ------------
         Earnings per common share                      $       3.98        $      (6.44)       $       0.14
                                                        ============        ============        ============
Weighted average number of common shares                   1,744,396           1,744,396           1,744,396
                                                        ============        ============        ============

The accompanying notes are an integral part of these consolidated financial statements.

                     DYNAMIC CLASSICS, LTD. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                FOR THE YEARS ENDED APRIL 30, 1996, 1995 AND 1994


                                    Common
                                     Stock        Additional           Retained          Treasury        Stockholders'
                                   $.01 par         Paid in            Earnings            Stock             Equity
                                     Value          Capital           (Deficit)           at Cost          (Deficit)
                               --------------------------------------------------------------------------------------

May 1, 1993                    $   17,444        $  590,291        $  3,400,491        $  (17,500)       $  3,990,726

Net Income                                                              244,308                               244,308
                               ----------        ----------        ------------        ----------        ------------

Balance - April 30, 1994           17,444           590,291           3,644,799           (17,500)          4,235,034

Net Loss                                                            (11,227,335)                          (11,227,335)
                               ----------        ----------        ------------        ----------        ------------

Balance - April 30, 1995           17,444           590,291          (7,582,536)          (17,500)         (6,992,301)

Net Income                                                            6,945,299                             6,945,299
                               ----------        ----------        ------------        ----------        ------------

Balance - April 30, 1996       $   17,444        $  590,291        $   (637,237)       $  (17,500)       $    (47,002)
                               ==========        ==========        ============        ==========        ============

                   The accompanying notes are an integral part of
                      these consolidated financial statements.

                      DYNAMIC CLASSICS, LTD. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            FOR THE YEARS ENDED APRIL 30,
                                                                            ----------------------------
                                                                  1996                   1995                 1994
                                                                  ----                   ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES

   Net Income (loss)                                         $  6,945,299        $(11,227,335)       $    244,308
   Adjustments to reconcile net income (loss) to net
     cash provided (used) by operating activities:
       Depreciation                                               220,400             268,148             260,677
       Amortization of deferred interest under
         capital leases                                                --              17,979              18,509
       Reserve for bad debts                                      167,000                  --                  --
       Loss on disposal of property
          and equipment                                            71,030                  --                  --
       Deferred income taxes                                           --             313,039              18,418
       Income on partial discharge of
         capital lease obligations                                (77,403)                 --                  --
       Reorganization item:
         Gain on discharge of debt                            (16,692,193)                 --                  --
       Changes in operating assets and  liabilities:
         (Increase) Decrease in operating assets:
          Accounts receivable and due
            from suppliers                                        220,882           6,843,636          (3,351,168)
          Inventory                                             1,065,821           3,260,017            (379,281)
          Prepaid expenses                                        168,856            (183,186)            400,241
          Miscellaneous receivables                              (108,179)             51,352             (71,749)
          Prepaid income taxes                                         --            (291,146)            346,140
          Security deposits                                        86,858              (3,537)                (13)
         Increase (Decrease) in operating liabilities:
          Prepetition liabilities                               8,614,728
          Accounts payable and accrued expenses                (1,828,715)          1,951,001           1,167,239
          Income taxes payable                                         --            (200,770)            200,770
                                                             ------------        ------------        ------------
       Net Cash Provided (Used) by
         Operating Activities                                  (1,145,616)            799,198          (1,145,909)
                                                             ------------        ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                             (47,933)           (143,995)            (93,993)
                                                             ------------        ------------        ------------
       Net Cash Used by Investing Activities                 $    (47,933)       $   (143,995)       $    (93,993)
                                                             ------------        ------------        ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      DYNAMIC CLASSICS, LTD. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)


                                                                 FOR THE YEARS ENDED APRIL 30,
                                                                 -----------------------------

                                                        1996                1995               1994
                                                        ----                ----               ----
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable                     $  3,393,628        $ 24,250,741        $ 10,136,006
   Repayment of notes payable                                 -         (26,460,130)         (6,311,012)
   Proceeds from loans payable                          557,000                   -
   Proceeds from bankers acceptances                  1,118,556           9,321,558           8,853,407
   Repayment of bankers acceptances                  (4,127,139)         (7,876,394)        (11,068,227)
   Repayment of officer's loans payable                       -              (2,373)             (8,600)
   Repayment of capital lease obligations               (64,552)           (109,308)            (87,830)
                                                   ------------        ------------        ------------
       Net Cash Provided (Used) by
         Financing Activities                           877,493            (875,906)          1,513,744
                                                   ------------        ------------        ------------
Net Increase (Decrease) in Cash and
   Cash Equivalents                                    (316,056)           (220,703)            273,842

Cash and Cash Equivalents, beginning of year            342,571             563,274             289,432
                                                   ------------        ------------        ------------

Cash and Cash Equivalents, end of year             $     26,515        $    342,571        $    563,274
                                                   ============        ============        ============


SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the periods for:
     Interest                                      $   203,964         $  1,196,322        $    807,131
     Income tax                                    $         -         $    116,319        $      7,120

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the years ended April 30, 1995 and 1994 the Company incurred capital lease obligations of $143,855 and $177,696, respectively, in connection with lease agreements to acquire equipment.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      DYNAMIC CLASSICS, LTD. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a.       The Company

                  Dynamic Classics, Ltd. (the "Company") is engaged in the sale and distribution of a diverse line of hand exercise and light exercise equipment, sports bags/luggage and gift products which are distributed nationwide.

         b.       Principles of Consolidation

                  The consolidated financial statements include the accounts of the Company and its wholly owned inactive subsidiary. All significant intercompany accounts and transactions have been eliminated.

         c.       Cash and Cash Equivalents

                  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

         d.       Inventories

                  Inventories consist principally of finished goods and are stated at the lower of cost (last-in, first-out method) or market.

         e.       Property, Equipment and Depreciation

                  Property and equipment are stated at cost. Depreciation is provided generally by accelerated methods over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged against income. Estimated useful lives used in calculating depreciation are as follows:

                             Tools and dies                   5 years
                             Furniture and equipment          5 to 7 years
                             Leasehold improvements           Life of lease
                             Patents and trademarks           2 years

         f.       Earnings Per Share

                  Earnings (loss) per share are based on the weighted average number of shares outstanding.

                      DYNAMIC CLASSICS, LTD. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

                                   (CONTINUED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

         g.       Reclassification

                  Certain 1994 account balances have been reclassified to conform to the 1995 presentation.

         h.       Use of Estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.       INVENTORIES

         If the first-in, first-out (FIFO) method of accounting had been used by the Company, reported net income would have been increased by $263,000 in fiscal 1996. The net loss would have been increased by $246,000 in fiscal 1995 and the net income would have been decreased by $40,000 in fiscal 1994. On a FIFO basis, reported year end inventories would have increased by $318,180 in 1996, $55,000 in 1995 and $428,000 in 1994.

3.       CREDIT FACILITIES

         Notes payable, bank, trade and bankers acceptances payable consist of the following:


                                                            April 30,
                                                              1995

                                                              ----

                  Notes payable, bank (a)                 $   766,684
                  Notes payable, bank (b)                   1,107,197
                  Bankers' acceptances payable (a)          6,317,901

                                                          -----------
                                                          $ 8,191,782

                                                          ===========

         a. On April 29, 1994, the Company restructured its then existing credit facility with a bank, providing for maximum borrowings of $7,500,000 in the form of notes payable, letters of credit and bankers' acceptances, expiring on September 30, 1994.

                      DYNAMIC CLASSICS, LTD. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

                                   (CONTINUED)

3.       CREDIT FACILITIES (cont'd)

                  The agreement with the bank was extended on a month to month basis until such time as a new agreement was signed. Advances were made on a revolving basis based on a percentage of eligible accounts receivable and inventory, as defined. Interest was charged at the bank's "base" rate plus 1.25% on notes payable, the bank's prevailing discount rate plus 2.5% on time letters of credit and the bank's prevailing discount rate plus 2% on bankers' acceptances. The base rate and discount rate were 9.00% and 6.85%, respectively, at April 30, 1995. The agreement also provided for a security interest in all of the assets of the Company, the personal guarantee of the Company's president and major shareholder in the amount of $250,000, the assignment of an existing life insurance policy to the bank in the name of the president and major shareholder in the amount of $2,000,000, the maintenance of certificates of deposit in an amount not less than $350,000 and the maintenance of compensating balances equal to 6% of the average monthly outstanding balance of notes payable and bankers' acceptances. The terms of the agreement also provided for certain restrictive covenants with respect to borrowing limitations, maintenance of tangible net worth and working capital, debt to tangible net worth and inventory ratios.

                  At April 30, 1995, the Company was not in compliance with certain of the financial covenants which enabled the bank to declare the outstanding balances of all amounts due the bank to be immediately due and payable.

                  The Company was contingently liable under outstanding letters of credit in the amount of approximately $242,000 at April 30, 1995.

                  The Company was also party to various credit arrangements with certain of the suppliers in the form of letter of credit and draft acceptance agreements for the purchase of inventory. The agreements are generally for periods of 90 to 120 days, are unsecured, and bear interest at rates ranging from 5% to 13.5%.

         In July, 1995 the lender bank effectively terminated its relationship with the Company as it experienced difficulty in complying with the terms of the loans. As a result, certain collateral was liquidated by the lender bank. On August 22, 1995, the lender bank sold and assigned the loan balance of $6.8 million. The assigned loan was secured by a security interest in substantially all of the Company's assets .

         Pursuant to the reorganization as discussed in Note 11, the assignor was issued 14,880,000 shares of new common stock in consideration of forgiving the $6.8 million outstanding loan.

                      DYNAMIC CLASSICS, LTD. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

4.       INCOME TAXES

         The provision (benefit) for income taxes for the years ended April 30 are as follows:


                                                 1996              1995               1994
                                             -----------        -----------        -----------

CURRENT:
    Federal                                  $         -        $  (401,529)       $   215,513
    State and local                                    -              5,386             29,284
                                             -----------        -----------        -----------
                                                       -           (396,143)           244,797
                                             -----------        -----------        -----------
DEFERRED:
    Federal                                   (5,675,000)           313,039            (68,549)
    State and local                           (1,836,000)             1,014            ( 4,187)
                                             -----------        -----------        -----------
                                              (7,511,000)           314,053            (72,736)
                                             -----------        -----------        -----------
                                             $(7,511,000)       $   (82,090)       $   172,061
                                             ===========        ===========        ===========

         The deferred income tax assets and liabilities at April 30 consist of the following:


                                                                          1996              1995
                                                                      -----------        ----------
         DEFERRED TAX ASSETS:
             Bad debt reserves                                        $    75,000       $        -0-
             Difference in book and tax treatment
                 for advertising costs                                     16,000            59,000
             Net operating loss carryforwards                           8,783,000         2,448,000
             Other deferred tax assets                                     50,000                -0-
                                                                      -----------       -----------
                TOTAL DEFERRED TAX ASSETS                               8,924,000         2,507,000
                                                                      -----------       -----------
         DEFERRED TAX LIABILITY (ALLOCATED TO
             EXTRAORDINARY GAIN):
             Gain on discharge of prepetition
                   liabilities                                          7,511,000                -0-

                                                                      -----------       -----------
                                                                        7,511,000                -0-

                                                                      -----------       -----------
             Valuation allowance for deferred
               tax assets                                              (1,413,000)       (2,507,000)
                                                                      -----------       -----------
                                                                      $        -0-      $        -0-

                                                                      ===========       ===========

                      DYNAMIC CLASSICS, LTD. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

                                   (CONTINUED)

4.       INCOME TAXES (cont'd)

         The reconciliation of the federal statutory income tax to the Company's effective income tax for the years ended April 30 is as follows:


                                                                           1995                  1994
                                                                       ------------          -----------

         U.S. federal income taxes at statutory rate                    $(3,845,205)         $   141,565
         Losses for which no benefit was provided                           982,371                   -0-
         Change in valuation allowance                                    2,506,820                   -0-
         Reversal of previously established tax asset                       313,039                   -0-
         Tax effect of permanent differences                                 17,035                9,537
         Other                                                             ( 56,150)              20,959
                                                                       ------------          -----------
                                                                         $(  82,090)         $   172,061
                                                                       ============          ===========

         The Company had a net operating loss for the year ended April 30, 1995 of approximately $8,400,000 of which $1,200,000 was carried back to prior years. The Company has filed prior year amended returns to claim the net operating loss carryback which results in refundable income taxes of approximately $287,000.

         At April 30, 1996, the net operating loss carryforward totaled approximately $19,500,000 of which approximately $16,700,000 will be utilized by the Company in its final tax return for the period May 1, 1996 to August 8, 1996 (see Note 11 re: merger into Dynamic International, Ltd.). Based on ownership changes resulting from the reorganization (see Note 11), the balance of the net operating loss carryforward is expected to be limited by the current provisions of
         Section 382 of the Internal Revenue Code.

5.       COMMITMENTS AND CONTINGENCIES

         a.       Capital Leases

                  The Company is the lessee of equipment under capital leases expiring in various years through 1998.

                  In September 1995, the lessor of the Company's capital leases agreed to forgive the balance of the unpaid lease payments through September 1995 and to accept 60% of the remaining balance of the lease payments. As a result, the Company recognized $77,403 of income on the adjustment of the lease term. Such income is included in other income.

                      DYNAMIC CLASSICS, LTD. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

                                   (CONTINUED)

5.       COMMITMENTS AND CONTINGENCIES (cont'd)

                  Minimum future lease payments due under the revised capital leases in the aggregate are as follows:


             Year Ending April 30,

             ---------------------
                      1997                            $ 54,943
                      1998                              28,654

                                                      --------
                                                      $ 83,597

                       Less: interest portion          (10,901)

                                                      --------
                                                      $ 72,696

                                                      ========

         b.       Operating Leases

                  Prior to August, 1995 the Company occupied space for its sales, executive offices, assembly and storage facilities under long term operating leases expiring August 1998. The leases provided for additional payments for insurance, taxes and other charges related to the premises. As part of the bankruptcy proceeding, the Company was discharged of the obligations of the leases. In October 1995 the Company relocated its premises, where the Company is charged warehousing fees and administration fees based on sales volume (see Note 6).

                  Rent expense for the years ended April 30, 1996, 1995, and 1994 was $341,427, $583,596, and $435,209, respectively.

         c.       Royalty Obligations

                  The Company has entered into various royalty, licensing, and commission agreements for products sold by the Company. These agreements provide for minimum payments and a percentage of specific product sales, over a period of one to eight years. Royalty expense for the years ended April 30, 1996, 1995, and 1994 was approximately $275,000, $779,000, and $524,000, respectively.

         d.       Defined Benefit Pension Plan

                  On September 26, 1996, the Defined Benefit Employees Retirement Plan was terminated under a distress termination approved by the United States Bankruptcy Court. The defined benefit pension obligation prior to the termination was $860,945. As part of the bankruptcy proceeding, the obligation was settled for $38,743 resulting in a gain of $822,202 which is reflected in the extraordinary gain on discharge of prepetition liabilities.

                      DYNAMIC CLASSICS, LTD. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

                                   (CONTINUED)

5.       COMMITMENTS AND CONTINGENCIES (cont'd)

         e.       401(k) Plan

                  On January 1, 1990, the Company adopted a 401(k) plan. The plan covers all eligible employees. Eligible employees may contribute from 1% to 15% of their salaries subject to the statutory maximum of $9,240 for the 1995 and 1994 calendar years. The plan also provided matching contributions by the Company of 25% of the employees' contributions to a maximum contribution of 1% of the employees' salaries. On May 31, 1996, the plan's summary plan description was modified to make matching contributions discretionary. No matching contributions will be made by the Company for the 1996 calendar year.

                  The 401(K) expense amounted to $2,600, $9,460 and $6,260 for the years ended April 30, 1996, 1995 and 1994, respectively.

         f.       Union Pension Plan

                  Certain union employees participate in a multiemployer retirement plan sponsored by their union. The Company is required to pay seven cents ($.07) per hour per employee to the plan. Pension expense for the union employees for the years ended April 30, 1996, 1995, and 1994 was $3,745, $1,680, and $3,957, respectively. The data available from administrators of the multiemployer plan is not sufficient to determine the accumulated benefit obligation, nor the net assets attributable to the multiemployer plan in which Company employees participate. As of October 1995, the Company no longer has any union employees.

         g.       Litigation

                  In the normal course of its operations, the Company has been named as a defendant in several product liability lawsuits that in the opinion of management are not material and are substantially covered by the Company's product liability insurance.

6.       RELATED PARTY TRANSACTIONS

         The Company has an agreement with an entity ("Related Party") owned by a major shareholder whereby the entity agreed to provide warehousing and general administrative services to the Company. The agreement is for a period of two years with automatic year to year renewals.

                      DYNAMIC CLASSICS, LTD. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

                                   (CONTINUED)

6.       RELATED PARTY TRANSACTIONS (cont'd)

         The monthly fee for the warehousing services is 3% of monthly sales. The fee for general administrative services is payable monthly and is based on annual sales in percentages ranging from 3% to 4% of invoiced sales. Total warehousing and administrative expenses charged to operations for the year ended April 30, 1996 were approximately $164,000.

         The Related Party also purchases inventory for the Company and charges the Company for the invoiced amount of the inventory.

         Interest is chargeable at an annual rate of prime plus 3% of the balance owing on inventory purchases, warehousing fees, and general administrative fees and is payable monthly. Total interest charges on such balances was $115,004 for fiscal 1996.

         At April 30, 1996, the balance owed to the Related Party was $2,129,893 and is included in accounts payable and accrued expenses.

         The Company also has loans outstanding with the Related Party totaling $557,000 at April 30, 1996. The loan is secured by all of the Company's assets. Interest at Citibank prime rate plus three percent is payable monthly. The prime rate used in fiscal 1996 was 8.5 percent. Interest charged to operations for the year ended April 30, 1996 was $19,924.

7.       MAJOR CUSTOMERS

         During the year ended April 30, 1996, sales to three major customers were approximately 19%, 18%, and 14% of the Company's net sales. During the year ended April 30, 1995, sales to two major customers were approximately 26% and 14% of the Company's net sales. During the year ended April 30, 1994, sales to three major customers were 16%, 16% and 10% of the Company's net sales. The Company sells a limited amount to foreign customers. There were no material receivables subject to foreign currency fluctuations.

8.       CREDIT RISK/FINANCIAL INSTRUMENTS

         Due to the nature of its business and the volume of sales activity, the Company's cash balance occasionally exceeds the $100,000 protection of FDIC insurance. At April 30, 1996 and 1995, such excess balances totaled approximately $207,000 and $398,000, respectively.

         The carrying amounts of short-term debt reported in the balance sheets approximate fair value. The fair value of the Company's long-term debt (including the current portion) also approximates its carrying amount in the balance sheets based on the rates currently available to the Company for similar debt with similar terms.

                      DYNAMIC CLASSICS, LTD. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

9.       AUTHORITATIVE PRONOUNCEMENTS

         a. The Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", in March of 1995. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995. In light of the reorganization as discussed in Note 11, the Company expects to recover the carrying amount of its long-lived assets and adoption of SFAS No. 121 is not expected to have a material impact on the Company's financial statements.

         b. The FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" in October of 1995. The Statement establishes financial options accounting (except for non-employees) and mandatory proforma reporting standards for stock-based employee compensation plans and is effective for financial statements issued for fiscal years beginning after December 15, 1995. The Company does not currently have any stock-based employee compensation plans, and does not expect to adopt the optional accounting standards of SFAS No. 123.

         c. The FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" in June of 1996. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. SFAS No. 125 is effective for financial statements issued for fiscal years occurring after December 31, 1996 and is to be applied prospectively. SFAS No. 125 is not expected to have an impact on the Company.

10.      SIGNIFICANT RISKS AND UNCERTAINTIES

         a. The Company's exercise products compete with products marketed and sold by a number of companies. The Company's main competitors in this area possess far greater financial and other resources, including sales forces, than the Company. However, the Company believes that as a result of its ability to use its trademarked names for which it pays royalties, it will be able to retain its share of the market. Nevertheless, there can be no assurance that the Company will be able to effectively compete with these companies as well as with other smaller entities.

                      DYNAMIC CLASSICS, LTD. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

                                   (CONTINUED)

10.      SIGNIFICANT RISKS AND UNCERTAINTIES (cont'd)

                  The Company's luggage products compete with products designed by a number of the largest companies in the industry. The Company believes that because of its concentration on the upscale lifestyle and more specialized leisure market that are associated with its use of trademarked names, the Company will be able to continue to grow its luggage business. Nevertheless, there can be no assurance that the Company will be able to effectively compete with these companies as well as with other smaller entities.

         b. Most of the Company's exercise products are purchased from Phillippines, Korea, and Taiwan. The Company believes that, if necessary, it will be able to obtain its products from firms located in other countries at little, if any, additional expense. As a consequence, the Company believes that an interruption in deliveries by a manufacturer located in a particular country will not have a material adverse impact on the business of the Company. Nevertheless, because of political instability in a number of the supply countries, occasional import quotas and other restrictions on trade or otherwise, there can be no assurance that the Company will at all times have access to a sufficient supply of merchandise.

11.      SUBSEQUENT EVENT/MANAGEMENT PLANS

         In 1994, the Company added a new line of products consisting primarily of treadmills and ski machines. Initially, the Company was successful in marketing these products. However, due to defective products delivered by the Company's manufacturers, primarily located in the People's Republic of China, the Company was forced to allow substantial returns by its customers. Although, pursuant to a written agreement, the manufactures acknowledged the defects and agreed to pay for returns and to provide replacement goods at no cost, they breached this agreement soon thereafter. For the year ended April 30, 1996, the Company suffered significant losses in the amount of approximately $3,700,000 from its venture into this line of business.

         On August 23, 1995 the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. A Plan of reorganization was filed by the Company on October 30, 1995 and subsequently amended and modified on February 22, 1996. On April 5, 1996, the creditors voted to accept the amended and modified plan (the "Plan) and on May 23, 1996, the court confirmed the Plan. The Plan was substantially consummated in August, 1996.

                      DYNAMIC CLASSICS, LTD. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

                                   (CONTINUED)

11.      SUBSEQUENT EVENT/MANAGEMENT PLANS (cont'd)

         As contemplated by the Plan, a new company, Dynamic International, Ltd. was formed on July 29, 1996. On August 8, 1996, the Company merged into Dynamic International, Ltd. The capital structure and the balance sheet of the combined entity immediately after the merger were substantially the same as those of the Company prior to the merger. The "new common stock" as referred to below is the common stock of Dynamic International, Ltd.

         Chapter 11 claims filed against the Company and subsequently allowed in the bankruptcy proceeding totaled approximately $17.2 million. The Plan discharged such claims through distributions of cash of approximately $515,000 and issuance of shares of new common stock. The cash distributions were paid in August 1996. A total of 15,993,991 shares of new common stock were issued on July 25, 1996 out of which 14,880,000 shares were issued to one secured creditor (see Note 3), 800,000 shares were issued to unsecured creditors, and 313,991 shares were issued to the reconfirmation common stock equity interest holders.

         The discharge of claims has been reflected in the April 30, 1996 financial statements. The stock distribution value is based on the reorganization value of the Company determined by projecting cash flows over an eleven year period and discounting such cash flows at a cost of capital rate of 11.5%. Cash distributions and the estimated stock distribution value totaling $531,561 has been recorded as other liabilities as of April 30, 1996. The gain of approximately $16.7 million resulting from the excess of the allowed claims over the total value of the cash and the common stock distributed to the secured and unsecured creditors has been recorded as an extraordinary gain for the year ended April 30, 1996.

         The eleven year cash flow projection was based on estimates and assumptions about circumstances and events that have not yet taken place. Such estimates and assumptions are inherently subject to significant economic and competitive uncertainties and contingencies beyond the control of the Company, including, but not limited to those with respect to the future courses of the Company's business activity. Accordingly, there will usually be differences between projections and actual results because events and circumstances frequently do not occur as expected, and those differences may be material.

         As part of the reorganization, the Company will continue to sell hand exercise, light exercise equipment and luggage and sports bags, all of which have a proven market acceptance. Management believes it can increase revenues by increasing its focus on direct response marketing. Therefore, it intends to develop plans to use infomercials to market these products. Management believes these increased marketing efforts, adequate financing through its related entity, Achim Importing, discontinuance of the unprofitable products, and sustainable gross profit percentages, can be effectively implemented within the next twelve months.

                     DYNAMIC CLASSICS, LTD. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

11.    SUBSEQUENT EVENT/MANAGEMENT PLANS

       The Company expects to adopt "fresh-start reporting" in accordance with Statement of Position ("SOP") 90-7 issued by the American Institute of Certified Public Accountants in preparing its financial statements for the year ended April 30, 1997. SOP 90-7 calls for the adoption of "fresh-start reporting" if the reorganization value of the emerging entity immediately before the date of confirmation is less than the total of all postpetitition and allowed claims, and if holders of existing voting shares immediately before confirmation receive less than 50 percent of the voting shares of the emerging entity, both conditions of which are satisfied by the Company.

       The following is a proforma balance sheet of the reorganized Company based on the projected discounted cash flows as discussed above:


                                                    Pre-           Debt          April 30,       Fresh       Reorganized
                                                Confirmation     Discharge        1996           Start         Company
                                              --------------   ------------   ------------    ------------  -------------
       Current Assets:
         Cash                                 $       26,515                  $     26,515                  $      26,515
         Accounts receivable                       1,036,927                     1,036,927                      1,036,927
         Inventory                                 2,384,469                     2,384,469                      2,384,469
         Other current assets                        534,638                       534,638                        534,638
                                              --------------                  ------------                  -------------
            Total Current Assets                   3,982,549                     3,982,549                      3,982,549
       Property and equipment                        230,055                       230,055                        230,055
       Other Assets                                   40,792                        40,792                         40,792
       Reorganization value
         over recorded amounts                             0                             0          47,331         47,331
                                              --------------                  ------------    ------------  -------------
            Total Assets                      $    4,253,396                  $  4,253,396    $     47,331   $  4,300,727
                                              ==============                  ============    ============  =============
       Current liabilities:
         Accounts payable and
         accrued expenses                     $    3,139,141                  $  3,139,141                  $   3,139,141
         Prepetition liabilities subject
          to compromise                           17,223,754   $(17,223,754)             0                              0
         Other current liabilities                   605,735        531,561      1,137,296    $    (15,923)     1,121,373
                                              --------------   ------------   ------------    ------------  -------------
            Total Current Liabilities             20,968,630    (16,692,193)     4,276,437         (15,923)     4,260,514
                                              --------------   ------------   ------------    ------------  -------------
       Other liabilities                              23,965                        23,965                         23,965
                                              --------------                  ------------                  -------------
       Common stock, par value                        17,444                        17,444          (1,450)        15,994
       Additional paid in capital                    590,291                       590,291        (590,034)           257
       Accumulated deficit                       (17,329,434)    16,692,193       (637,241)        637,241              0
                                               -------------   ------------   ------------    ------------  -------------
                                                 (16,721,699)    16,692,193        (29,506)         45,757         16,251
       Less: Treasury stock                          (17,500)                      (17,500)         17,497             (3)
                                              --------------   ------------   ------------    ------------  -------------
            Total Equity                         (16,739,199)    16,692,193        (47,006)         63,254         16,248
                                              --------------   ------------   ------------    ------------  -------------
       Total Liabilities and Equity           $    4,253,396   $          0   $  4,253,396    $     47,331  $   4,300,727
                                              ==============   ============   ============    ============  =============

              INDEPENDENT AUDITOR'S REPORT ON SUPPLEMENTAL SCHEDULE

To the Board of Directors and Shareholders
Dynamic International, Ltd.

Our report on the consolidated financial statements of Dynamic Classics, Ltd. and its subsidiary as of April 30, 1996 and for the year then ended is included on page F-1 of this Form 10-K. In connection with our audit of such financial statements, we have also audited the related accompanying financial statement
Schedule II - Valuation and Qualifying Accounts for the year ended April 30,
1996.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                                   Moore Stephens, P.C.
                                                   Certified Public Accountants

New York, New York
August 30, 1996

                          INDEPENDENT AUDITOR'S REPORT
                        ON FINANCIAL STATEMENT SCHEDULES

Board of Directors
Dynamic Classics, Ltd.

We have audited the consolidated financial statements of Dynamic Classics, Ltd. and Subsidiary as of April 30, 1995 and for each of the years in the two-year period then ended, referred to in our report dated June 26, 1996, which is included elsewhere in this annual report on Form 10-K. In connection with our audits of these financial statements, we audited the financial statement schedule, listed under Item 14 for each of the years in the two-year period ended April 30, 1995. In our opinion, this financial statement schedule presents fairly, in all material respects, the information stated therein, when considered in relation to the consolidated financial statements taken as a whole.



                                                HOBERMAN, MILLER & CO., P.C.


New York, New York
June 26, 1996

                      DYNAMIC CLASSICS, LTD. AND SUBSIDIARY

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                                      For the Years Ended April 30,
                                                                      -----------------------------
                                                                     1996        1995         1994
                                                                     ----        ----         ----

Allowance for doubtful accounts balance - beginning               $      -0-  $  578,119   $ 417,760
Additions charged to income                                         167,000           -0-    156,665
Recovery of uncollectible accounts - net                                 -0-          -0-      3,694
Writeoffs of uncollectible amounts                                       -0-    (578,119)         -0-
                                                                  ----------  -----------  ----------
Allowance for doubtful accounts balance - ending                  $ 167,000   $       -0-  $ 578,119
                                                                  ==========  ===========  ==========

                                EXHIBIT INDEX
                                -------------


EXH NO.                         DESCRIPTION
-------                         -----------


10.03 Endorsement Agreement dated December 22, 1994 with Kathy Ireland.

10.04 Warehousing and Service Agreement dated as of September 1, 1996 with Achim Importing Inc.

27                              Financial Data Schedule