Form 10-Q
period 1996-07-31
DYNAMIC INTERNATIONAL LTD
filed 1997-03-03
CIK 1021097

                                    FORM 10-Q



                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549



                  QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter ended July 31, 1996             Commission File Number 0-21475



                           DYNAMIC INTERNATIONAL, LTD.
             (Exact Name of Registrant As Specified In Its Charter)



             Nevada                                             93-1215401
(State or other jurisdiction of                             (I.R.S. employer
incorporation or organization)                             identification no.)



  58 Second Ave., Brooklyn, New York                                   11215
(Address of principal executive office)                             (Zip Code)



                                718-369-4160
                         (Registrant's telephone no.)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                        Yes                No   x
                           ---                 ---



As of January 31, 1997, 15,993,991 shares of the Registrant's common stock par value $.01 were issued and outstanding.

Form 10-Q FQE 7/31/96                               DYNAMIC INTERNATIONAL, LTD.




                                      INDEX



                                                                        Page No.



Part I.     Financial Information


            Consolidated Condensed Balance Sheets
            as of July 31, 1996 and April 30, 1996                           3


            Consolidated Condensed Statements of Operations
            for the Three Months Ended July 31, 1996 and 1995                4


            Consolidated Condensed Statements of Cash Flows
            for the Three Months Ended July 31, 1996 and 1995                5


            Notes to Consolidated Condensed Financial Statements       6, 7, 8


            Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          9, 10





Part II.    Other Information                                               11





Signatures                                                                  12

Form 10-Q FQE 7/31/96                                DYNAMIC INTERNATIONAL, LTD.



                      Consolidated Condensed Balance Sheets
                                   (Unaudited)



                                                           Reorganized      Predecessor
                                                             Company          Company
                                                           July 31, 1996    April 30, 1996
                                                           -------------    --------------
Current Assets
Cash                                                       $     4,951         $    26,515
Accounts Receivable - Trade (Net of allowance for
   doubtful accounts of $167,000 in 1996 & $167,000
   in 1995)                                                  1,412,931           1,036,927
Due from Suppliers                                              10,704              26,760
Inventory                                                    1,910,525           2,384,469
Prepaid Expenses                                               182,288              81,693
Miscellaneous Receivables                                      135,037             135,039
Prepaid & Refundable Income Taxes                              291,959             291,146
                                                           -----------         -----------
Total Current Assets                                         3,948,395           3,982,549
Fixed Assets, at Cost, Less Accumulated
   Depreciation                                                203,863             230,055
Due from Suppliers                                              52,198              36,142
Security Deposits                                                4,650               4,650
Reorganization value in excess of amounts
   allocable to identifiable assets                            124,154                --
                                                           -----------         -----------
Total Assets                                               $ 4,333,260         $ 4,253,396
                                                           ===========         ===========
Liabilities and Shareholders Equity (Deficit)
Current Liabilities
Notes payable bank, trade                                  $    62,020         $      --
Accounts Payable & Accrued Expenses                          3,604,440           3,139,141
Capital Lease Obligations                                       32,226              48,732
Loans payable - related party                                  593,670             557,000
Other liabilities                                                 --               531,560
                                                           -----------         -----------
Total Current Liabilities                                    4,292,356           4,276,433
Other Liabilities
                                                                               -----------
Capital Lease Obligations                                       21,578              23,965
                                                           -----------         -----------
Total Liabilities                                            4,313,934           4,300,398
Shareholders Equity

Common Stock, par value $.001 per share ($.01 in
   1995); authorized 50,000,000 shares (5,000,000
   in 1995); issued 15,993,991 (1,744,396 in 1995)              15,994              17,444
Additional Paid-In Capital                                       3,335             590,291
Retained Earnings (since July 31, 1996, date
   of reorganization, total deficit eliminated
   was $710,986)                                                  --                  --
Accumulated deficit                                               --              (637,237)
                                                           -----------         -----------
Total                                                           19,329             (29,502)
Less Treasury Stock                                                 (3)            (17,500)
                                                           -----------         -----------
Total Shareholders' Equity (Deficit)                            19,326             (47,002)
                                                           -----------         -----------
Total Liabilities & Shareholders Equity (Deficit)          $ 4,333,260         $ 4,253,396
                                                           ===========         ===========




See Accompanying Notes to Consolidated Condensed Financial Statements.

Form 10-Q FQE 7/31/96                                DYNAMIC INTERNATIONAL, LTD.




                 Consolidated Condensed Statements of Operations
                       For the Three Months Ended July 31
                                   (Unaudited)

                                                            For the 3           For the 3
                                                          Months Ended        Months Ended
                                                          July 31, 1996       July 31, 1995
                                                          -------------       -------------
Net Sales                                                  $  2,161,721         $   191,229

Cost of Goods Sold                                            1,624,468           3,341,320
                                                           ------------         -----------

Gross Profit                                               $    537,253         ($3,150,091)

Selling, General and Administrative Expenses                    554,697           1,561,789

Interest Expense                                                 57,377             220,514
                                                           ------------         -----------

Income (Loss) Before Provision for Income Taxes            ($    74,821)        ($4,932,394)

Provision for (Recovery of) Income Taxes - Current                 --                  --
                                         - Deferred                --                  --
                                                           ------------         -----------

Net Income                                                 ($    74,821)        ($4,932,394)
                                                           ============         ===========

Number of Common Shares Outstanding                          15,993,991                --
                                                           ------------         -----------

Earnings (Loss) per Common Share                                  (.005)               --
                                                           ------------         -----------

Cash Dividends per Common Share                                    None                None


     See Accompanying Notes to Consolidated Condensed Financial Statements.

Form 10-Q FQE 7/31/96                                DYNAMIC INTERNATIONAL, LTD.




                Consolidated Condensed Statements of Cash Flows
                      for the Three Months Ended July 31
                                   (Unaudited)

                                                       For the 3         For the 3
                                                     Months Ended      Months Ended
                                                     July 31, 1996     July 31, 1995
                                                     -------------     -------------
Net Cash Used in Operating Activities                 $(101,441)        $(1,430,760)

Cash Flows from Investing Activities

Acquisition of Property and Equipment                      --                (7,218)
                                                      ---------         -----------

Net Cash Used in Investing Activities                      --                (7,218)

Cash Flows from Financing Activities

Proceeds from Notes Payable                           $    --           $ 3,831,349
Repayments of Notes Payable                                --               (36,000)
Proceeds from Bankers Acceptances                          --               343,711
Repayments of Bankers Acceptances                          --            (3,211,332)
Proceeds from Officer's Loan Payable                       --               147,000
Repayments of Capital Leases                            (18,812)            (17,323)
Increase in Insurance Note Payable                       62,020                --
Increase in Note Payable to Related Party                36,669                --
                                                      ---------         -----------

Net Cash Provided by Financing Activities             $  79,877         $ 1,057,405

Net Decrease in Cash                                    (21,564)           (380,573)

Cash and Cash Equivalents--Beginning of Period           26,515             342,571
                                                      ---------         -----------

Cash and Cash Equivalents--End of Period              $   4,951         $   (38,002)
                                                      =========         ===========


Supplemental disclosures of Cash Flow information:

Debt Note:        Interest paid during the three months ended July 31, 1996
                  and 1995 was $0 and $49,792, respectively.

Income Tax Note:  The Company made no income tax payments during the three-month periods ending July 31, 1996 and 1995, respectively.











See Accompanying Notes to Consolidated Condensed Financial Statements.

Form 10-Q FQE 7/31/96                             DYNAMIC INTERNATIONAL, LTD.




             Notes to Consolidated Condensed Financial Statements for the Three-Month Periods Ended July 31, 1996 and 1995
                                   (Unaudited)


1.  Basis of Presentation:

The consolidated condensed balance sheet as of July 31, 1996 and the related consolidated condensed statements of operations and consolidated condensed statements of cash flows for the three-month periods ended July 31, 1996 and 1995 are unaudited. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of such financial statements have been made.

The April 30, 1996 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-K. The results of operations for the three-month period ended July 31, 1996 are not necessarily indicative of the operating results for the entire year.

2.  Reorganization:

On August 23, 1995, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. A plan of reorganization was filed by the Company on October 30, 1995 and subsequently amended and modified on February 22, 1996. The amended and modified plan (the "Plan") was confirmed on May 23, 1996 and substantially consummated in August, 1996. For accounting purposes, the effective date of the reorganization is July 31, 1996.

As contemplated by the Plan, a new company, Dynamic International, Ltd., was formed on July 29, 1996. On August 8, 1996, the Company merged into Dynamic International, Ltd. The capital structure and the balance sheet of the combined entity immediately after the merger were substantially the same as those of the Company prior to the merger. The "new common stock" as referred to below is the common stock of Dynamic International, Ltd.

Chapter 11 claims filed against the Company and subsequently allowed in the bankruptcy proceeding totaled approximately $17,200,000. The Plan discharged claims through distributions of cash and issuance of shares of new common stock. The cash distributions totaled approximately $515,000 and was funded from loans by a secured creditor. A total of 15,993,991 shares of new common stock was issued, out of which 14,880,000 shares were issued to one secured creditor, 800,000 shares were issued to unsecured creditors, and 313,991 shares were issued to the pre-confirmation common stock equity holders. The total value of the allowed claims exceeded the value of the cash and the common stock distributed to the secured and unsecured creditors by approximately $16,700,000 which has been recorded as an extraordinary gain.

The Company accounted for the reorganization using "fresh start reporting" in accordance with the Statement of Position ("SOP") 90-7 in preparing its balance sheet as of July 31, 1996, which is based on the reorganized value of the Company and which reduced the accumulated deficit to zero. Such reorganization value was determined by projecting cash flows over an eleven-year period and discounting the cash flows at the cost of capital rate of 11.5%. The fair value of the assets was determined to approximate book value. The excess of the reorganization value over the fair value of the assets is recorded as reorganization value in excess of amounts allocable to identifiable assets which will be amortized over eleven years.

                                                                  Continued.....

Form 10-Q FQE 7/31/96                                DYNAMIC INTERNATIONAL, LTD.




                                   (Continued)
              Notes to Consolidated Condensed Financial Statements
            for the Three-Month Periods Ended July 31, 1996 and 1995
                                   (Unaudited)



The eleven-year cash flow projection was based on estimates and assumptions about circumstances and events that have not yet taken place. Such estimates and assumptions are inherently subject to significant economic and competitive uncertainties and contingencies beyond the control of the Company, including, but not limited to, those with respect to the future courses of the Company's business activity. Accordingly, there will usually be differences between projections and actual results because events and circumstances frequently do not occur as expected, and those differences may be material.

3.  Inventories:

The inventories consist of finished goods.

4.  Per Share Information:

Per share information for the period ended July 31, 1996 is based on the new shares issued in the reorganization. Therefore, the Company believes that per share information for the period ended July 31, 1995 is not meaningful.

Form 10-Q FQE 7/31/96                             DYNAMIC INTERNATIONAL, LTD.




The effect of the Plan of reorganization on the Company's balance sheet as of July 31, 1996 is as follows:

                                 Balance                           Reorganized
                                  Sheet      Stock                     B/S
                                 7/31/96    Exchange  Fresh Start    7/31/96
                                ---------   --------  -----------  -----------
Cash                                4,951                               4,951
Accounts receivable, net        1,412,931                           1,412,931
Inventory                       1,910,525                           1,910,525
Prepaid & refundable income
   taxes                          291,959                             291,959
Other assets                      328,029                             328,029
                                ---------                           ---------

     Total Current Assets       3,948,395                           3,948,395

Fixed assets, net                 203,863                             203,863
Other assets                       56,848                              56,848
Reorganization value in excess
   of amounts allocable to
   Identifiable assets                  0               124,154       124,154
                                ---------              --------     ---------

     TOTAL ASSETS               4,209,106          0    124,154     4,333,260
                                =========   ========   ========     =========


Loans payable - MG                593,670                             593,670
Loans payable - Trade              62,020                              62,020
Accounts payable & accrued
     expenses                   3,604,440                           3,604,440
Capital lease obligations -
     Current                       32,226                              32,226
Other liabilities                  15,923    (15,923)        0             (0)
                                ---------   --------   -------      ---------

     Total Current Liabilities  4,308,279    (15,923)        0      4,292,356

Capital Lease Obligations -
     Non-current                   21,578                              21,578
                                ---------   --------   -------      ---------

     Total Other Liabilities       21,578                              21,578

Common stock                       17,444    (17,444)                  15,994
                                              15,994

Additional paid-in capital        590,291   (590,291)  (586,832)        3,335
                                             590,167

Accumulated deficit              (710,986)              710,986             0

Treasury stock                    (17,500)    17,497                       (3)
                                ----------  --------   --------     ---------

     Total Equity (Deficit)      (120,751)    15,923    124,154        19,326
                                ----------  --------   --------     ---------

     TOTAL LIABILITIES AND
          DEFICIT               4,209,106         (0)   124,154     4,333,260
                                =========   ========   ========     =========

Form 10-Q FQE 7/31/96                             DYNAMIC INTERNATIONAL, LTD.



                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        Three Months Ended July 31, 1996
                                 as Compared to
                        Three Months Ended July 31, 1995


General

The Company is the successor to Dynamic Classics, Ltd., a Delaware corporation incorporated in 1986 ("DCL" together with "DIL", the "Company"), which was the successor to a New York company incorporated in 1964. In August 1996, DCL merged with and into DIL, which had been newly formed for the purpose of this merger. The sole objective of the merger was to change the Company's state of incorporation from Delaware to Nevada.

Plan of Reorganization

In 1994, the Company added a new line of products consisting primarily of treadmills and ski machines. Initially, the Company was successful in marketing these products. For the fiscal year ended April 30, 1995, sales of these products represented approximately 53% of the Company's gross sales. However, due to serious manufacturing defects and poor construction of the Company's products delivered by the Company's manufacturers, primarily located in the People's Republic of China, the Company was forced to allow substantial chargebacks by its customers. Although, pursuant to a written agreement, the manufacturers acknowledged the defects and agreed to pay for returns and to provide replacement goods at no cost, they breached this agreement soon thereafter. The Company suffered severe losses from its venture into this line of business and in August 1995 was forced to seek protection from its creditors under Chapter 11 of the Bankruptcy Code.

In May 1996, the Bankruptcy Court approved a plan of reorganization pursuant to which creditors would receive partial satisfaction of their claims. MG Holdings Corp., which had purchased a promissory note from the Company's principal financial institution, received 14,880,000 shares of common stock, representing approximately 93% of the issued and outstanding shares, thereby gaining absolute control over the Company's affairs.

Results of Operations

Sales for the three months ended July 31, 1996 increased from $191,000 to $2,162,000, totaling $1,970,000 or 1031% from the three months ended July 31, 1995. Sales of the Company's Exercise and Luggage lines decreased by $581,000 and $583,000, respectively, during the three months ended July 31, 1996. During the three-month period ended July 31, 1995, sales of the Company's Exercise and Luggage lines of $1,460,000 and $1,866,000, respectively, were offset by credits of $3,177,000 issued to customers in connection with the discontinued line of manual treadmills and ski machines.

Operating expenses decreased by approximately $1,007,000. As a result of the Company's reorganization, the Company had decreases in the following expenses:

            Office salaries         $211,000
            Payroll taxes           $ 35,000
            Insurance               $ 60,788
            Professional fees       $163,740
            Freight out             $209,320
            Promotion               $ 56,000
            Travel & entertainment  $ 37,000


                                                                  Continued.....

Form 10-Q FQE 7/31/96                                DYNAMIC INTERNATIONAL, LTD.




                                   (Continued)
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        Three Months Ended July 31, 1996
                                 as Compared to
                        Three Months Ended July 31, 1995




Interest expense decreased by approximately $163,000. This decrease was due primarily to a decrease in current debt of approximately $12,000,000 as of July 31, 1996, compared to July 31, 1995. This decrease in debt was the result of the Company's reorganization.

The Company had a pretax loss of $75,000 compared to a pretax loss of $4,932,000 in the prior year's three-month period.

Liquidity and Capital Resources

During the three months ended July 31, 1996, cash used in operating activities was $101,441. This was primarily the result of increases in accounts receivable and prepaid expenses, and a decrease in accounts payable of $376,004, $100,596, and $224,188, respectively, which were offset by a decreased inventory of $631,797.

Financing activities provided cash of $79,877.

Pursuant to an unwritten understanding, Achim Importing Co., Inc. ("Achim"), an entity owned by Marton B. Grossman, Chairman and President of the Company, makes its lines of credit available to the Company which will enable it to finance the purchases of its inventory from its overseas suppliers. Also, from time to time, Achim will purchase the products directly from the manufacturer and resell them to the Company without markup. Achim charges the Company interest on the unpaid balance of the purchases. The Company believes that cash generated by operations and the availability of Achim's credit line to finance the Company's purchase of inventory will be sufficient to finance its operations for the next twelve months.

Seasonality

The Company's business is highly seasonal with higher sales typically in the second and third quarters of the fiscal year as a result of shipments of exercise equipment and luggage/sports bags related to the holiday season.

Form 10-Q FQE 7/31/96                             DYNAMIC INTERNATIONAL, LTD.















                           Part II. Other Information



                                 Not Applicable

Form 10-Q FQE 7/31/96                               DYNAMIC INTERNATIONAL, LTD.




                                   Signatures



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 Dynamic International, Ltd.




                              By:  /s/ William P. Dolan
Date:  February 3, 1997          ----------------------------------------
                                 William P. Dolan, Vice President, Finance