Form 10-Q
period 1996-10-31
DYNAMIC INTERNATIONAL LTD
filed 1997-03-03
CIK 1021097

                                    FORM 10-Q



                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549



                  QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter ended October 31, 1996          Commission File Number 0-21475



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



As of January 31, 1997, 15,993,991 shares of the Registrant's common stock par value $.001 were issued and outstanding.

Form 10-Q FQE 10/31/96                               DYNAMIC INTERNATIONAL, LTD.




                                      INDEX



                                                                        Page No.
                                                                        --------



Part I.     Financial Information


            Consolidated Condensed Balance Sheets
            as of October 31, 1996 and April 30, 1996                          3


            Consolidated Condensed Statements of Operations
            for the Six Months and Three Months Ended
            October 31, 1996 and 1995                                          4


            Consolidated Condensed Statements of Cash Flows
            for the Six Months Ended October 31, 1996 and 1995                 5


            Notes to Consolidated Condensed Financial Statements
            for the Six-Month Periods Ended October 31, 1996
            and 1995                                                     6, 7, 8


            Management's Discussion and Analysis of Financial
            Condition and Results of Operations for Six Months
            Ended Oct. 31, 1996 As Compared to Six Months Ended
            Oct. 31, 1995                                                  9, 10


            Management's Discussion and Analysis of Financial
            Condition and Results of Operations for Three Months
            Ended Oct. 31, 1996 As Compared to Three Months Ended
            Oct. 31, 1995                                                     11





Part II.    Other Information                                                 12





Signatures                                                                    13

Form 10-Q FQE 10/31/96                               DYNAMIC INTERNATIONAL, LTD.



                      Consolidated Condensed Balance Sheets
                    As of October 31, 1996 and April 30, 1996
                                   (Unaudited)

                                                                    Reorganized          Predecessor
                                                                      Company              Company
                                                                   Oct. 31, 1996        April 30, 1996
                                                                   -------------        --------------
Current Assets
Cash                                                                 $     2,135         $    26,515
Accounts Receivable - Trade (Net of allowance for
   doubtful accounts of $167,000 in 1996 & $167,000
   in 1995)                                                            1,982,694           1,036,927
Due from Suppliers                                                        10,704              26,760
Inventory                                                              2,010,466           2,384,469
Prepaid Expenses                                                         164,156              81,693
Miscellaneous Receivables                                                135,039             135,039
Prepaid & Refundable Income Taxes                                        182,656             291,146
                                                                     -----------         -----------
Total Current Assets                                                   4,487,850           3,982,549
Fixed Assets, at Cost, Less Accumulated
   Depreciation                                                          177,674             230,055
Due from Suppliers                                                        52,198              36,142
Security Deposits                                                          4,650               4,650
Reorganization value in excess of amounts
   allocable to identifiable assets                                      121,332                --
                                                                     -----------         -----------
Total Assets                                                         $ 4,843,704         $ 4,253,396
                                                                     ===========         ===========
Liabilities and Shareholders Equity (Deficit)
Current Liabilities
Notes payable bank, trade                                            $    35,440         $      --
Accounts Payable & Accrued Expenses                                    3,417,967           3,139,141
Capital Lease Obligations                                                 29,190              48,732
Loans payable - related party                                          1,205,109             557,000
Other liabilities                                                           --               531,560
                                                                     -----------         -----------
Total Current Liabilities                                              4,687,706           4,276,433
Other Liabilities
                                                                                         -----------
Capital Lease Obligations                                                 10,530              23,965
                                                                     -----------         -----------
Total Liabilities                                                      4,698,236           4,300,398
Shareholders Equity

Common Stock, par value $.001 per share ($.01 in
   1995); authorized 50,000,000 shares (5,000,000
   in 1995); issued 15,993,991 (1,744,396 in 1995)                        15,994              17,444
Additional Paid-In Capital                                                 3,335             590,291
Retained Earnings (since July 31, 1996, date
   of reorganization, total deficit eliminated
   was $710,986)                                                         126,142                --
Accumulated deficit                                                         --              (637,237)
                                                                     -----------         -----------
Total                                                                    145,471             (29,502)
Less Treasury Stock                                                           (3)            (17,500)
                                                                     -----------         -----------
Total Shareholders' Equity (Deficit)                                     145,468             (47,002)
                                                                     -----------         -----------
Total Liabilities & Shareholders Equity (Deficit)                    $ 4,843,704         $ 4,253,396
                                                                     ===========         ===========



See Accompanying Notes to Consolidated Condensed Financial Statements.

Form 10-Q FQE 10/31/96                              DYNAMIC INTERNATIONAL, LTD.




                   Consolidated Condensed Statements of Operations
         For the Six Months and Three Months Ended October 31, 1996 and 1995
                                   (Unaudited)

                                 For the Six Months Ended    For the Three Months Ended
                              Oct. 31, 1996  Oct. 31, 1995   Oct. 31, 1996  Oct. 31, 1995
                              ----------------------------   ----------------------------

Net Sales                       $5,815,042    $1,454,895     $3,653,321    $1,263,666

Cost of Goods Sold               4,188,080     4,084,355      2,563,612       743,035
                                ----------    ----------     ----------    ----------

Gross Profit                     1,626,962    (2,629,460)     1,089,709       520,631
                                ----------    ----------     ----------    ----------


Selling, General and
   Administrative Expenses       1,299,081     4,544,752        744,384     2,982,963
                                ----------    ----------     ----------    ----------

Interest                           139,700       191,448         82,323       (29,066)
                                ----------    ----------     ----------    ----------

                                 1,438,781     4,736,200        826,707     2,953,897
                                 ---------    ----------     ----------    ----------


Bankruptcy Administration           28,370       402,050         28,370       402,050
                                ----------    ----------     ----------    ----------


Net Income (Loss)
   Before Tax                      159,811    (7,767,710)       234,632    (2,835,316)
                                ----------    ----------     ----------    ----------

Provision for Income Taxes         108,490             0        108,490             0
                                ----------    ----------     ----------    ----------

Net Income (Loss)                   51,321    (7,767,710)       126,142    (2,835,316)
                                ==========    ===========    ==========    ===========


Loss per Common Share                0.003                         0.01


Number of Common Shares
   Outstanding                  15,993,991                   15,993,991


Cash Dividends per Common
   Share                           NONE          NONE           NONE          NONE



See Accompanying Notes to Consolidated Condensed Financial Statements.

Form 10-Q FQE 10/31/96                              DYNAMIC INTERNATIONAL, LTD.




                 Consolidated Condensed Statements of Cash Flows
               for the Six Months Ended October 31, 1996 and 1995
                                   (Unaudited)

                                                     For the 6        For the 6
                                                   Months Ended      Months Ended
                                                   Oct. 31, 1996     Oct. 31, 1995
                                                   -------------     -------------

Net Cash Used in Operating Activities               $(143,392)        $(1,457,512)

Cash Flows from Investing Activities

Acquisition of Property and Equipment                    --           $   (37,272)
                                                    ---------         -----------

Net Cash Used in Investing Activities                    --               (37,272)

Cash Flows from Financing Activities

Proceeds from Notes Payable                         $    --           $ 3,393,628
Repayments of Notes Payable                              --                  --
Proceeds from Bankers Acceptances                        --             1,118,516
Repayments of Bankers Acceptances                        --            (4,127,139)
Proceeds from Officer's Loan Payable                     --                  --
Repayments of Capital Leases                          (32,976)            (36,082)
Increase in Insurance Note Payable                     35,440             157,522
Increase in Note Payable to Related Party             116,548             725,395
                                                    ---------         -----------

Net Cash Provided by Financing Activities           $ 119,012         $ 1,231,840

Net Decrease in Cash                                  (24,380)           (262,944)

Cash and Cash Equivalents--Beginning of                26,515             342,571
Period
                                                    ---------         -----------

Cash and Cash Equivalents--End of Period            $   2,135         $    79,627
                                                    =========         ===========






Supplemental disclosures of Cash Flow information:

Debt Note:        Interest paid during the six months ended Oct. 31, 1996
                  and 1995 was $0 and $203,964, respectively.

Income Tax Note:  The Company made no income tax payments during the six-month periods ending Oct. 31, 1996 and 1995, respectively.










See Accompanying Notes to Consolidated Condensed Financial Statements.

Form 10-Q FQE 10/31/96                               DYNAMIC INTERNATIONAL, LTD.




              Notes to Consolidated Condensed Financial Statements
            for the Six-Month Periods Ended October 31, 1996 and 1995
                                   (Unaudited)


1.  Basis of Presentation:

The consolidated condensed balance sheet as of October 31, 1996 and the related consolidated condensed statements of operations and consolidated condensed statements of cash flows for the six-month periods ended October 31, 1996 and 1995 are unaudited. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of such financial statements have been made.

The April 30, 1996 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-K. The results of operations for the six-month period ended October 31, 1996 are not necessarily indicative of the operating results for the entire year.

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

                                                                  Continued.....

Form 10-Q FQE 10/31/96                              DYNAMIC INTERNATIONAL, LTD.




                                   (Continued)
             Notes to Consolidated Condensed Financial Statements
           for the Six-Month Periods Ended October 31, 1996 and 1995
                                   (Unaudited)



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

4.  Per Share Information:

Per share information for the period ended October 31, 1996 is based on the new shares issued in the reorganization. Therefore, the Company believes that per share information for the period ended October 31, 1995 is not meaningful.

Form 10-Q FQE 10/31/96                             DYNAMIC INTERNATIONAL, LTD.




The effect of the Plan of reorganization on the Company's balance sheet as of July 31, 1996 is as follows:

                                  Balance                          Reorganized
                                   Sheet     Stock                     B/S
                                 7/31/96    Exchange  Fresh Start    7/31/96
                                 -------    --------  -----------    -------

Cash                                4,951                               4,951
Accounts receivable, net        1,412,931                           1,412,931
Inventory                       1,910,525                           1,910,525
Prepaid & refundable income
   taxes                          291,959                             291,959
Other assets                      328,029                             328,029
                                ---------                           ---------

     Total Current Assets       3,948,395                           3,948,395

Fixed assets, net                 203,863                             203,863
Other assets                       56,848                              56,848
Reorganization value in excess
   of amounts allocable to
   Identifiable assets                  0               124,154       124,154
                                ---------              --------     ---------

     TOTAL ASSETS               4,209,106          0    124,154     4,333,260
                                =========   ========   ========     =========


Loans payable - MG                593,670                             593,670
Loans payable - Trade              62,020                              62,020
Accounts payable & accrued
     expenses                   3,604,440                           3,604,440
Capital lease obligations -
     Current                       32,226                              32,226
Other liabilities                  15,923    (15,923)        0             (0)
                                ---------   ---------  -------      ----------

     Total Current Liabilities  4,308,279    (15,923)        0      4,292,356

Capital Lease Obligations -
     Non-current                   21,578                              21,578
                                ---------   --------   -------      ---------

     Total Other Liabilities       21,578                              21,578

Common stock                       17,444    (17,444)                  15,994
                                              15,994

Additional paid-in capital        590,291   (590,291)  (586,832)        3,335
                                             590,167

Accumulated deficit              (710,986)              710,986             0

Treasury stock                    (17,500)    17,497                       (3)
                                ----------  --------   --------     ----------

     Total Equity (Deficit)      (120,751)    15,923    124,154        19,326
                                ----------  --------   --------     ---------

     TOTAL LIABILITIES AND
          DEFICIT               4,209,106         (0)   124,154     4,333,260
                                =========   =========  ========     =========

Form 10-Q FQE 10/31/96                               DYNAMIC INTERNATIONAL, LTD.




                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                         Six Months Ended Oct. 31, 1996
                                 as Compared to
                         Six Months Ended Oct. 31, 1995


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

Results of Operations

Sales for the six months ended October 31, 1996 increased from $1,454,000 to $5,815,000, totaling $4,360,000, or 300% from the six months ended October 31, 1995. Sales of the Company's exercise equipment and luggage lines increased by $416,000 and $1,007,000, respectively, to $2,336,000 and $3,479,000, respectively, over the six-month period ended October 31, 1995. For the period ended October 31, 1995, sales of the Company's exercise equipment and luggage lines of $1,998,000 and $2,589,000, respectively, were offset by credits of $3,211,000 issued to customers in connection with the discontinued line of manual treadmills and ski machines.

The Company's gross profit increased from a gross loss of $2,629,000 to a gross profit of $1,627,000. This increase is due to the credits of $3,211,000 issued to customers in connection with the discontinued line of manual treadmills and ski machines which reduced the sales for the six months ended October 31, 1995.

Operating expenses decreased by approximately $3,246,000. As a result of the Company's reorganization, the Company had decreases in the following expenses:


                                                                  Continued.....

Form 10-Q FQE 10/31/96                               DYNAMIC INTERNATIONAL, LTD.




                                   (Continued)
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

                        Six Months Ended Oct. 31, 1996
                                as Compared to
                        Six Months Ended Oct. 31, 1995

                  Officers' Salaries        $ 90,870
                  Office Salaries           $457,244
                  Payroll Taxes             $ 47,748
                  Fringe Benefits           $ 14,296
                  Pension Costs             $766,609
                  Rent                      $279,252
                  Insurance                 $162,276
                  Insurance Claims          $289,352
                  Professional Fees         $140,455
                  Consulting Fees           $107,623
                  Freight Out               $210,797
                  Promotion                 $114,622
                  Provision for Bad Debts   $504,890


Interest expense decreased by approximately $52,000 due to decreased borrowing.

Bankruptcy administration costs decreased by $374,000 to $28,000 due primarily to a decrease of $282,000 in the legal and accounting fees related to the reorganization.

The Company had a pretax profit of $160,000 compared to a pretax loss of $7,767,000 in the prior year's six-month period.

Liquidity and Capital Resources

During the six months ended October 31, 1996, cash used in operating activities was $143,392. This was primarily the result of increases in accounts receivable and prepaid expenses of $945,767 and $82,463, respectively, which were offset by a decreased inventory, accounts payable, and prepaid taxes of $374,003, $279,900, and $108,490, respectively.

Financing activities provided cash of $119,012.

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

Form 10-Q FQE 10/31/96                              DYNAMIC INTERNATIONAL, LTD.




                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

                       Three Months Ended Oct. 31, 1996
                                as Compared to
                       Three Months Ended Oct. 31, 1995


Results of Operations

Sales for the three months ended October 31, 1996 increased from $1,264,000 to $3,653,000, totaling $2,390,000 or 189% from the three months ended October 31, 1995. Sales of the Company's exercise equipment and luggage lines increased by $918,000 and $1,472,000, respectively, to $1,458,000 and $2,195,000, respectively, over the three-month period ended October 31, 1995.

The Company's gross profit increased from $520,000 to $1,090,000. This increase was due primarily to the increased volume.

Operating expenses decreased by approximately $2,239,000 as a result of the Company's reorganization. The Company had decreases in the following expenses:

                  Office Salaries           $245,944
                  Payroll Taxes             $ 25,231
                  Pension Costs             $743,472
                  Rent                      $257,364
                  Insurance                 $ 95,488
                  Insurance Claims          $289,352
                  Professional Fees         $ 79,335
                  Consulting Fees           $ 94,878
                  Provision for Bad Debts   $519,343


Interest expense increased by approximately $111,000. As a result of the Chapter 11 filing, the Company did not have to pay interest on pre-Petition debt during the three months ended October 31, 1995.

Bankruptcy administration costs decreased by $374,000 to $28,000 due primarily to a decrease of $282,000 in the legal and accounting fees related to the reorganization.

The Company had a pretax profit of $235,000 compared to a pretax loss of $2,835,000 in the prior year's three-month period.

Form 10-Q FQE 10/31/96                               DYNAMIC INTERNATIONAL, LTD.















                           Part II. Other Information



                                 Not Applicable

Form 10-Q FQE 10/31/96                              DYNAMIC INTERNATIONAL, LTD.




                                   Signatures



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                Dynamic International, Ltd.





                             By:  /s/ William P. Dolan
Date: February 3, 1997          -----------------------------------------
                                William P. Dolan, Vice President, Finance