Form 10-Q
period 1997-01-31
DYNAMIC INTERNATIONAL LTD
filed 1997-03-12
CIK 1021097

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter ended January 31, 1997          Commission File Number 0-21475



                           DYNAMIC INTERNATIONAL, LTD.
              (Exact Name of Registrant As Specified In Its Charter



             Nevada                                             93-1215401
(State or other jurisdiction of                              I.R.S. employer
incorporation or organization)                             identification no.)



  58 Second Ave., Brooklyn, New York                                   11215
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

                        Yes                 No   x



As of February 28, 1997, 15,993,991 shares of the Registrant's common stock par value $.001 were issued and outstanding.

Form 10-Q FQE 1/31/97                                DYNAMIC INTERNATIONAL, LTD.
================================================================================

                                      INDEX



                                                                        Page No.
                                                                        --------

Part I.     Financial Information


            Consolidated Condensed Balance Sheets
            as of January 31, 1997 and April 30, 1996                        3


            Consolidated Condensed Statements of Operations
            for the Nine Months and Three Months Ended
            January 31, 1997 and 1996                                        4


            Consolidated Condensed Statements of Cash Flows
            for the Nine Months Ended January 31, 1997 and 1996              5


            Notes to Consolidated Condensed Financial Statements for the
            Nine-Month Periods Ended January 31, 1997 and 1996         6, 7, 8


            Management's Discussion and Analysis of Financial
            Condition and Results of Operations for Nine Months
            Ended January 31, 1997 As Compared to Nine Months
            Ended January 31, 1996                                       9, 10


            Management's Discussion and Analysis of Financial
            Condition and Results of Operations for Three Months
            Ended January 31, 1997 As Compared to Three Months
            Ended January 31, 1996                                          11



Part II.    Other Information                                               12



Signatures                                                                  13

Form 10-Q FQE 1/31/97                                DYNAMIC INTERNATIONAL, LTD.
================================================================================

                      Consolidated Condensed Balance Sheets
                    As of January 31, 1997 and April 30, 1996
                                   (Unaudited)

                                                                 Reorganized     Predecessor
                                                                   Company         Company
                                                                Jan. 31, 1997   April 30, 1996
                                                                -------------   --------------
Current Assets
Cash                                                             $    21,688     $    26,515
Accounts Receivable - Trade (Net of allowance for
   doubtful accounts of $167,000 in 1996 & $167,000
   in 1995)                                                        1,666,166       1,036,927
Due from Suppliers                                                    55,403          26,760
Inventory                                                          2,620,591       2,384,469
Prepaid Expenses                                                     134,470          81,693
Miscellaneous Receivables                                              3,257         135,039
Prepaid & Refundable Income Taxes                                    123,043         291,146
                                                                 -----------     -----------
Total Current Assets                                               4,624,618       3,982,549
Fixed Assets, at Cost, Less Accumulated
   Depreciation                                                      151,482         230,055
Due from Suppliers                                                    36,142          36,142
Security Deposits                                                      4,650           4,650
Reorganization value in excess of amounts
   allocable to identifiable assets                                  121,332           ---
                                                                 -----------     -----------
Total Assets                                                     $ 4,938,224     $ 4,253,396
                                                                 ===========     ===========
Liabilities and Shareholders Equity (Deficit)
Current Liabilities
Notes payable bank, trade                                        $     8,860     $     ---
Accounts Payable & Accrued Expenses                                3,517,882       3,139,141
Capital Lease Obligations                                             28,552          48,732
Loans payable - related party                                      1,205,109         557,000
Other liabilities                                                      ---           531,560
                                                                 -----------     -----------
Total Current Liabilities                                          4,760,403       4,276,433
Other Liabilities
Capital Lease Obligations                                              1,443          23,965
                                                                 -----------     -----------
Total Liabilities                                                  4,761,846       4,300,398
Shareholders Equity
Common Stock, par value $.001 per share ($.01 in
   1995); authorized 50,000,000 shares (5,000,000
   in 1995); issued 15,993,991 (1,744,396 in 1995)                    15,994          17,444
Additional Paid-In Capital                                             3,335         590,291
Retained Earnings (since July 31, 1996, date
   of reorganization, total deficit eliminated
   was $710,986)                                                     157,052           ---
Accumulated deficit                                                    ---          (637,237)
                                                                 -----------     -----------
Total                                                                176,381         (29,502)
Less Treasury Stock                                                       (3)        (17,500)
                                                                 -----------     -----------
Total Shareholders' Equity (Deficit)                                 176,378         (47,002)
                                                                 -----------     -----------
Total Liabilities & Shareholders Equity (Deficit)                 $4,938,224     $ 4,253,396
                                                                 ===========     ===========

See Accompanying Notes to Consolidated Condensed Financial Statements.

Form 10-Q FQE 1/31/97                                DYNAMIC INTERNATIONAL, LTD.
================================================================================

                 Consolidated Condensed Statements of Operations
      For the Nine Months and Three Months Ended January 31, 1997 and 1996
                                   (Unaudited)


                            For the Nine Months Ended   For the Three Months Ended
                           Jan. 31, 1997 Jan. 31, 1996  Jan. 31, 1997 Jan. 31, 1996
                            ----------    -----------    ----------    ----------
Net Sales                   $8,376,861    $ 5,290,972    $2,561,819    $3,836,077

Cost of Goods Sold           5,819,163      6,780,195     1,631,083     2,695,840
                            ----------    -----------    ----------    ----------

Gross Profit                 2,557,698     (1,489,223)      930,736     1,140,237
                             ---------    ------------   ----------    ----------


Selling, General and
   Administrative Expenses   2,058,955      5,497,649       759,874       952,897
                             ---------    ------------   ----------    ----------

Interest                       214,257        277,650        74,557        86,202
                             ---------    ------------   ----------    ----------

                             2,273,212      5,775,299       834,431     1,039,099
                             ---------    -----------    ----------    ----------


Bankruptcy Administration       34,159        416,996         5,789        14,946
                             ---------    ------------   ----------    ----------

Net Income (Loss)
   Before Tax                  250,327     (7,681,518)       90,516        86,192
                             ---------    ------------   ----------    ----------
Provision for Income Taxes     168,096              0        59,606             0
                             ---------    ------------   ----------    ----------
Net Income (Loss)           $   82,231    $(7,681,518)   $   30,910    $   86,192
                            ==========    ============   ==========    ==========

Loss per Common Share             .005                         .002

Number of Common Shares
   Outstanding              15,993,991                   15,993,991

Cash Dividends per Common
   Share                       NONE          NONE           NONE          NONE

See Accompanying Notes to Consolidated Condensed Financial Statements.

Form 10-Q FQE 1/31/97                                DYNAMIC INTERNATIONAL, LTD.
================================================================================

                 Consolidated Condensed Statements of Cash Flows
               for the Nine Months Ended January 31, 1997 and 1996
                                   (Unaudited)

                                                  For the Nine   For the Nine
                                                  Months Ended   Months Ended
                                                  Jan. 31, 1997  Jan. 31, 1996
                                                  -------------  -------------

Net Cash Used in Operating Activities             $ (85,031)     $(1,456,014)
                                                  ---------      -----------

Cash Flows from Investing Activities

Acquisition of Property and Equipment                 ---        $   (37,272)
                                                  ---------      -----------
Net Cash Used in Investing Activities                 ---            (37,272)

Cash Flows from Financing Activities

Proceeds from Notes Payable                       $  ---         $ 3,393,628
Repayments of Notes Payable                          ---              ---
Proceeds from Bankers Acceptances                    ---           1,118,516
Repayments of Bankers Acceptances                    ---          (4,127,139)
Proceeds from Officer's Loan Payable                 ---             ---
Repayments of Capital Leases                       (45,204)          (57,026)
Increase in Insurance Note Payable                   8,860            71,338
Increase in Note Payable to Related Party          116,548           725,395
                                                  ---------      -----------

Net Cash Provided by Financing Activities         $ 80,204       $ 1,124,712

Net Decrease in Cash                                (4,827)         (368,574)

Cash and Cash Equivalents--Beginning of Period      26,515           342,571
                                                  ---------      -----------
Cash and Cash Equivalents--End of Period          $ 21,688       $    26,003
                                                  =========      ===========

Supplemental disclosures of Cash Flow information:

Debt Note:        Interest paid during the nine months ended January 31, 1997 and 1996 was $0 and $203,964, respectively.

Income Tax Note:  The Company made no income tax payments during the nine-month periods ended January 31, 1997 and 1996, respectively.

See Accompanying Notes to Consolidated Condensed Financial Statements.

Form 10-Q FQE 1/31/97                                DYNAMIC INTERNATIONAL, LTD.
================================================================================

              Notes to Consolidated Condensed Financial Statements
           for the Nine-Month Periods Ended January 31, 1997 and 1996
                                   (Unaudited)

1.  Basis of Presentation:

The consolidated condensed balance sheet as of January 31, 1997 and the related consolidated condensed statements of operations and consolidated condensed statements of cash flows for the nine-month periods ended January 31, 1997 and 1996 are unaudited. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of such financial statements have been made.

The April 30, 1996 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-K. The results of operations for the nine-month period ended January 31, 1997 are not necessarily indicative of the operating results for the entire year.

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

Chapter 11 claims filed against the Company and subsequently allowed in the bankruptcy proceeding totaled approximately $17,200,000. The Plan discharged claims through distributions of cash and issuance of shares of new common stock. The cash distributions totaled approximately $515,000 and was funded from loans by a secured creditor. A total of 15,993,991 shares of new common stock was issued, out of which 14,880,000 shares were issued to one secured creditor, 800,000 shares were issued to unsecured creditors, and 313,991 shares were issued to the pre-confirmation common stock equity holders. The total value of the allowed claims exceeded the value of the cash and the common stock distributed to the secured and unsecured creditors by approximately $16,700,000, which has been recorded as an extraordinary gain.

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

                                                                  Continued.....

Form 10-Q FQE 1/31/97                                DYNAMIC INTERNATIONAL, LTD.
================================================================================

                                   (Continued)
              Notes to Consolidated Condensed Financial Statements
           for the Nine-Month Periods Ended January 31, 1997 and 1996
                                   (Unaudited)

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

4.  Per Share Information:

Per share information for the period ended January 31, 1997 is based on the new shares issued in the reorganization. Therefore, the Company believes that per share information for the period ended January 31, 1996 is not meaningful.

Form 10-Q FQE 1/31/97                                DYNAMIC INTERNATIONAL, LTD.
================================================================================

The effect of the Plan of reorganization on the Company's balance sheet as of July 31, 1996 is as follows:

                                  Balance                          Reorganized
                                   Sheet     Stock                     B/S
                                 7/31/96    Exchange  Fresh Start    7/31/96
                                 -------    --------  -----------  -----------

Cash                                4,951                               4,951
Accounts receivable, net        1,412,931                           1,412,931
Inventory                       1,910,525                           1,910,525
Prepaid & refundable income
   taxes                          291,959                             291,959
Other assets                      328,029                             328,029
                                ---------                           ---------

     Total Current Assets       3,948,395                           3,948,395

Fixed assets, net                 203,863                             203,863
Other assets                       56,848                              56,848
Reorganization value in excess
   of amounts allocable to
   Identifiable assets                  0               124,154       124,154
                                ---------              --------     ---------

     TOTAL ASSETS               4,209,106          0    124,154     4,333,260
                                =========   ========   ========     =========


Loans payable - MG                593,670                             593,670
Loans payable - Trade              62,020                              62,020
Accounts payable & accrued
     expenses                   3,604,440                           3,604,440
Capital lease obligations -
     Current                       32,226                              32,226
Other liabilities                  15,923    (15,923)        0             (0)
                                ---------   ---------  -------      ----------

     Total Current Liabilities  4,308,279    (15,923)        0      4,292,356

Capital Lease Obligations -
     Non-current                   21,578                              21,578
                                ---------   --------   -------      ---------

     Total Other Liabilities       21,578                              21,578

Common stock                       17,444    (17,444)                  15,994
                                              15,994

Additional paid-in capital        590,291   (590,291)  (586,832)        3,335
                                             590,167

Accumulated deficit              (710,986)              710,986             0

Treasury stock                    (17,500)    17,497                       (3)
                                ----------  --------   --------     ----------

     Total Equity (Deficit)      (120,751)    15,923    124,154        19,326
                                ----------  --------   --------     ---------

     TOTAL LIABILITIES AND
          DEFICIT               4,209,106         (0)   124,154     4,333,260
                                =========   =========  ========     =========

Form 10-Q FQE 1/31/97                                DYNAMIC INTERNATIONAL, LTD.
================================================================================

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                       Nine Months Ended January 31, 1997
                                 as Compared to
                       Nine Months Ended January 31, 1996


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

Results of Operations

Sales for the nine months ended January 31, 1997 increased from $5,290,000 to $8,377,000, totaling $3,087,000, or 58% from the nine months ended January 31, 1996. Sales of the Company's exercise equipment line decreased by $195,000, while sales of the Company's luggage line increased by $148,000, to $4,285,000 and $4,091,000, respectively. For the period ended January 31, 1996, sales of the Company's exercise equipment and luggage lines of $3,934,000 and $4,480,000, respectively, were offset by credits of $3,211,000 issued to customers in connection with the discontinued line of manual treadmills and ski machines.

The Company's gross profit increased from a gross loss of $1,489,000 to a gross profit of $2,557,000. This increase is due to the credits of $3,211,000 issued to customers in connection with the discontinued line of manual treadmills and ski machines which reduced the gross profit for the nine months ended January 31, 1996.

Operating expenses decreased by approximately $3,439,000. As a result of the Company's reorganization, the Company had decreases in the following expenses:


                                                                  Continued.....

Form 10-Q FQE 1/31/97                                DYNAMIC INTERNATIONAL, LTD.
================================================================================

                                   (Continued)
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                       Nine Months Ended January 31, 1997
                                 as Compared to
                       Nine Months Ended January 31, 1996


                  Officers' Salaries        $ 39,768
                  Office Salaries           $596,655
                  Payroll Taxes             $ 59,809
                  Pension Costs             $792,568
                  Rent                      $279,252
                  Insurance                 $232,458
                  Insurance Claims          $289,352
                  Professional Fees         $ 51,349
                  Consulting Fees           $107,623
                  Freight Out               $224,691
                  Promotion                 $119,328
                  Provision for Bad Debts   $493,154

Interest expense decreased by approximately $63,000 due to decreased borrowing.

Bankruptcy administration costs decreased by $383,000 to $34,000 due primarily to a decrease of $282,000 in the legal and accounting fees related to the reorganization.

The Company had a pretax profit of $250,000 compared to a pretax loss of $7,681,000 in the prior year's nine-month period.

Liquidity and Capital Resources

During the nine months ended January 31, 1997, cash used in operating activities was $85,031. This was primarily the result of increases in accounts receivable, prepaid expenses, and inventory of $629,000, $52,777, and $236,122, respectively, which were offset by increases in accounts payable, and decreases in prepaid taxes and miscellaneous receivables, and an increase in loans payable-related party and other liabilities of $378,741, $168,103, $131,782, and $116,549, respectively.

Financing activities provided cash of $80,204.

Pursuant to an unwritten understanding, Achim Importing Co., Inc. ("Achim"), an entity owned by Marton B. Grossman, Chairman and President of the Company, makes its lines of credit available to the Company which will enable it to finance the purchases of its inventory from its overseas suppliers. Also, from time to time, Achim will purchase the products directly from the manufacturer and resell them to the Company without markup. Achim charges the Company interest on the unpaid balance of the purchases. As of January 31, 1997, the Company owed an amount of $1,744,399 to Achim. The Company believes that cash generated by operations and the availability of Achim's credit line to finance the Company's purchase of inventory will be sufficient to finance its operations for the next twelve months.

Seasonality

The Company's business is highly seasonal with higher sales typically in the second and third quarters of the fiscal year as a result of shipments of exercise equipment and luggage/sports bags related to the holiday season.

Form 10-Q FQE 1/31/97                                DYNAMIC INTERNATIONAL, LTD.
================================================================================

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                       Three Months Ended January 31, 1997
                                 as Compared to
                       Three Months Ended January 31, 1996


Results of Operations

Sales for the three months ended January 31, 1997 decreased from $3,836,000 to $2,563,000, totaling $1,273.00 or 33% from the three months ended January 31, 1996. Sales of the Company's exercise equipment and luggage lines decreased by $611,000 and $663,000, respectively, to $613,000 and $1,949,000, respectively, from the three-month period ended January 31, 1996.

The Company's gross profit decreased from $1,140,000 to $930,000. This decrease was due primarily to the decrease in sales volume.

Operating expenses decreased by approximately $193,000 as a result of the Company's reorganization.

Interest expense decreased by approximately $12,000.

Bankruptcy administration costs decreased by $9,157 to $5,789.

The Company had a pretax profit of $90,516 compared to a pretax profit of $86,192 in the prior year's three-month period.

Form 10-Q FQE 1/31/97                                DYNAMIC INTERNATIONAL, LTD.
================================================================================



                           Part II. Other Information



                                 Not Applicable

Form 10-Q FQE 1/31/97                                DYNAMIC INTERNATIONAL, LTD.
================================================================================



                                   Signatures



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           DYNAMIC INTERNATIONAL, LTD.



Date     March 12, 1997           By /s/ William P. Dolan
    -------------------------     ----------------------------------------------
                                  William P. Dolan, Vice President, Finance