Form 10-K
period 1997-04-30
DYNAMIC INTERNATIONAL LTD
filed 1997-07-29
CIK 1021097

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year ended April 30, 1997             Commission File Number 0-21475

                           DYNAMIC INTERNATIONAL, LTD.
             (Exact Name of Registrant as Specified in its Charter)

                       Nevada                                                             93-1215401
(State or other jurisdiction of incorporation or organization)                 (I.R.S. Employer Identification Number)

   58 Second Avenue, Brooklyn, New York                     11215
 (Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number, including Area Code:        (718) 369-4160

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock (par value $.001 per share)
                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the registrant's best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) under the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [x] No [ ]

The aggregate market value of voting stock held by non-affiliates of the
Registrant: can not be determined because of the absence of an active trading market for Registrant's securities.

The number of shares outstanding of Registrant's Common Stock as of June 30, 1997: 3,198,258

                                     PART I

ITEM 1. BUSINESS

GENERAL

Dynamic International, Ltd., a Nevada corporation ("DIL"), is engaged in the design, marketing and sale of a diverse line of hand exercise and light exercise equipment, including hand grips, running weights, jump ropes and aerobic steps and slides. It markets these products under the licensed trademarks SPALDING(TM) and KATHY IRELAND(TM) as well as under its own trademarked name SHAPE SHOP(TM). In addition, it designs and markets sports bags and luggage, which are marketed primarily under the licensed name JEEP(TM) and under its own names PROTECH(TM) and SPORTS GEAR(TM). The Company's objective is to become a designer and marketer of goods that are associated with a free-spirited lifestyle and leisure time.

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

PLAN OF REORGANIZATION

In 1994, the Company added a new line of products consisting primarily of treadmills and ski machines. Initially, the Company was successful in marketing these products. For the fiscal year ended April 30, 1995, sales of these products represented approximately 53% of the Company's gross sales. However, due to serious manufacturing defects and poor construction of the Company's products delivered by the Company's manufacturers, primarily located in the People's Republic of China, the Company was forced to allow substantial charge backs by its customers. Although, pursuant to a written agreement, one of the manufacturers, China National Metals and Minerals ("CNA"), acknowledged the defects and agreed to pay for returns and to provide replacement goods at no cost, it breached this agreement soon thereafter. In March 1995, CNA sued the Company for monetary damages, alleging, among other things, breach of contract. The Company and CNA subsequently settled the matter by releasing each other from any claims and allowing CNA to collect an aggregate of $15,000 from the Company. The Company suffered severe losses from its venture into this line of business and in August 1995 filed a voluntary petition requesting relief under Chapter 11 of the Bankruptcy Code.

In May 1996, the Bankruptcy Court approved a plan of reorganization pursuant to which creditors received partial satisfaction of their claims. MG Holding
Corp. ("MG"), which had purchased a promissory note from the Company's principal financial institution, received 2,976,000 shares of Common Stock, representing approximately 93% of the issued and outstanding shares thereby gaining absolute control over the Company's affairs. See ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT and ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS In addition, as part of the plan of reorganization, the Company, then known under the name DCL, merged into DIL, a newly formed Nevada corporation, for the purpose of changing its state of incorporation. See ITEM
3. LEGAL PROCEEDINGS and ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PRODUCTS

         EXERCISE EQUIPMENT - The Company's line of exercise equipment consists primarily of handheld products, including dumbbells, ankle and wrist weights, hand grips, jump ropes, exercise suits, slimmer belts and strength training products. In addition, the Company markets light weight equipment such as aerobic steps and slides and exercise mats. The Company also carries a line of small electronic devices designed to monitor physical activity such as stopwatches, pedometers, pulse meters and calorie counters.

         SPORTS BAGS/LUGGAGE - The Company's line of sports bags/luggage consists primarily of duffle bags, weekend bags, garment bags, suitcases, pilot cases and flight attendant wheeled cases. Some of the models are equipped with wheels and/or retractable handles.

         OTHER PRODUCTS - It is anticipated that in September 1997, the Company will begin marketing an insulated bag incorporating a wrap-around gel freeze pack with the ability to cool and preserve food and other products for an extended period of time. The Company, through a wholly-owned subsidiary, obtained the exclusive rights to the patents underlying the technology as well as the trademarks FREEZY-BAG(TM) and FREEZYGEL(TM) under which the products are sold. See "Intellectual Property"--"License Agreements" on the next page.

The Company may from time to time manufacture and/or market additional products under its own names or under licensed names.

DESIGN AND DEVELOPMENT

The Company usually designs its own exercise equipment and creates its own molds and tooling. Such molds and tooling are used by the manufacturers to produce the equipment. The Company retains an ownership interest in the molds which are returned to it upon the termination of the Company's relationship with a particular manufacturer. The Company has been granted a number ofdesign patents with respect to certain of its products. See "Intellectual Property." The Company employs a designer on a full-time basis for the design of its sports bags/luggage products. During the most recent fiscal year the Company spent approximately $57,000 on design activities, including fees to designers and patent attorneys. The Company may, from time to time, utilize the services of consultants for product and package design.

Most of the Company's products are manufactured in the Philippines, Taiwan, and Hong Kong, which in the most recent fiscal year accounted for approximately 38%, 27%, and 10% of the Company's products, respectively. In addition, the Company's products are manufactured in the United States, People's Republic of China, and Indonesia. Exercise equipment is usually shipped by the manufacturers to the Company within 45 days of the placement of an order. Orders for sports bags/luggage, which for the most part are produced in the Philippines and China, usually require a period of 90 to 120 days before they are shipped. The Company ordinarily has its products manufactured based on purchase orders and it has no long term relationships with any of its manufacturers. The Company believes that, if necessary, it will be able to obtain its products from firms located in other countries at little if any additional expense. As a consequence, the Company believes that an interruption in deliveries by a manufacturer located in a particular country will not have a material adverse impact on the business of the Company. Nevertheless, because of political instability in a number of the supply countries, occasional import quotas and other restrictions on trade or otherwise, there can be no assurance that the Company will at all times have access to a sufficient supply of merchandise.

SALES AND MARKETING
The Company sells its products on a wholesale basis only. Most of its products are sold to catalog showrooms, drug chains, discount stores and sporting goods chains. For the fiscal year ended April 30, 1997 approximately 25% and 13% of the Company's revenues were derived from sales to Kmart and Service Merchandise, respectively. No other customer accounted for more than 10% of the Company's revenues. For the fiscal year ended April 30, 1997, sales of exercise equipment accounted for approximately 53% of the Company's revenues while 47% of the Company's revenues were derived from the sale of sports bags/luggage.

The Company sells its products primarily through independent sales agents on a commission-only basis. The Company currently engages approximately 23 sales agents either on an individual basis or through independent sales organizations. Although it has written agreements with a number of its agents, all of such agreements are terminable at will. The Company has no long term arrangements with any of its agents. The Company usually pays commissions ranging from 1% to 5% of the net sale price of its products. The Company believes its sales agents sell products exclusively on behalf of the Company.

In addition, on a small scale, the Company markets existing products to retailers for resale under their own private labels. The Company has already begun deliveries to Service Merchandise Co. and expects to start deliveries to other retailers in the fall of 1997. Although the scope of this marketing effort is currently limited, the Company intends to expand the number of private label transactions. No assurance can be given that its efforts in this area will be successful.

The Company currently anticipates that it may increasingly focus its attention on direct response marketing. The Company believes that its products are particularly well suited for so-called impulse buys. Therefore, it intends to develop plans to use infomercials to market its products. To date, no significant expenditures have been made in connection with this effort.

COMPETITION
The Company's exercise products compete with products marketed and sold by a number of companies. The Company believes that its main competitors are Icon Health and Fitness, Inc., Bollinger Industries and Legacy International Inc.. All of these companies possess far greater financial and other resources, including sales forces, than the Company's. However, the Company believes that as a result of its ability to use the trademarked names SPALDING(TM) and KATHY IRELAND(TM) it will be able to retain its share of the market. Nevertheless, there can be no assurance that the Company will be able to effectively compete with these companies as well as with other smaller entities.

The Company's sports bags/luggage products compete with products designed by a number of the largest companies in the industry, including Samsonite, Sky Way and American Tourister. The Company believes that because of its concentration on the upscale lifestyle and more specialized leisure market that are associated with the trademark JEEP(TM) the Company will be able to continue to grow its sports bags/luggage business. Nevertheless, there can be no assurance that the Company will be able to effectively compete with these companies as well as with other smaller entities.

INTELLECTUAL PROPERTY
The Company owns a number of trademarks, including POCKETSPLUS, PROTECH TRAVEL SYSTEMS & DESIGN and EXER-SLIDE.

         LICENSE AGREEMENTS - The Company sells a number of its products under licensed names. The Company has entered into licensee agreements which provide for the grant of licenses to the Company and the payment of royalties by the Company, as follows:

         JEEP -- Under an agreement dated January 8, 1993, as amended by letter amendment dated January 8, 1996, between the Company and the Chrysler Corporation (as so amended, the "Jeep Agreement"), the Company was granted the exclusive license to use the names JEEP, WRANGLER and RENEGADE in connection with the manufacture, sale and distribution of sports bags/luggage products. The current expiration date of the Jeep Agreement is December 31, 1998. The parties have informally agreed to start negotiations regarding the terms of an extension of the current agreement.

         SPALDING -- Under two separate agreements between the Company and Spalding & Evenflo Companies Inc. dated November 1, 1992 and April 1, 1994, the Company was granted the exclusive right to use the name SPALDING in connection with the sale and distribution of a number of products, including weight bars and large exercise machines. The current expiration date of the agreements is September 30, 1997. However, the Company is currently negotiating a renewal of the agreement relating to hand held exercise equipment.

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

         FREEZY-BAG/FREEZYGEL -- Under an agreement dated November 1, 1996, between New Century Marketing & Distributors, Inc. and a wholly-owned subsidiary of the Company, the Company obtained the exclusive rights to a patented technology as well as to the trademarked names FREEZY-BAG and FREEZYGEL. The technology has the ability to cool foods and other products and is used in the wrapping of such products. The agreement has a term of two years but is renewable, at the option of the Company, for additional one-year periods.

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

In consideration for the services performed under the Warehousing Agreement, Achim receives an annual fee, payable monthly, calculated as a percentage of the Company's invoiced sales ranging from 4% of invoiced sales under $30 million to 3% for sales of $60 million or more. In addition, Achim receives a service fee in the amount of 1.5% of the Company's invoiced sales to customers and accounts located in the United States if payment is made by letter of credit and 1% if such customers and accounts are located outside the United States, irrespective of manner of payment. The Company also pays a monthly fee of 3% of the Company's invoiced sales in connection with the warehousing services performed by Achim under the Warehousing Agreement. During the fiscal year ended April 30, 1997, the Company accrued approximately $458,488 in fees under the Warehousing Agreement.

Achim is controlled by Marton B. Grossman, the Company's Chairman and President. The Company believes that the terms of the Warehousing Agreement with Achim are at least as favorable as would have been obtained from an unaffiliated third party.

In addition, pursuant to an unwritten understanding, Achim makes its lines of credit available to the Company which will enable it to finance the purchases of its inventory from its overseas suppliers. Also, from time to time, Achim will purchase the products directly from the manufacturer and resell them to the Company without markup. Achim charges the Company interest in order to accommodate Achim's commercial lenders who often require a security interest in the merchandise until it has been sold and the lender has been repaid. The Company pays Achim for the invoiced amount of inventory without markup, reimburses Achim for its bank charges, and pays it interest at the prime rate plus one percent on the unpaid balance of the purchases. As of April 30, 1997, the Company owed an amount of $2,590,360, including interest of $260,795 under this arrangement. As of June 30, 1997, this sum had decreased to $1,871,029, including interest of $276,894.

EMPLOYEES

As of June 30, 1997, the Company employed 12 persons, of whom three were executive officers, three were engaged in administrative and clerical activities, four were engaged in sales and two were involved in warehousing and shipping.

ITEM 2. PROPERTIES

The Company occupies a warehouse consisting of approximately 54,400 square feet, of which 4,500 square feet are dedicated to office space, located at 58 Second Avenue, Brooklyn, New York. The property is owned by Sym Holding Corp. which is owned by Isaac Grossman and one of his siblings. Mr. Grossman is the Company's Vice Chairman, Treasurer and Secretary. Since Achim occupied the premises before it became affiliated with the Company, it remains the lessee under the lease. Achim makes the property available to the Company on an at-will basis. Other than the service fees paid by the Company to Achim under the Warehousing Agreement, the Company pays no rent for the property. See ITEM 1. BUSINESS "Management Agreement with Achim Importing Co., Inc." and ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ITEM 3. LEGAL PROCEEDINGS

On August 23, 1995, the Company filed a petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the "Court"). On May 23, 1996, the Court entered an Order confirming the Company's plan of reorganization. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

                    Fiscal Quarter                       C o m m o n   S t o c k
                      Ended                                High            Low
                      -----                                ----            ---
                  April 30, 1995                          $2.000          $0.875
                  July 31, 1995                           $1.438          $0.375

The Company has not paid a cash dividend on its Common Stock. The Company intends to retain all earnings for the foreseeable future for use in the operation and expansion of its business and, accordingly, the Company does not contemplate paying any cash dividends on its Common Stock in the near future.

ITEM 6. SELECTED FINANCIAL DATA

The table on the following page summarizes certain financial data that are qualified by the more detailed financial statements included herein. Effective August 8, 1996, the Company emerged as the surviving entity in a merger with DCL. The balance sheet of the combined entity was substantially similar to that of DCL immediately prior to the merger. As a consequence, the financial data of the Company for the reporting periods July 31, 1996 and prior consist of those of DCL.

The Company has not paid a cash dividend to its public shareholders on its Common Stock. The Company does not contemplate paying any cash dividends on its Common Stock in the near future.

Due to the reorganization (see Note 2 to the Financial Statements), operating results of the reorganized company may not be comparable to those of the predecessor company.


                         REORGANIZED                                PREDECESSOR COMPANY
                           COMPANY*
                                         -------------------------------------------------------------------------------
                          9 Months       3 Months                              Year Ended April 30
                            Ended         Ended
                           4/30/97       7/31/96           1996            1995               1994              1993
                           -------       -------           ----            ----               ----              ----
Net Sales               $7,492,729    $ 1,983,164      $ 7,151,715     $ 32,533,097       $29,497,353      $ 25,735,479

Income
(Loss)
for Period                 119,399        (76,364)       6,945,299      (11,227,335)          244,308          (427,409)

Net Income
(Loss)
per Share                      .04

Selected Balance
  Sheet Data:
Working
Capital
(Deficit)                  (45,789)                       (293,884)      (7,493,435)        3,094,821         3,173,751

Total
Assets                   4,807,062                       4,253,396        6,414,185        16,677,772        13,373,816

Long Term
Obligations
Including
Capitalized
Lease
Obligations                215,254                          23,965          116,124           127,877            92,129

         *Management's assumptions used in determining the Company's reorganization value are discussed in Note 2 to the Financial Statements.

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

As a consequence of the Company's fresh-start accounting, as described below, which the Company adopted on July 31, 1996, reporting for the year ended April 30, 1997 is accomplished by combining the financial results for the three month period ended July 31, 1996 and those of the nine month period ended April 30, 1997.

PLAN OF REORGANIZATION

In August 1995, the Company filed a voluntary petition requesting relief under Chapter 11 of the Bankruptcy Code.

In May 1996, the Bankruptcy Court approved a plan of reorganization (the "Plan") pursuant to which creditors received partial satisfaction of their claims. The amount of claims allowed under the bankruptcy proceedings, aggregated approximately $17,223,800, which exceeded the assets as recorded immediately subsequent to the confirmation of the Plan by approximately $12,970,400. Under the Plan, the Company made cash payments in the amount of approximately $515,800. MG, which had purchased a promissory note from the Company's principal financial institution, received 2,976,000 shares of Common Stock in satisfaction of such promissory note, representing approximately 93% of the issued and outstanding shares thereby gaining absolute control over the Company's affairs. See ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT and
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS An additional 160,000 shares and 62,798 shares were issued to the Company's unsecured creditors and the Company's existing security holders, respectively. The value of the cash and securities distributed under the plan of reorganization aggregated $531,561. An amount of $16,692,193, representing the difference between the value of the total distribution and the amount of allowable claims under the bankruptcy, was recorded as an extraordinary gain.

In addition, under the Plan, the Company merged with a newly formed Nevada corporation, for the purpose of changing its state of incorporation. The balance sheet of the combined entity was substantially similar to the balance sheet of the Company prior to the merger.

Upon emergence from bankruptcy, the Company adopted fresh-start reporting on July 31, 1996 (see Note 2 to the Financial Statements). Under fresh-start accounting, all assets and liabilities were restated to reflect their reorganization value which approximated book value at July 31, 1996. The reorganization value in excess of amounts allocable to identifiable assets is amortized over a period of eleven years.

Pending the resolution of the bankruptcy proceedings, the Company restructured its operations and relocated its administrative headquarters and warehouse facilities.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED APRIL 30, 1997 AND THE THREE MONTHS ENDED JULY 31, 1996 COMPARED TO THE FISCAL YEAR ENDED APRIL 30, 1996

Total sales of $7,493,000 and $1,983,000 for the nine months ended April 30, 1997 and the three months ended July 31, 1996, respectively, were, on a combined basis, $2,324,000 or 32% higher than the previous fiscal year. Sales of exercise equipment of $4,124,000 and $960,000 for the nine months ended April 30, 1997, and the three months ended July 31, 1996, respectively, were $5,084,000, on a combined basis. These combined sales of exercise products were $532,000 or 9.5% less than the previous fiscal year. Sales of sports bags/luggage products of $3,368,000 and $1,023,000 for the nine months ended April 30, 1997 and the three months ended July 31, 1996, respectively, were $4,391,000, on a combined basis. These combined sales of sports bags/luggage products were 6.6% less than the previous fiscal year. Sales for the fiscal year ended April 30, 1996 were reduced by $3,211,000 of customer credits for a discontinued line of manual treadmills and ski machines.

The Company does not believe that the decrease in sales of its products represents a material trend. The Company believes that the decrease is primarily the result of the reorganization proceedings and that the trend will be reversed. The Company intends to accomplish this by expanding its product lines and increasing the attractiveness of its products by developing new packaging.

Operating expenses of $2,227,000 and $556,000 for the nine months ended April 30, 1997 and three months ended July 31, 1996, respectively, were, on a combined basis, $3,901,000 less than the fiscal year ended April 30, 1996, due to the reorganization. This decrease was represented approximately by net changes in the following expenses:


         Freight out                  218,000           Travel & entertainment              64,000
         Insurance claims              70,000           Office equipment rental              7,000
         Lawsuits                     289,000           Miscellaneous taxes                  7,000
         Showroom rent                341,000           Consultant fees                    105,000
         Research & development        24,000           Promotional material               210,000
         Officers' salaries           138,000           Trade shows                         24,000
         Office salaries              474,000           Pension costs                      749,000
         Warehouse salaries           207,000           Telephone                           44,000
         Salesmen salaries             37,000           Data-processing fees                10,000
         Payroll taxes                 72,000           Postage                             11,000
         Fringe benefits               65,000           Professional fees                  172,000
         Repairs & maintenance          8,000           Bad debt expense                   660,000

The Company's pre-tax profits of $147,000 for the fiscal year ended April 30, 1997 is comprised of a $76,000 loss for the period of May 1, 1996 to July 31, 1996, and a $223,000 profit for the period August 1, 1996 to April 30, 1997. As a result of the merger of Dynamic Classics, Ltd. into Dynamic International, Ltd. (see Note 2 to the Financial Statements) and the ownership change due to the reorganization, for tax purposes, the $76,000 loss is reportable in the Company's final tax return (see Note 5 to the Financial Statements). As there is a loss for the period, no current tax provision was recorded for the period May 1, 1996 to July 31, 1996. The Company also has net operating loss carry-forwards of approximately $19,500,000, of which approximately $16,700,000 would be utilized to offset the extraordinary gain on the discharge of pre-Petition liabilities in its final tax return. All deferred taxes arising from the preconfirmation net operating losses were offset entirely by a valuation allowance. Effectively, no deferred tax benefits were realized from preconfirmation net operating losses. Any loss carry-forward not utilized in the Company's final tax return is lost. Accordingly, the Company has no deferred taxes as of July 31, 1996. The Company's new tax period ending April 30, 1997 begins on August 9, 1996. The current income tax provision of $104,000 for the nine months ended April 30, 1997 is based on pretax profits of $223,000 for the period August 9, 1996 to April 30, 1997. The effective tax rate is 46% comprised of 26% of federal taxes and 20% of state and local taxes.

The following table sets forth the results of operations for the periods discussed above:




                            REORGANIZED             PREDECESSOR            PREDECESSOR
                            COMPANY FOR             COMPANY FOR            COMPANY FOR
                            THE NINE                THE THREE              THE FISCAL
                            MONTHS ENDED            MONTHS ENDED           YEAR ENDED
                            APRIL 30, 1997          JULY 31, 1996          APRIL 30, 1996
SALES                          7,492,700               1,983,200              7,151,700
OTHER INCOME                      54,600                  10,200                 98,300
                             ----------------------------------------------------------
                               7,547,300               1,993,400              7,250,000
COST OF SALES                  4,850,000               1,454,600              9,480,500
                             ----------------------------------------------------------
GROSS PROFIT (LOSS)            2,697,300                 538,800             (2,230,500)
                             ----------------------------------------------------------

OPERATING EXPENSES             2,226,600                 556,500              6,683,200
INTEREST                         198,800                  57,300                383,500
                             ----------------------------------------------------------
                               2,425,400                 613,800              7,066,700
                             ----------------------------------------------------------

REORGANIZATION                    48,900                   1,300                449,700
                             ----------------------------------------------------------
                                  48,900                   1,300                449,700
                             ----------------------------------------------------------

PRE TAX INCOME (LOSS)            223,000                 (76,300)            (9,746,900)

TAX                              103,700                       0             (7,511,000)
                             ----------------------------------------------------------
INCOME (LOSS) BEFORE
EXTRAORDINARY ITEM               119,300                 (76,300)            (2,235,900)
                             ----------------------------------------------------------
EXTRAORDINARY ITEM
GAIN ON DISCHARGE OF
PREPETITION LIABILITIES                0                       0             16,692,200

TAX                                    0                       0              7,511,000
                             ----------------------------------------------------------
EXTRAORDINARY GAIN,
NET OF TAX                             0                       0              9,181,200
                             ----------------------------------------------------------
NET INCOME (LOSS)                119,300                 (76,300)             6,945,300
                             ==========================================================


On July 10, 1997, the Company and MG agreed that no further payments shall be payable to MG under the Note (SEE ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS) until the consummation of the Company's contemplated public offering or at the scheduled maturity of the Note, whichever occurs earlier.

RESULTS OF OPERATIONS FOR THE YEARS ENDED APRIL 30, 1996 AND 1995

Sales for the years ended April 30, 1996 were $7,151,700, a decrease of $25,381,400 or 78% from the previous fiscal year. The decrease was primarily due to the discontinuation of a line of manual treadmills and ski machines. Sales of this equipment alone accounted for approximately $15,580,000 during the fiscal year ended April 30, 1995. During the fiscal year ended April 30, 1996, as a result of the Company's bankruptcy proceedings, it was forced to reduce its sales of other exercise equipment and of its sports bags/luggage products which led to a decline in sales of $5,334,700 and $1,333,600, respectively, to $5,615,600 and $4,701,800, respectively. Sales of exercise equipment and sports bags/luggage products during this period were offset by credits of $3,210,900 issued to customers in connection with the discontinued line of manual treadmills and ski machines.

In 1994, the Company added a new line of products consisting primarily of treadmills and ski machines. Sales of the treadmills and ski machines began in June 1994. The Company sold approximately $24,000,000 of these products from June 1, 1994 to August 23, 1995. Approximately $17,600,000 or 73% of these products were shipped directly to customers. Due to serious manufacturing defects and poor construction of the Company's products delivered by the Company's manufacturers, primarily located in the People's Republic of China, the Company was forced to allow substantial chargebacks by its customers. Although, pursuant to a written agreement, the manufacturers acknowledged the defects and agreed to pay for returns and to provide replacement goods at no cost, they breached this agreement soon thereafter. The significance of the defective problem was evident in April 1995. During this month, the Company issued credits to customers for approximately $5,000,000 of the $7,487,000 of credits for the fiscal year ended April 30, 1995. The Company issued another $3,211,000 in credits for defective merchandise during the fiscal year ended April 30, 1996.

The following table sets forth the financial statement effect of the manual treadmills and ski machines for the periods indicated:


                                    REORGANIZED        PREDECESSOR            PREDECESSOR              PREDECESSOR
                                    COMPANY FOR        COMPANY FOR            COMPANY FOR              COMPANY FOR
                                    THE NINE           THE THREE              THE FISCAL               THE FISCAL
                                    MONTHS ENDED       MONTHS ENDED           YEAR ENDED               YEAR ENDED
                                    April 30, 1997     JULY 31, 1996          April 30, 1996           April 30, 1995
                                    --------------     -------------          --------------           --------------
   Sales                            $     ---          $   ---                 $  597,000                $23,255,000
   Credits                                ---              ---                 (3,210,900)                (7,487,000)
                                    --------------     -------------          ------------              -------------
   Net Sales                        $     ---          $   ---                ($2,613,900)               $15,768,000
   Inventory Reserve                      ---              ---                     ---                    (1,320,000)
   Cost of Sales                          ---              ---                    156,000                (18,604,000)
                                    --------------     -------------          -----------               -------------
   Gross Loss                       $     ---          $   ---                ($2,457,900)              ($ 4,156,000)
                                    ==============     =============          ============              =============

The sale of these products was discontinued in August 1995 and all inventory was disposed of by October 1995. Currently, the Company does not anticipate that there will be additional returns of these products or that any claims remain to be settled.

In addition, the Company's operating expenses decreased by approximately $1,083,300 to $6,683,200. As a result of the Company's reorganization, the Company had decreases in the following expenses:

             Officers' salaries                 $160,200
             Office salaries                     180,100
             Salesmen salaries                   316,300
             Payroll taxes                        73,500
             Fringe benefits                     145,400
             Travel & entertainment              236,600

For the fiscal year ended April 30, 1996, after giving effect to an extraordinary gain as a result of the discharge of pre-petition liabilities in the amount of $16,692,200, the Company recorded net income of $6,945,300, compared to a net loss of $11,227,300 during the previous fiscal year. The Company would have recorded a net loss of $9,746,900 before the extraordinary gain, or a decrease of $1,562,500 from the prior fiscal year. This decrease primarily reflected a reduction in the Company's selling and administrative expenses of approximately $1,083,300 and a reduction in interest expense of $1,001,400 primarily as a result of the bankruptcy proceedings which for the most part exempted the Company from making interest payments on outstanding debt.

The extraordinary gain on debt discharge of pre-petition liabilities which is recorded on the Company's books in fiscal year ended April 30, 1996 is taxable in the subsequent fiscal period, as the actual distribution to discharge the debt occurred in July, 1996. For tax purposes, without the gain on debt discharge, the Company had an operating loss for the year ended April 30, 1996 which resulted in the Company not having any current income tax liability (effective tax rate of 0%). The current operating losses and the prior year loss carry-forwards totaled approximately $19,500,000. Based on ownership changes resulting from the reorganization (see Note 2 to the Financial Statements), approximately $16,700,000 will be utilized to offset the extraordinary gain on debt discharge in its final tax return for the period May 1, 1996 to August 8, 1996. The balance of the net operating loss carry-forward is lost. The deferred tax effect of $16,700,000 using a federal tax rate of 34% and state tax rate of 11% is approximately $7,511,000.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTHS ENDED APRIL 30, 1997

During the nine months ended April 30, 1997, cash used by operating activities amounted to $294,400. This was primarily the result of an increase in inventory of $1,032,900, cash distributions to creditors of $515,600, and a decrease in accounts payable and accrued expenses of $56,800, which were offset by net income of $119,400 and decreases in accounts receivable and due from supplier, prepaid expenses, miscellaneous receivables, prepaid and refundable income taxes, and an increase in income taxes payable of $482,300, $122,000, $132,400, $252,000, and $103,700, respectively.

Financing activities provided cash of $333,000. Proceeds from notes payable of $600,000 were offset by repayments of notes payable, repayments of capital lease obligations, repayments of insurance note payable, and payment of deferred offering costs of $145,000, $29,700, $62,000, and $30,000, respectively. The Company had positive cash flow of $38,600 for the nine months ended April 30, 1997.

THREE MONTHS ENDED JULY 31, 1996

During the three months ended July 31, 1996, cash used by operating activities amounted to $64,800. This was the result of a net loss of $76,400, increases in accounts receivable and due from supplier, and prepaid expenses of $221,300 and $100,600, respectively, which were offset by a decrease in inventory and an increase in accounts payable and accrued expenses of $115,600 and $155,800, respectively.

Financing activities provided cash of $43,200. Proceeds from insurance notes payable of $77,200 were offset by repayments of insurance notes payable, and repayments of capital lease obligations of $15,200 and $18,800, respectively. The Company had a negative cash flow of $21,600 for the three months ended July 31, 1996.

The Company believes that cash generated by operations and the availability of Achim's credit line to finance the Company's purchase of inventory will be sufficient to finance its operations for the next twelve months. In addition, pursuant to an unwritten understanding, Achim makes its lines of credit available to the Company which will enable it to finance the purchases of its inventory from its overseas suppliers. Also, from time to time, Achim will purchase the products directly from the manufacturer and resell them to the Company without markup. Achim charges the Company interest on the unpaid balance of the purchases. As of April 30, 1997, the Company owed an amount of $2,590,400 in principal and interest under this arrangement. As of June 30, 1997, this sum had decreased to $1,871,000. See ITEM 1 BUSINESS "Management Agreement with Achim Importing Co., Inc."

The Company owes an aggregate of approximately $1,060,000 to MG, which is wholly owned by Marton Grossman, the Company's Chairman and President. The loan is evidenced by a promissory note which accrues interest at the Citibank Prime
Rate plus one percent. As of April 30, 1997 the Comapny had accrued interest in the amount of $37,219 in connection with this loan. The promissory note is to be paid in 24 monthly installments commencing September 5, 1996. In July 1997, the Company and MG agreed that no payments will be due until the consummation of the public offering, for which the Company filed a registration statement with the Securities and Exchange Commission, or the scheduled maturity of the note, whichever occurs earlier. The Company intends to repay the note from the proceeds of this offering.

The Company has filed with the Securities and Exchange Commission a registration statement relating to an underwritten public offering of its securities. It is anticipated that the net proceeds after deducting expenses in connection with the offering will be in excess of $5 million. The Company intends to use the proceeds from the offering to purchase inventory, repay the note to MG and for advertising and marketing. There can be no assurance as to if and when the registration statement will be declared effective.

SEASONALITY AND INFLATION

The Company's business is highly seasonal with higher sales typically in the second and third quarter of the fiscal year as a result of shipments of exercise equipment and sports bags/luggage related to the holiday season.

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

On July 11, 1996 the Company's Board of Directors appointed Moore Stephens, P.C. as its independent accountants.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

OFFICERS AND DIRECTORS

The officers and directors of the Company are as follows:

         Name                                Age         Position
         ----                                ---         --------
         Marton B. Grossman                  67          Chairman and President
         Isaac Grossman                      35          Vice Chairman, Treasurer and Secretary
         William P. Dolan                    44          Vice President--Finance

MARTON B. GROSSMAN has been the Chairman and Chief Executive Officer of the Company since July 29, 1996. For the past 34 years, he has been President of Achim, a privately-held company engaged in the import and export of window coverings and accessories. In addition, he is President of MG Holding Corp., a privately-held financial holding company.

ISAAC GROSSMAN has been the Company's Vice Chairman, Treasurer and Secretary since July 1996, and Vice President of Achim since 1989. He is the son of Marton
B. Grossman, the Company's Chairman and President.

WILLIAM P. DOLAN has been the Company's Vice President-Finance since July 1996. Prior thereto, he had been the Company's Treasurer and Secretary since 1989. Mr. Dolan graduated from the William Paterson College of New Jersey and is a Certified Public Accountant.

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

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid or accrued by the Company during the three fiscal years ended April 30, 1997 (i) to its Chief Executive Officer, (ii) its other two Executive Officers and (iii) two additional non-Executive Officers whose cash compensation exceeded $100,000 per year in any such year.

                       SUMMARY COMPENSATION TABLE (1) (2)

Name/Principal                       Year Ended           Annual Compensation          All Other
Position                              April 30          Salary          Bonus        Compensation
-------------------------------------------------------------------------------------------------
Marton B. Grossman                       1997           $0
President & Director                     1996           $0
                                         1995           $0

Isaac Grossman                           1997           $0
Director, Treasurer                      1996           $0
                                         1995           $0

William P. Dolan                         1997           $100,000
Vice President-Finance                   1996           $100,000
                                         1995           $ 97,691


John Holodnicki (3)                      1997           $120,000
Vice President                           1996           $120,000
                                         1995           $ 97,046

Marvin Cooper (4)                        1997           $128,125
Executive Vice President                 1996           $182,876
                                         1995           $250,099
-------------------------------------------------------------------------------------------------

         (1) The above compensation does not include the use of an automobile and other personal benefits, the total value of which does not exceed as to any named officer or director or group of executive officers the lesser of $50,000 or 10% of such person's or persons' cash compensation.

         (2) Pursuant to the regulations promulgated by the Securities and Exchange Commission, the table omits columns reserved for types of compensation not applicable to the Company.

         (3) Not an executive officer

         (4) Mr. Cooper resigned his position in March 1997.

None of the individuals listed in the table above receive any long-term incentive plan awards during the fiscal year.

Marton B. Grossman, the Company's Chairman and President, does not have an employment agreement and is not being paid a salary. However, in April 1997, the Company entered into a Bonus Agreement with Mr. Grossman which provides for the issuance to Mr. Grossman of an aggregate of 2,000,000 shares of Common Stock if the Company reaches certain earnings milestones, as follows: If the Company's earnings before taxes for the fiscal year ending April 30, 1998, are no less than $500,000, he will be issued 400,000 shares. If the Company's earnings before taxes for the fiscal year ending April 30, 1999, are no less than $1,000,000, he will be issued 600,000 shares. If the Company's earnings before taxes for the fiscal year ending April 30, 2000, are no less than $1,500,000, he will be issued 1,000,000 shares. The stated earnings criteria are cumulative so that in the event of an earnings shortfall during a fiscal year, shares relating to two fiscal years will be issued provided that the Company, during the succeeding fiscal year, realizes earnings that in the aggregate are equal to two years of earnings as set forth in the Agreement. The Agreement also provides for piggyback registration rights with respect to the Common Stock to be issued.


The following table sets forth the number of shares of Common Stock to be issued to Mr. Marton Grossman issued under the Bonus Agreement:


                                        PERFORMANCE OR OTHER
                    NUMBER OF SHARES,   PERIOD UNTIL              ESTIMATED FUTURE PAYMENTS
                    UNITS OR OTHER      MATURATION OR             UNDER NON-STOCK PRICE
   NAME             RIGHTS              PAYOUT                    BASED PLANS
   -----            ----------------    ---------------------     ---------------------------
                                                                  Threshold   Target  Maximum
                                                                  ----------------------------

Marton Grossman     2,000,000           April 30, 2000                   *        *        *
-----------

* The number of shares to be issued in aprticular fiscal year is based on the criteria set forth above.


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the period from May 1, 1996 through April 30, 1997 other than Forms 3 that were filed late with respect to Messrs. Marton and Isaac Grossman and William Dolan and the Marton Grossman Annuity Trust, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of July 28, 1997, information regarding the beneficial ownership of the Company's Common Stock based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than five (5%) percent of the Company's outstanding Common Stock, (ii) each of the Company's officers and directors, and (iii) all officers and directors of the Company as a group. Each stockholder's address is c/o the Company, 58 Second Avenue, Brooklyn, New York 11215.

                                                                Shares Owned Beneficially
                                                                    and of Record (1)
         Name and Address                                     No. of Shares             % of Total
         ----------------                                     -------------             ----------
         Marton B. Grossman (2)                                2,976,000                   93.0
         Isaac Grossman (3)                                    2,976,000                   93.0
         William P. Dolan                                            123                      *
         All Officers and Directors
              as a Group (3 persons)                           2,976,123                   93.0
---------------------------------------------------------------------------------------------------

                                 * Less than 1%

         (1) Includes shares issuable within 60 days upon the exercise of all options and warrants. Shares issuable under options or warrants are owned beneficially but not of record.

         (2) Consists of shares of Common Stock held by a series of trusts (collectively, the "Grossman Trust") for the benefit of relatives of Mr. Grossman. Under its terms, the Grossman Trust will return to Mr. Grossman annually until August 1998, a portion of the shares held by the Grossman Trust. The number of shares to be returned to Mr. Grossman is based on the then current market price of the Common Stock and can therefore not be determined at the present time. Mr. Grossman disclaims beneficial ownership in the shares held by the Grossman Trust that will not be returned to him.

         (3) Consists of shares held by the Grossman Trust of which Mr. Isaac Grossman is currently a beneficiary as to 464,600 shares. The actual number of shares held by the Grossman Trust as to which Isaac Grossman is a beneficiary may be smaller since under the terms of the Grossman Trust, a portion of the shares may be returned to Marton Grossman as described in footnote (2). Mr. Grossman is a trustee of the Grossman Trust and in that capacity shares voting power as to the shares held by the Grossman Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with the plan of reorganization, MG purchased from the Company's principal lender a note in the principal amount of approximately $6,822,530. MG is wholly owned by Marton Grossman, the Company's Chairman and President. The note was subsequently repaid by the Company through the issuance of 2,976,000 shares of Common Stock to MG. MG assigned the Common Stock to a trust for the benefit of members of Mr. Grossman's family.

Also in connection with the plan of reorganization, MG loaned approximately $1,205,000 to the Company to consummate the plan and other expenses. The Company issued a promissory note to MG evidencing the loan and granted it a security interest in all of the Company's assets. The promissory note is to be paid in 24 monthly installments commencing September 5, 1996. The note accrues interest at the Citibank prime rate plus one percent. In July 1997, the Company and MG agreed that no principal or interest payments under the note would be due until the consummation of this offering or the scheduled maturity of the note, whichever occurs earlier.

Pursuant to the Warehousing Agreement between the Company and Achim, Achim performs certain administrative services on behalf of the Company. Under the Warehousing Agreement, Achim assists, among other things, in the maintenance of financial and accounting books and records, the preparation of monthly financial accounts receivable aging schedules and other reports and credit checks on the Company's customers. Achim also provides warehousing services consisting of receiving, shipping and storing of the Company's merchandise. The Warehousing Agreement has a term of two years and is automatically renewable for one year periods unless written notice of termination shall have been given at least six months prior to the commencement of a renewal period.

In consideration for the services performed under the Warehousing Agreement, Achim receives an annual fee, payable monthly, calculated as a percentage of the Company's invoiced sales ranging from 4% of invoiced sales under $30 million to 3% for sales of $60 million or more. In addition, Achim receives a service fee in the amount of 1.5% of the Company's invoiced sales to customers and accounts located in the United States if payment is made by letter of credit and 1% if such customers and accounts are located outside the United States, irrespective of manner of payment. The Company also pays a monthly fee of 3% of the Company's invoiced sales in connection with the warehousing services performed by Achim under the Warehousing Agreement. During the fiscal year ended April 30, 1997, the Company accrued approximately $458,500 in fees under the Warehousing Agreement.

Achim is controlled by Marton B. Grossman. The Company believes that the terms of the Warehousing Agreement with Achim are at least as favorable as would have been obtained from an unaffiliated third party.

In addition, pursuant to an unwritten understanding, Achim makes its lines of credit available to the Company which will enable it to finance the purchases of its inventory from its overseas suppliers. Also, from time to time, Achim will purchase the products directly from the manufacturer and resell them to the Company without markup. Achim charges the Company interest on the unpaid balance of the purchases. As of April 30, 1997, the Company owed an amount of $2,590,400 in principal and interest under this arrangement. As of June 30, 1997, this sum had decreased to $1,871,000.

The Company occupies a warehouse consisting of approximately 54,400 square feet, of which 4,500 square feet are dedicated to office space, located at 58 Second Avenue, Brooklyn, New York. The property is owned by Sym Holding Corp. which is owned by Isaac Grossman and one of his siblings. He is the Company's Vice Chairman, Treasurer and Secretary. The property is leased to Achim which makes the property available to the Company. Other than the service fees paid by the Company under the Warehousing Agreement, the Company pays no rent for the property. See ITEM 1. BUSINESS "Management Agreement with Achim Importing Co., Inc.".

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

(b)                        Reports on Form 8-K

         No Reports on Form 8-K were filed during the last quarter of the fiscal year ended April 30, 1997.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  DYNAMIC INTERNATIONAL, LTD.




                                  By: /s/ Marton B. Grossman
                                      -------------------------
                                      Marton B. Grossman
                                      Chairman and President


Dated:  29th day of July, 1997



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of the 29th day of July, 1997 by the following persons on behalf of Registrant and in the capacities indicated.






                                  By: /s/ Marton B. Grossman
                                      -------------------------
                                      Marton B. Grossman
                                      Chairman and President






                                  By: /s/ Isaac Grossman
                                      -------------------------
                                      Isaac Grossman
                                      Vice Chairman, Treasurer, and Secretary






                                  By: /s/ William P. Dolan
                                      -------------------------
                                      William P. Dolan
                                      Vice President-Finance
                                      (Chief Financial and Accounting Officer)

                                    EXHIBITS

1        Form of Underwriting Agreement(1)

2.01 Agreement of Merger dated July 19, 1996 between the Company and Dynamic Classics, Ltd. (2)

2.02 Second Amended and Modified Plan of Reorganization dated February 22, 1996 (the "Plan") (3)

2.03 Errata Sheet and Correction Statement with respect to the Plan dated May 7, 1996 (3)

2.04     Order Confirming the Plan dated May 23, 1996 (3)

3.01     Certificate of Incorporation (2)

3.02     Bylaws (2)

4.02     Form of Common Stock Certificate (2)

10.01    License Agreement with Spalding Sports Worldwide dated April 1, 1994
         (4)

10.02    License Agreement dated January 8, 1993 with Chrysler Corporation (4)

10.03    Endorsement Agreement dated December 22, 1994 with Kathy Ireland (5)*

10.04 Warehousing and Service Agreement dated as of September 1, 1996 with Achim Importing Co., Inc.(5)

10.05 License Agreement dated November 1, 1996 by and between New Century Marketing & Distributors, Inc. and Dynamic Insulated Products, Inc.(1)*

10.06    Bonus Agreement with Marton Grossman (1)

16.01    Letter from Hoberman Miller & Co. dated October 23, 1996 (6)
------------------------------------------------------------------------------
         *Subject to a request for confidential treatment from Securities and Exchange Commission. Specific portions of the document for which confidential treatment has been requested have been blacked out. Such portions have been filed separately with the Commission pursuant to the application for confidential treatment.

         (1) Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-25425).

         (2) Incorporated by reference to the Company's Form 8-B filed October 3, 1996.

         (3) Incorporated by reference to the Company's Report on Form 8-K filed October 3, 1996.

         (4) Incorporated by reference to the Annual Report on Form 10-K for 1994 for Dynamic Classics, Ltd. (File No. 0-8376).

         (5) Incorporated by reference to the Annual Report on Form 10-K for 1996.

         (6) Incorporated by reference to the Current Report on Form 8-K/A dated October 23, 1996.

                   DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY


                                    CONTENTS

                                                                            Page
                                                                            ----

Independent Auditors' Reports                                              F-1 to F-2

Consolidated Financial Statements:

    Balance Sheets as of April 30, 1997 and 1996                           F-3 to F-4

    Statements of Operations for the nine months ended April 30, 1997, three months ended July 31, 1996
       and the years ended April 30, 1996 and 1995                            F-5

    Statements of Stockholders' Equity (Deficit) for the nine months ended April 30, 1997, three months ended
       July 31, 1996 and the years ended April 30, 1996 and 1995              F-6

    Statements of Cash Flows for the nine months ended April 30, 1997, three months ended July 31, 1996
       and the years ended April 30, 1996 and 1995                         F-7 to F-8

    Notes to Financial Statements                                          F-9 to F-23

Independent Auditor's Report on Supplemental Schedule                         F-24

    Schedule II - Valuation and Qualifying Accounts                           F-25

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
Dynamic International, Ltd.


We have audited the accompanying consolidated balance sheet of Dynamic International, Ltd. (formerly Dynamic Classics, Ltd., see Note 2) and its subsidiary as of April 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the nine months ended April 30, 1997, the three months ended July 31, 1996, and the year ended April 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynamic International, Ltd. (formerly Dynamic Classics, Ltd.) and its subsidiary as of April 30, 1997 and 1996, and the results of their operations and their cash flows for the nine months ended April 30, 1997, the three months ended July 31, 1996, and the year ended April 30, 1996, in conformity with generally accepted accounting principles.

As discussed more fully in Note 2 to the consolidated financial statements, on August 23, 1995, the Company filed a voluntary petition requesting relief under Chapter 11 of the United States Bankruptcy Code. On May 23, 1996, the United States Bankruptcy Court for the Southern District of New York confirmed the Company's Amended and Modified Plan of Reorganization dated February 22, 1996.


                                                    Moore Stephens, P.C.
                                                    Certified Public Accountants

New York, New York
June 27, 1997, except as
to Note 4, for which the
date is July 10, 1997.

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Dynamic International, Ltd.


We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit) and cash flows of Dynamic International, Ltd. (formerly Dynamic Classics, Ltd., see Note 2) and Subsidiary for the year ended April 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Dynamic International, Ltd. (formerly Dynamic Classic, Ltd.) and Subsidiary for the year ended April 30, 1995 in conformity with generally accepted accounting principles.

As more fully discussed in Note 2 the Company, on August 23, 1995, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Act.



/s/ HOBERMAN, MILLER & CO., P.C.
--------------------------------
New York, New York
June 26, 1996

                  DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                       REORGANIZED     PREDECESSOR
                                                                         COMPANY         COMPANY
                                                                         APRIL 30,       APRIL 30,
                                                                           1997            1996
                                                                           ----            ----
                                     ASSETS

CURRENT ASSETS
       Cash and cash equivalents                                      $    43,543      $    26,515
       Accounts receivable - trade (net of allowance for doubtful
          accounts of $167,000 in 1997 and 1996)                          887,089        1,036,927
       Due from suppliers                                                  65,273           26,760
       Inventory                                                        3,301,735        2,384,469
       Prepaid expenses                                                    60,272           81,693
       Miscellaneous receivables                                            2,658          135,039
       Prepaid and refundable income taxes                                 39,914          291,146
                                                                      -----------      -----------
                Total Current Assets                                    4,400,484        3,982,549
                                                                      -----------      -----------

PROPERTY AND EQUIPMENT
       Tools and dies                                                     707,939          707,939
       Furniture and equipment                                            102,205          102,205
       Capitalized equipment leases                                       576,071          576,071
                                                                      -----------      -----------
                                                                        1,386,215        1,386,215
       Accumulated depreciation                                        (1,260,924)      (1,156,160)
                                                                      -----------      -----------
                Total Property and Equipment, net                         125,291          230,055
                                                                      -----------      -----------

OTHER ASSETS
       Due from suppliers                                                  36,142           36,142
       Security deposits                                                    4,650            4,650
       Deferred stock offering costs                                      116,023               --
       Reorganization value in excess of amounts allocable to
          identifiable assets, net                                        124,472               --
                                                                      -----------      -----------
                Total Other Assets                                        281,287           40,792
                                                                      -----------      -----------
TOTAL ASSETS                                                          $ 4,807,062      $ 4,253,396
                                                                      ===========      ===========




 The accompanying notes are an integral part of these consolidated financial statements.

                   DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                                         REORGANIZED       PREDECESSOR
                                                                           COMPANY           COMPANY
                                                                          APRIL 30,         APRIL 30,
                                                                             1997              1996
                                                                             ----              ----

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts payable and accrued expenses - non related                 $   846,234      $ 1,009,248
     Accounts payable and accrued expenses - related party                 2,627,580        2,129,893
     Capital lease obligations - current                                      24,228           48,731
     Income taxes payable                                                    103,700               --
     Loan payable - related party                                            844,531          557,000
     Other liabilities                                                            --          531,561
                                                                         -----------      -----------
            Total Current Liabilities                                      4,446,273        4,276,433
                                                                         -----------      -----------

OTHER LIABILITIES
     Capital lease obligations, net of current portion                            --           23,965
     Loan payable - related party                                            215,254               --
                                                                         -----------      -----------
            Total Other Liabilities                                          215,254           23,965
                                                                         -----------      -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, par value $.01 per share; authorized
         5,000,000 shares; issued 1,744,396 shares                                --           17,444
     Common stock, par value $.001 per share; authorized
         50,000,000 shares; issued 3,198,798 shares                            3,199               --
     Additional paid in capital                                               22,940          590,291
     Accumulated deficit                                                          --         (637,237)
     Retained Earnings (since July 31, 1996, date of reorganization,
         total deficit eliminated was $713,601)                              119,399               --
                                                                         -----------      -----------
                                                                             145,538          (29,502)
     Less: Treasury stock, at cost, 15,000 shares                                 --          (17,500)
     Less: Treasury stock, at cost, 540 shares                                    (3)              --
                                                                         -----------      -----------
            Total Stockholders' Equity (Deficit)                             145,535          (47,002)
                                                                         -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 4,807,062      $ 4,253,396
                                                                         ===========      ===========


All of the liabilities as stated above at April 30, 1996, the period during which the Company was operating under reorganization proceedings, are post-petition liabilities. The discharge of prepetition liabilities including liabilities subject to compromise has been recorded and the gain on the debt discharge is reflected in the consolidated statement of operations for the year ended April 30, 1996.

 The accompanying notes are an integral part of these consolidated financial statements.

                   DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        REORGANIZED         PREDECESSOR
                                                         COMPANY              COMPANY
                                                       FOR THE NINE        FOR THE THREE              PREDECESSOR COMPANY
                                                       MONTHS ENDED         MONTHS ENDED               FOR THE YEARS ENDED
                                                         APRIL 30,            JULY 31,                     APRIL 30,
                                                           1997                 1996                1996                  1995
                                                           ----                 ----                ----                  ----
REVENUES
   Sales                                                $7,492,729         $ 1,983,164          $  7,151,715          $ 32,533,097
   Other income                                             54,642              10,201                98,272                70,638
                                                        ----------         -----------          ------------          ------------
                                                         7,547,371           1,993,365             7,249,987            32,603,735
COST OF SALES                                            4,850,002           1,454,637             9,480,484            34,761,846
                                                        ----------         -----------          ------------          ------------
GROSS PROFIT (LOSS)                                      2,697,369             538,728            (2,230,497)           (2,158,111)
                                                        ----------         -----------          ------------          ------------
OPERATING EXPENSES
   Research and development                                  4,042                  --               101,992                44,962
   Shipping expenses                                       452,093             116,894               738,681             1,198,563
   Selling expenses                                        686,214             198,993             1,254,006             2,455,493
   Advertising and promotion                               152,563               1,819               389,672               346,400
   General and administrative                              931,683             238,791             4,198,800             3,720,998
   Interest and bank charges - non related                  21,462               4,174               248,625             1,384,898
   Interest and bank charges - related party               177,339              53,096               134,928                    --
                                                        ----------         -----------          ------------          ------------
                                                         2,425,396             613,767             7,066,704             9,151,314
                                                        ----------         -----------          ------------          ------------
REORGANIZATION ITEMS:
   Bankruptcy administration costs                          48,874               1,325               449,693                    --
                                                        ----------         -----------          ------------          ------------

INCOME (LOSS) BEFORE
   PROVISION FOR INCOME TAXES                              223,099             (76,364)           (9,746,894)          (11,309,425)
                                                        ----------         -----------          ------------          ------------
INCOME TAX PROVISION (BENEFIT)
   Current                                                 103,700                  --                    --              (396,143)
   Deferred                                                     --                  --            (7,511,000)              314,053
                                                        ----------         -----------          ------------          ------------
                                                           103,700                  --            (7,511,000)              (82,090)
                                                        ----------         -----------          ------------          ------------
INCOME (LOSS) BEFORE
   EXTRAORDINARY ITEM                                      119,399             (76,364)           (2,235,894)          (11,227,335)
                                                        ----------         -----------          ------------          ------------

EXTRAORDINARY ITEM:
   Gain on discharge of prepetition liabilities                 --                  --            16,692,193                    --
   Income tax provision                                         --                  --             7,511,000                    --
                                                        ----------         -----------          ------------          ------------
       Extraordinary gain, net of income tax                    --                  --             9,181,193                    --
                                                        ----------         -----------          ------------          ------------
NET INCOME (LOSS)                                       $  119,399         $   (76,364)         $  6,945,299          $(11,227,335)
                                                        ==========         ===========          ============          ============

INCOME  PER SHARE OF COMMON
   SHARES                                               $     0.04

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES                                         3,198,258


The earnings per share as it relates to the predecessor company is not meaningful due to the reorganization.

The accompanying notes are an integral part of these consolidated financial statements.

                   DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)




                                                                     Additional        Retained         Treasury     Stockholders'
                                                  Common              Paid in          Earnings          Stock          Equity
                                                   Stock              Capital         (Deficit)         at Cost        (Deficit)
                                               ------------       ------------       -----------       --------       -----------

Balance - May 1, 1994                          $     17,444       $    590,291       $ 3,644,799       $(17,500)      $ 4,235,034

Net Loss                                                                             (11,227,335)                     (11,227,335)
                                               ------------       ------------       -----------       --------       -----------

Balance - April 30, 1995                             17,444            590,291        (7,582,536)       (17,500)       (6,992,301)

Net Income                                                                             6,945,299                        6,945,299
                                               ------------       ------------       -----------       --------       -----------

Balance - April 30, 1996                             17,444            590,291          (637,237)       (17,500)          (47,002)

Net Loss for the Three Months Ended
   July 31, 1996                                                                         (76,364)                         (76,364)
                                               ------------       ------------       -----------       --------       -----------

Balance - July 31, 1996                              17,444            590,291          (713,601)       (17,500)         (123,366)

Eliminate predecessor equity accounts and
   to reflect new issuance of shares in
   connection with fresh start                       (1,450)          (580,146)          713,601         17,497           149,502
                                               ------------       ------------       -----------       --------       -----------

                                                     15,994             10,145                --             (3)           26,136

To reflect 1 for 5 reverse stock split              (12,795)            12,795                                                 --
                                               ------------       ------------       -----------       --------       -----------

Balance - July 31, 1996                               3,199             22,940                --             (3)           26,136

Net income for the Nine Months Ended
   April 30, 1997                                                                        119,399                          119,399
                                               ------------       ------------       -----------       --------       -----------

Balance - April 30, 1997                       $      3,199       $     22,940       $   119,399       $     (3)      $   145,535
                                               ============       ============       ===========       ========       ===========



The par value of the common stock prior to July 31, 1996 was $.01 per share. The par value of the common stock of the reorganized company commencing July 31, 1996 is $.001 per share.




The accompanying notes are an integral part of these consolidated financial statements.

                   DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              REORGANIZED        PREDECESSOR
                                                               COMPANY             COMPANY
                                                             FOR THE NINE       FOR THE THREE              PREDECESSOR COMPANY
                                                             MONTHS ENDED       MONTHS ENDED               FOR THE YEARS ENDED
                                                               APRIL 30,           JULY 31,                     APRIL 30,
                                                                 1997                1996              1996                1995
                                                                 ----                ----              ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (loss)                                         $   119,399        $   (76,364)       $ 6,945,299        $(11,227,335)
   Adjustments to reconcile net income (loss) to
     net cash provided (used) by operating activities:
       Depreciation and amortization                              87,681             26,191            220,400             268,148
       Amortization of deferred interest under
         capital leases                                               --                 --                 --              17,979
       Reserve for bad debts                                          --                 --            167,000                  --
       Loss on disposal of property
          and equipment                                               --                 --             71,030                  --
       Deferred income taxes                                          --                 --         (7,511,000)            313,039
       Income on partial discharge of
         capital lease obligations                                    --                 --            (77,403)                 --
       Interest converted to principal                            11,439             36,670
       Reorganization item:
         Gain on discharge of debt, net
          of income tax                                               --                 --         (9,181,193)                 --
         Cash distribution                                      (515,638)                --                 --                  --
       Changes in operating assets and liabilities:
       (Increase) Decrease in operating assets:
          Accounts receivable and due
            from suppliers                                       482,254           (221,255)           220,882           6,843,636
          Inventory                                           (1,032,882)           115,616          1,065,821           3,260,017
          Prepaid expenses                                       122,017           (100,596)           168,856            (183,186)
          Miscellaneous receivables                              132,379                 --           (108,179)             51,352
          Prepaid and refundable income taxes                    252,046               (812)                --            (291,146)
          Security deposits                                           --                 --             86,858              (3,537)
         Increase (Decrease) in operating liabilities:
          Prepetition liabilities                                     --                 --          8,614,728
          Accounts payable and accrued expenses                  (56,766)           155,784         (1,828,715)          1,951,001
          Income taxes payable                                   103,700                 --                 --            (200,770)
                                                             -----------        -----------        -----------        ------------
       Net Cash Provided (Used) by
         Operating Activities                                   (294,371)           (64,766)        (1,145,616)            799,198
                                                             -----------        -----------        -----------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                 --                 --            (47,933)           (143,995)
                                                             -----------        -----------        -----------        ------------

       Net Cash Used by Investing Activities                 $        --        $        --        $   (47,933)       $   (143,995)
                                                             -----------        -----------        -----------        ------------



The accompanying notes are an integral part of these consolidated financial statements.

                   DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                     REORGANIZED       PREDECESSOR
                                                       COMPANY           COMPANY
                                                      FOR THE NINE    FOR THE THREE             PREDECESSOR COMPANY
                                                      MONTHS ENDED     MONTHS ENDED             FOR THE YEARS ENDED
                                                       APRIL 30,          JULY 31,                   APRIL 30,
                                                        1997               1996              1996                1995
                                                        ----               ----              ----                ----

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable                       $      --        $        --        $ 3,393,628        $ 24,250,741
   Repayment of notes payable                               --                 --                 --         (26,460,130)
   Proceeds from notes payable-related party           600,000                 --                 --                  --
   Repayment of notes payable-related party           (145,324)                --                 --                  --
   Proceeds from loan payable-related party                 --                 --            557,000                  --
   Proceeds from bankers acceptances                        --                 --          1,118,556           9,321,558
   Repayment of bankers acceptances                         --                 --         (4,127,139)         (7,876,394)
   Repayment of officer's loans payable                     --                 --                 --              (2,373)
   Repayment of capital lease obligations              (29,656)           (18,812)           (64,552)           (109,308)
   Proceeds from insurance note payable                     --             77,225                 --                  --
   Repayment of insurance note payable                 (62,020)           (15,205)                --                  --
   Payment of deferred offering costs                  (30,043)                --                 --                  --
                                                     ---------        -----------        -----------        ------------

       Net Cash Provided (Used) by
         Financing Activities                          332,957             43,208            877,493            (875,906)
                                                     ---------        -----------        -----------        ------------

Net Increase (Decrease) in Cash and
   Cash Equivalents                                     38,586            (21,558)          (316,056)           (220,703)

Cash and Cash Equivalents, beginning of period           4,957             26,515            342,571             563,274
                                                     ---------        -----------        -----------        ------------

Cash and Cash Equivalents, end of period             $  43,543        $     4,957        $    26,515        $    342,571
                                                     =========        ===========        ===========        ============



SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the periods for:
     Interest                                        $  25,451        $     1,553        $   203,964        $  1,196,322
     Income tax                                      $      --        $        --        $        --        $    116,319


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the year ended April 30, 1995 the Company incurred capital lease obligations of $143,855 in connection with lease agreements to acquire equipment.

In July 1996, pursuant to a Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code, the Company discharged approximately $17.2 million of allowed claims including a secured loan in the amount of $ 6.8 million owed to one creditor. The claims were discharged by a cash payment of $515,638 and the issuance of 3,198,798 shares of common stock. Of this amount, 2,976,000 shares were issued to one creditor which also satisfied $15,923 of loans made by the chief executive officer of the Company to the Company.

 The accompanying notes are an integral part of these consolidated financial statements.

                   DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a.       The Company

                  Dynamic International, Ltd. (the "Company") is engaged in the sale and distribution of a diverse line of hand exercise and light exercise equipment, sports bags/luggage and gift products which are distributed throughout the United States.

         b.       Revenue

                  Revenue is recognized when the goods are shipped to the customer.

         c.       Fresh Start Reporting

                  Financial accounting during a Chapter 11 proceeding is prescribed in "Statement of Position 90-7 of the American Institute of Certified Public Accountants," titled "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), which the Company adopted effective July 31, 1996. The emergence from the Chapter 11 proceeding resulted in the creation of a new reporting entity without any accumulated deficit and with the Company's assets and liabilities restated at their estimated fair values (also see
                  Note 2 Reorganization and Management Plan). Because of the application of fresh start reporting, the financial statements for periods after reorganization are not comparable in all respects to the financial statements for periods prior to reorganization.

         d.       Principles of Consolidation

                  The consolidated financial statements include the accounts of the Company and the wholly owned inactive subsidiary. All significant intercompany accounts and transactions have been eliminated.

         e.       Cash and Cash Equivalents

                  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

         f.       Inventories

                  Inventories consist principally of finished goods and are stated at the lower of cost; last-in, first-out method, (LIFO) or market.

         g.       Property, Equipment and Depreciation

                  Property and equipment are stated at cost. Depreciation is provided generally by accelerated methods over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged against income. Estimated useful lives used in calculating depreciation are as follows:

                      Tools and dies                     5 years
                      Furniture and equipment            5 years to 7 years

                   DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

         h.       Deferred Offering Costs

                  Legal and accounting costs incurred in connection with the proposed public offering of the Company's common stock will be charged to additional paid-in capital upon completion of the proposed public offering. If the offering is not consummated, these costs will be expensed.

         i.       Advertising and Promotion

                  Advertising and promotion expense, primarily comprised of print media distributed to current and potential customers, is expensed as incurred.

         j.       Earnings Per Share

                  Earnings (loss) per share are based on the weighted average number of shares outstanding as adjusted for the 1 for 5 reverse split. Common stock equivalents are included in the calculation if they are dilutive. Amounts for the predecessor company (see Note 2) are not presented as they are not meaningful.

         k.       Use of Estimates

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

         l.       Stock Options and Similar Equity Instruments

                  On January 1, 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," for stock options and similar equity instruments (collectively, "Options") issued to employees; however, the Company will continue to apply the intrinsic value based method of accounting for options issued to employees prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issues to Employees," rather than the fair value based method of accounting prescribed by SFAS No. 123. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

         m. Reorganization value in excess of amounts allocable to identifiable assets

                  The excess reorganization value is amortized over a period of eleven years on the straight line basis (see Note 2). Management re-evaluates the periods of amortization to determine whether subsequent events and circmustances warrant revised estimates of useful lives. If impairment is deemed to exist, the excess reorganization value will be written down to fair value or projected discounted cash flows from related operations. As of April 30, 1997, management expects the asset to be fully recoverable.

                   DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


2.       REORGANIZATION AND MANAGEMENT'S PLAN

         In 1994, the Company added a new line of products consisting primarily of treadmills and ski machines. Initially, the Company was successful in marketing these products. However, due to defective products delivered by the Company's manufacturers, primarily located in the People's Republic of China, the Company was forced to allow substantial returns by its customers. Although pursuant to a written agreement, the manufacturers acknowledged the defects and agreed to pay for returns and to provide replacement goods at no cost, they breached this agreement soon thereafter. For the year ended April 30, 1996, the Company suffered significant losses in the amount of approximately $3,700,000 from its venture into this line of business.

         At April 30, 1995, the Company was not in compliance with certain of the financial covenants which enabled the bank to declare the outstanding balances of all amounts due the bank to be immediately due and payable. In July 1995, the lender bank effectively terminated its relationship with the Company as it experienced difficulty in complying with the terms of the loans. As a result, certain collateral was liquidated by the lender bank. On August 22, 1995, the lender bank sold and assigned the loan balance of $6.8 million. The assigned loan was secured by a security interest in substantially all of the Company's assets. As discussed below, the assignor was issued 2,976,000 shares of new common stock in consideration of forgiving the $6.8 million outstanding loan.

         On August 23, 1995, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. A Plan of Reorganization was filed by the Company on October 30, 1995 and subsequently amended and modified on February 22, 1996. On April 5, 1996, the creditors voted to accept the amended and modified Plan (the "Plan"),and on May 23, 1996, the court confirmed the Plan. The Plan was substantially consummated in August 1996. For accounting purposes, the Company assumed that the Plan was consummated on July 31, 1996.

         As contemplated by the Plan, a new company, Dynamic International, Ltd. was formed on July 29, 1996. On August 8, 1996, the Company merged into Dynamic International, Ltd. The capital structure and the balance sheet of the combined entity, immediately after the merger, were substantially the same as those of the Company prior to the merger. The "new common stock" is referred to below as the common stock of Dynamic International, Ltd.

         Chapter 11 claims filed against the Company and subsequently allowed in the bankruptcy proceeding totaled approximately $17.2 million. The Plan discharged such claims through distributions of cash of approximately $515,000 and issuance of shares of new common stock. The cash distributions were paid in August 1996. A total of 3,198,798 shares of new common stock were issued on July 25, 1996 out of which 2,976,000 shares were issued to one secured creditor (see Note 4); 160,000 shares were issued to unsecured creditors, and 62,798 shares were issued to the reconfirmation common stock equity interest holders.

                  DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)


2.       REORGANIZATION AND MANAGEMENT'S PLAN(cont'd)

         The discharge of claims was reflected in the April 30, 1996 financial statements. The stock distribution value is based on the reorganization value of the Company determined by projecting cash flows over an eleven year period and discounting such cash flows at a cost of capital rate of 15% and the statutory federal, state and local tax rates currently in effect. The discounted residual value at the end of the forecast period is based on the capitalized cash flows for the last year of that period. Cash distributions and the estimated stock distribution value totaling $531,561 has been recorded as other liabilities as of April 30, 1996. The gain of approximately $16.7 million resulting from the excess of the allowed claims over the total value of the cash and the common stock distributed to the secured and unsecured creditors has been recorded as an extraordinary gain for the year ended April 30, 1996.

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

         As part of the reorganization, the Company will continue to sell hand exercise, light exercise equipment and luggage and sports bags, all of which have a proven market acceptance. Management believes it can increase revenues by increasing its focus on direct response marketing. Therefore, it intends to develop plans to use infomercials to market these products. Management believes these increased marketing efforts, adequate financing through its related entity, Achim Importing, discontinuance of the unprofitable products, and sustainable gross profit percentages, can be effectively implemented within the next twelve months. The Company adopted "fresh-start reporting" in accordance with Statement of Position ("SOP") 90-7 issued by the American Institute of Certified Public Accountants on July 31, 1996. SOP 90-7 calls for the adoption of "fresh-start reporting" if the reorganization value of the emerging entity immediately before the date of confirmation is less than the total of all postpetition and allowed claims, and if holders of existing voting shares immediately before confirmation receive less than 50 percent of the voting shares of the emerging entity, both conditions of which were satisfied by the Company. Although the confirmation date was May 23, 1996, fresh-start reporting was adopted on July 31, 1996. There were no material fresh-start related adjustments during the period May 23, 1996 to July 31, 1996.

         Under fresh start accounting, all assets and liabilities are restated to reflect their reorganization value, which approximates book value at date of reorganization. Therefore, no reorganization value has been allocated to the assets and liabilities. In addition, the accumulated deficit of the predecessor company at July 31, 1996 totaling $713,601 was eliminated, and at August 1, 1996, the reorganized company's financial statements reflected no beginning retained earnings or deficit. The reorganization value in excess of amounts allocable to identifiable assets is being amortized over an eleven year period on the straight line method. Amortization expense for the nine months ended April 30, 1997 was $9,108.

                   DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


2.       REORGANIZATION AND MANAGEMENT'S PLAN (cont'd)

         The following is a proforma balance sheet of the reorganized Company based on the discounted cash flows as discussed above.

                                       Balance                                                  Reorganized
                                        Sheet               Stock              Fresh              Company
                                    July 31, 1996          Exchange            Start           July 31, 1996
                                     ------------         -----------        -----------        -----------

Current Assets:
    Cash                             $      4,957                                               $     4,957
    Accounts receivable, net            1,258,182                                                 1,258,182
    Inventory                           2,268,853                                                 2,268,853
    Prepaid & refundable
      income taxes                        291,960                                                   291,960
    Other assets                          328,030                                                   328,030
                                     ------------                                               -----------
        Total Current Assets            4,151,982                                                 4,151,982

    Fixed assets, net                     203,863                                                   203,863
    Other Assets                           56,848                                                    56,848
    Reorganization value in
      excess of amounts allo-
      cable to identifiable assets                                               133,580            133,580
                                     ------------                           -------------       -----------
        Total Assets                 $  4,412,693                             $  133,580        $ 4,546,273
                                     ============                               ========        ===========

Current Liabilities:
    Loans payable - MG               $    593,670                                               $   593,670
    Loans payable - Trade                  62,020                                                    62,020
    Accounts payable and
      accrued expenses                  3,294,925                                                 3,294,925
    Capital lease obligations              32,226                                                    32,226
    Other current liabilities             531,561             (15,923)                              515,638
                                     ------------         -----------        -----------        -----------
        Total Current Liabilities       4,514,402             (15,923)                 0          4,498,479

Other liabilities                          21,658                                                    21,658
                                     ------------         -----------        -----------        -----------
        Total Liabilities               4,536,060             (15,923)                 0          4,520,137
                                     ------------         -----------        -----------        -----------
Common stock par value                     17,444             (17,444)                               15,994
                                                               15,994
Additional paid in capital                590,290            (590,291)          (580,021)            10,145
                                                              590,167
Accumulated deficit                      (713,601)                               713,601                  0
                                     ------------         -----------        -----------        -----------
                                         (105,867)             (1,574)           133,580             26,139
Less: treasury stock                      (17,500)             17,497                                   (3)
                                     ------------         -----------        -----------        -----------
        Total Equity                     (123,367)             15,923            133,580             26,136
                                     ------------         -----------        -----------        -----------
Total Liabilities and Equity         $  4,412,693         $         0        $   133,580        $ 4,546,273
                                     ============         ===========        ===========        ===========

                   DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


2.       REORGANIZATION AND MANAGEMENT'S PLAN (cont'd)

         The other current liabilities adjustment is all comprised of loans from MG Holding Corp. to pay creditors pursuant to the reorganization plan. The liability to the reorganized company is $515,638.

3.       INVENTORIES

         If the first-in, first-out (FIFO) method of accounting had been used by the Company, reported net income would have been decreased by $294,000 in fiscal 1997. Net income would have been increased by $263,000 in fiscal 1996, and the net loss would have been increased by $246,000 in fiscal 1995. On a FIFO basis, reported year end inventories would have increased by $24,000 in 1997, $318,000 in 1996 and $55,000 in 1995.

4.       RELATED PARTY TRANSACTIONS

         The Company has an agreement with an entity ("Related Party") owned by the major shareholder, whereby the entity agreed to provide warehousing and general administrative services to the Company. The agreement is for a period of two years with automatic year to year renewals.

         The monthly fee for the warehousing services is 3% of monthly sales. The fee for general administrative services is payable monthly and is based on annual sales in percentages ranging from 3% to 4% of invoiced sales. Total warehousing and administrative expenses charged to operations for the nine months ended April 30, 1997 were approximately $364,000, for the three months ended July 31, 1996 were approximately $95,000 and for the year ended April 30, 1996 were approximately $164,000.

         The Related Party also purchases inventory for the Company and charges the Company for the invoiced amount of the inventory.

         The loan payable to the related party totaled $1,059,785 at April 30, 1997. Such note is secured by all of the Company's assets. On August 30, 1996, loans and other payables, including accrued interest totaling $1,205,109, were converted into the note payable. Interest is charged at the Citibank prime rate plus 1%. This note is payable in 24 equal installments of principal and interest through August 5, 1998. At April 30, 1997, the Company was in arrears in the amount of $274,273 consisting of principal and interest. On July 10, 1997, the note was amended to allow the arrears and note payments to be deferred until the consummation of the Company's contemplated public offering (see Note 10) or the scheduled maturity of the note, whichever is earlier. Annual maturities of the note at 9.25% interest per annum is as follows:

             For the Year Ending
                April 30,
                1997 (in arrears)                      $    237,053
                1998                                        607,478
                1999                                        215,254
                                                       ------------
                                                       $  1,059,785
                                                       ============

                   DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


4.       RELATED PARTY TRANSACTIONS (cont'd)

         Interest expense charged to operations for the nine months ended April 30, 1997 was $67,898, for the three months ended July 31, 1996 was $16,746 and $19,924 for the year ended April 30, 1996.

         Other amounts payable to the related party totaled $2,627,580 and $2,129,893, respectively, at April 30, 1997 and 1996. Such amounts represent unpaid inventory purchases and various fees due to the related party. The amounts payable for the purchase of inventory bears interest at the Citibank prime rate plus 1% from September 1996 to April, 1997 and the Citibank prime rate plus 3% prior to September 1996. The prime rate used was 8.25% for the period September 1996 to April 1997 and 8.5% for the period prior to September 1996 . Interest expense charged to operations was $111,411 for the nine months ended April 30, 1997, $34,380 for the three months ended July 31, 1996 and $115,004 for the year ended April 30, 1996. The weighted average interest rate at April 30, 1997 and 1996 was 9.25% and 11.5%, respectively.

5.       INCOME TAXES

         The Company utilizes an asset and liability approach to determine the extent of any deferred income taxes, as described in Statement No. 109, "Accounting for Income Taxes" of the Financial Accounting Standards Board. This method gives consideration to the future tax consequences associated with differences between financial statement and tax bases of assets and liabilities.

         There were no income tax liabilities at April 30, 1996. Income tax liabilities at April 30, 1997 included in income taxes payable consist of the following :

                                                                    1997
                                                                    ----

         Current taxes                                           $  103,700

         Deferred taxes:
             Federal                                                   -
             Other income and franchise taxes                          -
                                                                 ----------
             Total Income Tax Liability                          $  103,700
                                                                 ==========

         At April 30, 1997, there are no temporaty differences that would result in deferred tax asset on liability. The deferred income tax assets and liabilities at April 30, 1996 consist of the following:

                                                                        1996
                                                                        ----
         DEFERRED TAX ASSETS:
             Bad debt reserves                                    $     75,000
             Difference in book and tax treatment
                for advertising costs                                   16,000
             Net operating loss carryforwards                        8,783,000
             Other deferred tax assets                                  50,000
                                                                  ------------
                TOTAL DEFERRED TAX ASSETS                            8,924,000
                                                                  ------------

                   DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


5.       INCOME TAXES (cont'd)

         DEFERRED TAX LIABILITY (ALLOCATED TO EXTRAORDINARY GAIN):

             Gain on discharge of prepetition
                liabilities                                 7,511,000
                                                      ---------------
                                                            7,511,000
                                                      ---------------
             Valuation allowance for deferred
                tax assets                                 (1,413,000)
                                                      ---------------
                                                      $        -0-
                                                      ===============

         The valuation allowance decreased by $1,094,000 in 1996.


         A summary of the provision (credit) for income taxes is as follows:

                          Reorganized                    Predecessor
                            Company                        Company
                          -----------          --------------------------------
                          Nine Months
                             Ended             Year  Ended           Year Ended
                         April 30, 1997       April 30, 1996       April 30, 1995
                          -----------          -----------          -----------

Current:
  Federal                 $    59,000          $        --          $  (401,529)
  State and Local              44,700                   --                5,386
                          -----------          -----------          -----------
                              103,700                   --             (396,143)
                          -----------          -----------          -----------

Deferred:
  Federal                          --           (5,675,000)             313,039
  State and Local                  --           (1,836,000)               1,014
                          -----------          -----------          -----------
                                   --           (7,511,000)             314,053
                          -----------          -----------          -----------
                          $   103,700          $(7,511,000)         $   (82,090)
                          ===========          ===========          ===========

                   DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


5.       INCOME TAXES (cont'd)

         The reconciliation of the federal statutory income tax expense (credit) to the Company's actual income tax (credit) is as follows:

                                      Reorganized                  Predecessor
                                        Company                      Company
                                      -----------         -------------------------------
                                      Nine Months
                                         Ended            Year Ended           Year Ended
                                     April 30, 1997     April 30, 1996       April 30, 1995
                                      -----------         -----------         -----------

   U.S. federal income taxes
       at statutory rate              $    75,900         $ 2,361,000         $(3,845,205)
   Losses for which no benefit
       was provided                            --                  --             982,371
   Change in valuation
       allowance                               --          (1,094,000)          2,506,820
   Reversal of previously
        established tax asset                  --                  --             313,039
   Tax effect of permanent
       differences                          5,400               8,000              17,035
   State income taxes, net of
        federal benefit                    25,000             764,000                  --
   Benefit of unused net
        operating losses                       --          (1,412,000)                 --
  Differences due to change in
        rate                                   --            (627,000)                 --
  Other                                    (2,600)                 --          (   56,150)
                                      -----------         -----------         -----------
                                      $   103,700         $   -0-             $   (82,090)
                                      ===========         ===========         ===========

         The Company had a net loss for the three months ended July 31, 1996 and accordingly, the Company has no income tax provision or liability for the period.

         The Company has a net operating loss for the year ended April 30, 1995 of approximately $8,400,000 of which $1,200,000 was carried back to prior years. The Company has filed prior year amended returns to claim the net operating loss carryback which results in refundable income taxes of approximately $287,000. As of April 30, 1997, the Company received $251,000 of the refundable income taxes. The balance of $36,000 is included in prepaid and refundable income taxes at April 30, 1997.

         At April 30, 1996, the net operating loss carryforward totaled approximately $19,500,000 of which approximately $16,700,000 will be utilized by the Company in its final tax return for the period May 1, 1996 to August 8, 1996 (see Note 2 re: merger into Dynamic International, Ltd.). Based on ownership changes resulting from the reorganization (see Note 2), the balance of the net operating loss carryforward is expected to be limited by the current provision of
         Section 382 of the Internal Revenue Code.

                   DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


6.       COMMITMENTS AND CONTINGENCIES

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

         b.       Operating Leases

                  Prior to August, 1995 the Company occupied space for its sales, executive offices, assembly and storage facilities under long term operating leases expiring August 1998. The leases provided for additional payments for insurance, taxes and other charges related to the premises. As part of the bankruptcy proceeding, the Company was discharged of the obligations of the leases. In October 1995 the Company relocated its premises, where the Company is charged warehousing fees and administration fees based on sales volume (see Note 4).

                  Rent expense for the years ended April 30, 1996 and 1995 was $341,427 and $583,596, respectively.

         c.       Royalty Obligations

                  The Company has entered into various royalty, licensing, and commission agreements for products sold by the Company. These agreements provide for minimum payments and a percentage of specific product sales, over a period of one to eight years. Royalty expense for the nine months ended April 30, 1997 was approximately $353,000, for the three months ended July 31, 1996 was $94,000 and for the years ended April 30, 1996 and 1995 was approximately $275,000 and $779,000, respectively.

         d.       Defined Benefit Pension Plan

                  On September 26, 1996, the Defined Benefit Employees Retirement Plan was terminated under a distress termination approved by the United States Bankruptcy Court. The defined benefit pension obligation prior to the termination was $860,945. As part of the bankruptcy proceeding, the obligation was settled for $38,743 resulting in a gain of $822,202 which is reflected in the extraordinary gain on discharge of prepetition liabilities for the year ended April 30, 1996.

                   DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


6.       COMMITMENTS AND CONTINGENCIES (cont'd)

         e.       401(k) Plan

                  On January 1, 1990, the Company adopted a 401(k) plan. The plan covers all eligible employees. Eligible employees may contribute from 1% to 15% of their salaries subject to the statutory maximum of $9,240 for the 1995 and 1994 calendar years. The plan also provided matching contributions by the Company of 25% of the employees' contributions to a maximum contribution of 1% of the employees' salaries. On May 31, 1996, the plan's summary plan description was modified to make matching contributions discretionary. No matching contributions were made by the Company for the 1996 calendar year nor will any be made by the 1997 calendar year.

                  The 401(k) expense amounted to $0 for the period May 1, 1996 to April 30, 1997 and $2,600 and $9,460 for the years ended April 30, 1996 and 1995, respectively.

         f.       Union Pension Plan

                  Certain union employees participate in a multiemployer retirement plan sponsored by their union. The Company is required to pay seven cents ($.07) per hour per employee to the plan. The data available from administrators of the multi-employer plan is not sufficient to determine the accumulated benefit obligation, nor the net assets attributable to the multiemployer plan in which Company employees participate. As of October 1995, the Company no longer has any union employees. For the years ended April 30, 1996 and 1995 pension expenses for the union employees were $3,745 and $1,680, respectively.

         g.       Litigation

                  In the normal course of its operations, the Company has been named as a defendant in several product liability lawsuits that in the opinion of management are not material to the financial statements taken as a whole and are substantially covered by the Company's product liability insurance.

7.       MAJOR CUSTOMERS

         During the year ended April 30, 1996, sales to three major customers were approximately 19%, 18%, and 14% ($1,359,000, $1,287,000 and
         $1,001,000, respectively) of the Company's net sales. At April 30, 1996, accounts receivable from these customers totaled $465,506. During the year ended April 30, 1995, sales to two major customers were approximately 26% and 14% ($8,459,000 and $4,555,000, respectively) of the Company's net sales. At April 30, 1995, there were no accounts receivable from these customers. The Company sells a limited amount to foreign customers. There were no material receivables subject to foreign currency fluctuations.

         During the nine months ended April 30, 1997 sales to major customers were approximately $3,080,180 . At April 30, 1997 accounts receivable from these customers totaled $379,902. During the three months ended July 31, 1996, sales to major customers were approximately $837,450. At July 31, 1996, accounts receivable from these customers totaled $548,726.

                   DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


8.       CREDIT RISK/FINANCIAL INSTRUMENTS

         Due to the nature of its business and the volume of sales activity, the Company's cash balance occasionally exceeds the $100,000 protection of FDIC insurance. At April 30, 1997 there was no such excess balance.
         At April 30, 1996 such excess balances totaled approximately $207,000. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash and cash equivalents.

         The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that it does not have an accounts receivable credit risk exposure beyond the allowance provided. The Company does not require collateral or other security to support financial instruments subject to credit risk.

         The carrying amounts of short-term debt reported in the balance sheets approximate fair value. The fair value of the Company's long-term debt (including the current portion) also approximates its carrying amount in the balance sheets based on the rates currently available to the Company for similar debt with similar terms.

9.       SIGNIFICANT RISKS AND UNCERTAINTIES

         a. The Company's exercise products compete with products marketed and sold by a number of companies. The Company's main competitors in this area possess far greater financial and other resources, including sales forces, than the Company. However, the Company believes that as a result of its ability to use trademark names for which it pays royalties, it will be able to retain its share of the market. Nevertheless, there can be no assurance that the Company will be able to effectively compete with these companies as well as with other smaller entities.

                  The Company's luggage products compete with products designed by a number of the largest companies in the industry. The Company believes that because of its concentration on the upscale lifestyle and more specialized leisure market that are associated with its use of trademark names, the Company will be able to continue to grow its luggage business. Nevertheless, there can be no assurance that the Company will be able to effectively compete with these companies as well as with other smaller entities.

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

                   DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


10.      OTHER ITEMS

         a.       Public Offering

                  The Company is offering for public sale 1,200,000 units, each consisting of one share of common stock, one Class A Warrant and one Class B Warrant at $5.00 per unit. Although no assurance can be given that the sale will be successful, the Company intends to utilize the net proceeds of approximately $5,100,000 for the repayment of current debt, purchase of inventory, general corporate services, and working capital.

                  Simultaneous with the public offering, the Company intends to declare a one for five reverse stock split. All share data for the reorganized Company has been adjusted for the split.

                  The following supplementary earnings per share reflect the repayment of indebtedness of $1,300,000 and the resulting reduction of interest expense and increase in net income as if it had taken place at the beginning of the reorganization period.

                                                           For the Nine Months
                                                          Ended April 30, 1997
                                                          --------------------
                  Net Income                                     155,738
                  Earnings Per Share                                 .05
                  Number of Shares                             3,458,258


         b.       Earn Out Agreement

                  In March 1997, the Company entered into an agreement with Marton Grossman, the Company's chairman and president, which provides for the issuance to Mr. Grossman an aggregate 2,000,000 shares of common stock if the Company reaches certain earnings criteria as follows:

                                                  Earnings Before                 Shares to
                    Year Ending                      Income Tax                   Be Issued
                    -----------                      ----------                   ---------

                    April 30, 1998                 $   500,000                      400,000
                    April 30, 1999                 $ 1,000,000                      600,000
                    April 30, 2000                 $ 1,500,000                    1,000,000

                  If the earning criteria is not met in any one of the above years, but is cumulatively met in the subsequent year, then the number of shares to be issued will be the cumulative number of shares at that year end. Issuance of the shares will result in compensation expense to the Company. Compensation expense will be measured based on the fair value of the shares at the time the performance conditions are achieved. Determination will be based on the best estimate of the outcome of the performance condition. Compensation will be recognized in the periods in which the performance conditions are achieved.

                   DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)


10.      OTHER ITEMS (cont'd)

         c.       Consulting Agreement

                  The Company anticipates entering into a three year consulting agreement with the underwriter to provide financial consulting services for a fee of $20,000.

         d.       Underwriter's Purchase Warrants

                  As part of the consideration of its services in connection with the registration statement, the Company has agreed to issue to the underwriter, for nominal consideration, warrants to purchase up to 120,000 units at an exercise price of $8.25 per unit for a period of five years. The Class A Warrants and Class B Warrants underlying the units included in the underwriter's warrants will be exercisable at a price of $9.90 and $16.50 per share, respectively, or 165% of the then exercise price of the warrants offered to the public for a period of five years commencing with the closing of the registration statement. The non-cash cost of such warrants, representing a cost of raising capital, will be recorded as a charge and credit to additional paid-in capital when the warrants are issued. As capital in nature, they are not compensatory.

         e.       Underwriter Option

                  The Company has granted the underwriter an option exercisable for 45 days from the effective date of the registration statement to purchase up to 180,000 units at the public offering price less the underwriting discounts.

11.      AUTHORITATIVE PRONOUNCEMENTS

         a. The FASB issued SFAS No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities" in June of 1996. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. SFAS No. 125 is effective for financial statements issued for fiscal years occurring after December 31, 1996 and is to be applied prospectively. The Company does not have transactions which come under the general heading of "Transfers of Servicing of Financial Assets," and the added refinements for "Extinguishment of Debt" are not expected to be significant. Therefore, SFAS 125 is not expected to have any effect on the Company.

         b. The FASB has issued SFAS No. 128, "Earnings Per Share" and FASB No. 129, "Disclosure of Information About Capital Structure." Both are effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 simplifies the computation of earning per share by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. The statement requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic earnings per share include no dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.

                   DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)


11.      AUTHORITATIVE PRONOUNCEMENTS (cont'd)

         b. While the Company has not analyzed SFAS No. 128 sufficiently to determine its long-term impact on per share reported amounts, SFAS No. 128 should not have a significant effect on historically reported per share loss amounts.

                  SFAS No. 129 does not change any previous disclosure requirements but, rather, consolidates existing disclosure requirements for ease of retrieval.

         c. In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures About Segments of an Enterprise and Related Information". Both are effective for financial statements for fiscal years beginning after December 15, 1997. The Company will adopt both statements on May 1, 1998. Adoption is not expected to have a material impact on the financial position and results of operations.

              INDEPENDENT AUDITOR'S REPORT ON SUPPLEMENTAL SCHEDULE



To the Board of Directors and Shareholders
Dynamic International, Ltd.

Our report on the consolidated financial statements of Dynamic International, Ltd. and its subsidiary as of April 30, 1997 and 1996 and for the nine months ended April 30, 1997 and three months ended July 31, 1996, is included on page F-1 of this Form 10-K. In connection with our audit of such financial statements, we have also audited the related accompanying financial statement,
Schedule II - Valuation and Qualifying Accounts for the nine months ended April 30, 1997, the three months ended July 31, 1996 and the year ended April 30, 1996.

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




                                                    Moore Stephens, P.C.
                                                    Certified Public Accountants


New York, New York
June 27, 1997

                      DYNAMIC CLASSICS, LTD. AND SUBSIDIARY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                                        REORGANIZED      PREDECESSOR
                                                          COMPANY          COMPANY
                                                        FOR THE NINE     FOR THE THREE       PREDECESSOR COMPANY
                                                        MONTHS ENDED     MONTHS ENDED        FOR THE YEARS ENDED
                                                          APRIL 30,        JULY 31,               APRIL 30,
                                                             1997            1996                  1996
                                                          ---------       ---------              ---------


Allowance for doubtful accounts balance - beginning       $ 167,000       $ 167,000           $      --
Additions charged to income                                      --              --             167,000
Recovery of uncollectible accounts - net                         --              --                  --
Writeoffs of uncollectible amounts                               --              --                  --
                                                          ---------       ---------           ---------
Allowance for doubtful accounts balance - ending          $ 167,000       $ 167,000           $ 167,000
                                                          =========       =========           =========