Form 10-Q
period 1997-07-31
DYNAMIC INTERNATIONAL LTD
filed 1997-09-19
CIK 1021097

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter ended July 31, 1997           Commission File Number 0-21475



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

                                          Yes   x/            No



As of August 31, 1997, 3,198,798 shares* of the Registrant's common stock par value $.001 were issued and outstanding.









------------------------------------------------------------------------------

* Share data has been adjusted for a one-for-five reverse stock split that is expected to be completed in September 1997.

                         DYNAMIC INTERNATIONAL, LTD.




                                    INDEX



                                                                                       Page No.
                                                                                       --------

Part I.    Financial Information


           Consolidated Condensed Balance Sheets
           as of July 31, 1997 and April 30, 1997                                      3


           Consolidated Condensed Statements of Operations
           for the Three Months Ended July 31, 1997 and 1996                           4


           Consolidated Condensed Statements of Cash Flows
           for the Three Months Ended July 31, 1997 and 1996                           5


           Notes to Consolidated Condensed Financial Statements
           for the Three-Month Periods Ended July 31, 1997
           and 1996                                                       6, 7, 8, 9, 10


           Management's Discussion and Analysis of Financial
           Condition and Results of Operations -- Three Months
           Ended July 31, 1997 as Compared to Three Months Ended
           July 31, 1996                                                      11, 12, 13





Part II.   Other Information                                                          14





Signatures                                                                            15

                         DYNAMIC INTERNATIONAL, LTD.



                    Consolidated Condensed Balance Sheets
                                 (Unaudited)

                                                       July 31, 1997       April 30, 1997
                                                       -------------       --------------
Current Assets
Cash                                                    $    59,245         $    43,543
Accounts Receivable - (Net of allowance for
   doubtful accounts of $167,000)                         1,063,147             887,089
Due from Suppliers                                           45,435              65,273
Inventory                                                 2,786,336           3,301,735
Prepaid Expenses                                            155,618              60,272
Miscellaneous                                                 2,658               2,658
Income Taxes Receivable                                      56,003              39,914
                                                        -----------         -----------
Total Current Assets                                      4,168,442           4,400,484
Fixed Assets, at Cost, Less Accumulated
   Depreciation                                             108,204             125,291
Due from Suppliers                                           36,142              36,142
Security Deposits                                             4,650               4,650
Deferred Stock Offering Costs                               189,867             116,023
Reorganization value in excess of amounts
   allocable to identifiable assets, net                    121,436             124,472
                                                        -----------         -----------
Total Assets                                            $ 4,628,741         $ 4,807,062
                                                        ===========         ===========
Liabilities and Shareholders Equity (Deficit)
Current Liabilities
Accounts Payable & Accrued Expenses, Non-related        $   710,549         $   846,234
Accounts Payable & Accrued Expenses, Related              2,655,946           2,627,580
Capital Lease Obligations, Current                           18,261              24,228
Income Taxes Payable                                             --             103,700
Loans payable - related party                             1,005,350             844,531
                                                        -----------         -----------
Total Current Liabilities                                 4,390,106           4,446,273
Other Liabilities
                                                                            -----------
Loan Payable - related party                                 54,435             215,254
                                                        -----------         -----------
Total Liabilities                                         4,444,541           4,661,527
Shareholders Equity
                                                                            -----------
Common Stock                                                  3,199               3,199
Additional Paid-In Capital                                   22,940              22,940
Retained Earnings (since July 31, 1996, date
   of reorganization, total deficit eliminated
   was $713,601)                                            158,064             119,399
                                                        -----------         -----------
Total                                                       184,203             145,538
Less Treasury Stock                                              (3)                 (3)
                                                        -----------         -----------
Total Shareholders' Equity                                  184,200             145,535
                                                        -----------         -----------
Total Liabilities & Shareholders Equity                 $ 4,628,741         $ 4,807,062
                                                        ===========         ===========

See Accompanying Notes to Consolidated Condensed Financial Statements.

                         DYNAMIC INTERNATIONAL, LTD.




               Consolidated Condensed Statements of Operations
                      For the Three Months Ended July 31
                                 (Unaudited)


                                                         Reorganized              Predecessor
                                                           Company                  Company
                                                          For the 3                For the 3
                                                         Months Ended             Months Ended
                                                        July 31, 1997            July 31, 1996
                                                        -------------            -------------
Net Sales                                                 $1,842,121              $ 1,993,365

Cost of Goods Sold                                         1,282,334                1,454,637
                                                          ----------              -----------

Gross Profit                                              $  559,787              $   538,728
                                                          ----------              -----------

Selling, General and Administrative Expenses                 437,146                  557,822

Interest                                                      59,926                   57,270
                                                          ----------              -----------

                                                          $  497,072              $   615,092
                                                          ----------              -----------

Net Income (Loss) Before Tax                                  62,715                  (76,364)

Provision for Income Taxes                                    24,050                       --
                                                          ----------              -----------

Net Income (Loss)                                         $   38,665              ($   76,364)
                                                          ==========              ===========

Income (Loss) per Common Share                                   .01                     (.02)

Weighted Average Number of Common Shares
     Outstanding                                           3,198,258                3,198,258

Cash Dividends per Common Share                                 None                     None

See Accompanying Notes to Consolidated Condensed Financial Statements.

                         DYNAMIC INTERNATIONAL, LTD.




               Consolidated Condensed Statements of Cash Flows
                      for the Three Months Ended July 31
                                 (Unaudited)

                                                               Reorganized             Predecessor
                                                                 Company                 Company
                                                                For the 3               For the 3
                                                               Months Ended            Months Ended
                                                              July 31, 1997           July 31, 1996
                                                              -------------           -------------
Cash Flows from Operating Activities

Net income (loss)                                               $  38,665               $ (76,364)

Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
     Depreciation and amortization                                 20,124                  26,191
     Interest converted to principal                                   --                  36,670

(Increase) decrease in operating assets:
     Accounts receivable and due from suppliers                  (156,220)               (221,255)
     Inventory                                                    515,399                 115,616
     Prepaid expenses                                             (95,346)               (100,596)
     Miscellaneous receivables                                         --                      --
     Prepaid and refundable income taxes                          (16,089)                   (812)

Increase (decrease) in operating liabilities:
     Accounts payable and accrued expenses                       (135,686)                155,784
     Income taxes payable                                        (103,700)                     --
                                                                ---------               ---------

Net Cash Provided (Used) by Operating Activities                   67,147                 (64,766)

Cash Flows from Investing Activities

Net Cash Used by Investing Activities                                  --                      --
                                                                ---------               ---------

Cash Flows from Financing Activities

Proceeds from accounts payable, related party, net                 28,366                      --
Repayment of capital lease obligations                             (5,967)                (18,812)
Proceeds from insurance note payable                                   --                  77,225
Repayment of insurance note payable                                    --                 (15,205)
Payment of deferred offering costs                                (73,844)                     --
                                                                ---------               ---------

Net Cash Provided (Used) by Financing Activities                  (51,445)                 43,208
                                                                ---------               ---------

Net increase (decrease) in cash and
cash equivalents                                                   15,702                 (21,558)

Cash and cash equivalents, beginning of period                     43,543                  26,515
                                                                ---------               ---------

Cash and cash equivalents, end of period                        $  59,245               $   4,957
                                                                =========               =========

Income tax note: The Company made income tax payments of $163,534 during the three months ended July 31, 1997.

See Accompanying Notes to Consolidated Financial Statements.

                         DYNAMIC INTERNATIONAL, LTD.




             Notes to Consolidated Condensed Financial Statements for the Three-Month Periods Ended July 31, 1997 and 1996
                                   (Unaudited)


1.  BASIS OF PRESENTATION

The Consolidated Condensed Balance Sheet as of July 31, 1997 and the related Consolidated Condensed Statements of Operations and Consolidated Condensed Statements of Cash Flows for the three-month periods ended July 31, 1997 and 1996 are unaudited. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of such financial statements have been made.

The April 30, 1997 Balance Sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-K. The results of operations for the three-month period ended July 31, 1997 are not necessarily indicative of the operating results for the entire year.

2.  REORGANIZATION AND MANAGEMENT PLAN

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

At April 30, 1995, the Company was not in compliance with certain of the financial covenants which enabled the bank to declare the outstanding balances of all amounts due the bank to be immediately due and payable. In July 1995, the lender bank effectively terminated its relationship with the Company as it experienced difficulty in complying with the terms of the loans. As a result, certain collateral was liquidated by the lender bank. On August 22, 1995, the lender bank sold and assigned the loan balance of $6,800,000. The assigned loan was secured by a security interest in substantially all of the Company's assets. As discussed below, the assignor was issued 2,976,000 shares of new common stock in consideration of forgiving the $6,800,000 outstanding loan.

On August 23, 1995, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. A Plan or Reorganization was filed by the Company on October 30, 1995 and subsequently amended and modified on February 22, 1996. On April 5, 1996, the creditors voted to accept the amended and modified Plan (the "Plan"), and on May 23, 1996, the court confirmed the Plan. The Plan was substantially consummated in August 1996. For accounting purposes, the Company assumed the Plan was consummated on July 31, 1996.

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

                                                                  Continued.....

                         DYNAMIC INTERNATIONAL, LTD.




                                 (Continued)
             Notes to Consolidated Condensed Financial Statements
           for the Three-Month Periods Ended July 31, 1997 and 1996
                                 (Unaudited)



Chapter 11 claims filed against the Company and subsequently allowed in the bankruptcy proceeding totaled approximately $17,200,000. The Plan discharged such claims through distributions of cash of approximately $515,000 and issuance of shares of new common stock. The cash distributions were paid in August 1996. A total of 3,198,798 shares of new common stock was issued on July 25, 1996, out of which 2,976,000 shares were issued to one secured creditor; 160,000 shares were issued to unsecured creditors; and 62,798 shares were issued to the reconfirmation common stock equity interest holder.

The discharge of claims was reflected in the April 30, 1996 financial statements. The stock distribution value is based on the reorganization value of the Company determined by projecting cash flows over an eleven-year period and discounting such cash flows at a cost of capital rate of 15% and the statutory federal, state and local tax rates currently in effect. The discounted residual value at the end of the forecast period is based on the capitalized cash flows for the last year of that period. Cash distributions and the estimated stock distribution value totaling $531,561 has been recorded as Other Liabilities as of April 30, 1996. The gain of approximately $16,700,000 resulting from the excess of the allowed claims over the total value of the cash and the common stock distributed to the secured and unsecured creditors has been recorded as an extraordinary gain for the year ended April 30, 1996.

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

As part of the reorganization, the Company will continue to sell hand and light exercise equipment and sports bags/luggage, all of which have a proven market acceptance. Management believes it can increase revenues by increasing its focus on direct response marketing. Therefore, it intends to develop plans to use infomercials to market these products. Management believes these increased marketing efforts, adequate financing through its related entity, Achim Importing Co., Inc. ("Achim") (which is owned by Marton B. Grossman, Chairman and President of the Company), discontinuance of the unprofitable products, and sustainable gross profit percentages, can be effectively implemented within the next twelve months. The Company adopted "fresh-start reporting" in accordance with Statement of Position ("SOP") 90-7 issued July 31, 1996 by the American Institute of Certified Public Accountants. SOP 90-7 calls for the adoption of fresh-start reporting if the reorganization value of the emerging entity immediately before the date of confirmation is less than the total of all post-Petition and allowed claims, and if holders of existing voting shares immediately before confirmation receive less than fifty percent of the voting shares of the emerging entity, both conditions of which were satisfied by the Company. Although the confirmation date was May 23, 1996, fresh-start reporting was adopted on July 31, 1996. There were no material fresh-start related adjustments during the period May 23, 1996 to July 31, 1996.

                                                                  Continued.....

                         DYNAMIC INTERNATIONAL, LTD.




                                 (Continued)
             Notes to Consolidated Condensed Financial Statements
           for the Three-Month Periods Ended July 31, 1997 and 1996
                                 (Unaudited)




Under fresh-start accounting, all assets and liabilities are restated to reflect their reorganization value, which approximates book value at date of reorganization. Therefore, no reorganization value has been allocated to the assets and liabilities. In addition, the accumulated deficit of the predecessor company at July 31, 1996 totaling $713,601 was eliminated, and at August 1, 1996, the reorganized company's financial statements reflected no beginning retained earnings or deficit. The reorganization value in excess of amounts allocable to identifiable assets is being amortized over an eleven-year period on the straight-line method.

                                                                  Continued.....

                         DYNAMIC INTERNATIONAL, LTD.



                                 (Continued)
             Notes to Consolidated Condensed Financial Statements
           for the Three-Month Periods Ended July 31, 1997 and 1996
                                 (Unaudited)

The following is a proforma Balance Sheet of the Reorganized Company based on the discounted cash flows as discussed above:


                                                  Balance                                          Reorganized
                                                   Sheet          Stock                              Company
                                                 7/31/96         Exchange       Fresh Start          7/31/96
                                                 -------         --------       -----------          -------
Current Assets:

Cash                                               4,957            ---             ---                 4,957
Accounts receivable, net                       1,258,182            ---             ---             1,258,182
Inventory                                      2,268,853            ---             ---             2,268,853
Prepaid & refundable income
   taxes                                         291,960            ---             ---               291,960
Other assets                                     328,030            ---             ---               328,030
                                               ---------         ---------       ---------          ---------

     Total Current Assets                      4,151,982            ---             ---             4,151,982

Fixed assets, net                                203,863            ---             ---               203,863
Other assets                                      56,848            ---             ---                56,848
Reorganization value in excess
   of amounts allocable to
   identifiable assets                            ---               ---           133,580             133,580
                                               ---------         ---------       --------           ---------

     TOTAL ASSETS                              4,412,693            ---           133,580           4,546,273
                                               =========         ========        ========           =========

Current Liabilities:

Loans payable - MG                               593,670            ---             ---               593,670
Loans payable - Trade                             62,020            ---             ---                62,020
Accounts payable & accrued
     expenses                                  3,294,925            ---             ---             3,294,925
Capital lease obligations                         32,226            ---             ---                32,226
Other current liabilities                        531,561          (15,923)          ---               515,638
                                               ---------         ---------       ---------          ---------

     Total Current Liabilities                 4,514,402          (15,923)          ---             4,498,479

Other Liabilities:
     Non-current                                  21,658            ---             ---                21,658
                                               ---------         ---------       ---------          ---------

     TOTAL LIABILITIES                         4,536,060          (15,923)          ---             4,520,137
                                               =========         =========       =========          =========

Common stock par value                            17,444          (17,444)          ---                15,994
                                                                   15,994

Additional paid-in capital                       590,290         (590,291)       (580,021)             10,145
                                                                  590,167

Accumulated deficit                             (713,601)           ---           713,601              ---
                                                ---------        ---------       --------           ------

                                                (105,867)          (1,574)        133,580              26,139

Treasury Stock                                  ( 17,500)          17,497           ---                    (3)
                                                ---------        --------        ---------          ----------

     Total Equity (Deficit)                     (123,367)          15,923         133,580              26,136
                                               ----------        --------        --------           ---------

     TOTAL LIABILITIES AND
          EQUITY (DEFICIT)                     4,412,693            ---           133,580           4,546,273
                                               =========         =========       ========           =========

                         DYNAMIC INTERNATIONAL, LTD.




                                 (Continued)
             Notes to Consolidated Condensed Financial Statements
           for the Three-Month Periods Ended July 31, 1997 and 1996
                                 (Unaudited)


3.  INVENTORIES

The inventories consist of finished goods.

4.  OTHER ITEMS

Public Offering.

The Company is offering for public sale 1,200,000 units, each consisting of one share of common stock, on Class A Warrant and one Class B Warrant at $5.00 per unit. Although no assurance can be given that the sale will be successful, the Company intends to utilize the net proceeds of approximately $5,100,000 for the repayment of current debt, purchase of inventory, general corporate services, and working capital.

Simultaneous with the public offering, the Company intends to declare a one-for-five reverse stock split. All share data for the reorganized Company has been adjusted for the split.

                         DYNAMIC INTERNATIONAL, LTD.




                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations
                       Three Months Ended July 31, 1997
                                as Compared to
                       Three Months Ended July 31, 1996

GENERAL

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto of the Company included elsewhere herein. The discharge of claims under the bankruptcy proceedings described immediately below has been reflected in the financial statements for the fiscal year ended April 30, 1996. Effective August 8, 1996, the Company completed a migratory merger from Delaware to Nevada by merging into a newly formed Nevada entity, thereby changing its name from Dynamic Classics, Ltd. to Dynamic International, Ltd. The balance sheet of the combined entity was substantially identical to that of the Company prior to the merger. The Company and its predecessor are herein together referred to as the "Company".

PLAN OF REORGANIZATION

In 1994, the Company added a new line of products consisting primarily of treadmills and ski machines. Initially, the Company was successful in marketing these products. For the fiscal year ended April 30, 1995, sales of these products represented approximately 53% of the Company's gross sales. However, due to serious manufacturing defects and poor construction of the Company's products delivered by the Company's manufacturers, primarily located in the People's Republic of China, the Company was forced to allow substantial charge backs by its customers. Although, pursuant to a written agreement, one of the manufacturers, China National Metals and Minerals ("CNM"), acknowledged the defects and agreed to pay for returns and to provide replacement goods at no cost, it breached this agreement soon thereafter. In March 1995, CNM sued the Company for monetary damages, alleging, among other things, breach of contract. The Company and CNM subsequently settled the matter by releasing each other from any claims and allowing CNM to collect an aggregate of $15,000 from the Company. The Company suffered severe losses from its venture into this line of business and in August 1995 was forced to seek protection from its creditors under Chapter 11 of the Bankruptcy Code.

In May 1996, the Bankruptcy Court approved a plan of reorganization pursuant to which creditors would receive partial satisfaction of their claims. The amount of claims allowed under the bankruptcy proceedings aggregated approximately $17,223,800, which exceeded the assets as recorded immediately subsequent to the confirmation of the Plan by approximately $12,970,400. Under the Plan, the Company made cash payments in the amount of approximately $515,800. MG Holding Corp. ("MG"), which had purchased a promissory note from the Company's principal financial institution, received 14,880,000 shares of Common Stock, in satisfaction of such promissory note, representing approximately 93% of the issued and outstanding shares thereby gaining absolute control over the Company's affairs. An additional 800,000 shares and 320,000 shares were issued to the Company's unsecured creditors and the Company's existing security holders, respectively. The value of the cash and securities distributed under the Plan aggregated $531,561. An amount of $16,692,193, representing the difference between the value of the total distribution and the amount of allowable claims under the bankruptcy was recorded as an extraordinary gain. Numbers of shares issued under the Plan and disclosed herein have not been adjusted for the reverse stock split.

                                                                  Continued.....

                         DYNAMIC INTERNATIONAL, LTD.




                                 (Continued)
                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations
                       Three Months Ended July 31, 1997
                                as Compared to
                       Three Months Ended July 31, 1996

RESULTS OF OPERATIONS

Sales for the three months ended July 31, 1997 decreased from $1,993,000 to $1,842,000, totaling $151,000 or 7.5% from the three months ended July 31, 1996. Sales of the Company's exercise equipment and sports bags/luggage lines decreased by $76,000 and $75,000, respectively.

The Company does not believe that the decrease in sales of its products represents a material trend. The Company believes that the decrease is primarily the result of the reorganization proceedings. The Company will attempt to reverse this trend by expanding its product lines and increasing the attractiveness of its products by developing new packaging. There can be no assurance that the Company will be successful in this effort.

Operating expenses decreased by approximately $122,000 due primarily to decreases in the following expenses:

                  Officer salaries                   $ 38,000
                  Salesmen salaries                  $ 23,000
                  Office salaries                    $ 17,000
                  Payroll taxes                      $  4,000
                  Travel & entertainment             $ 12,000
                  Insurance                          $ 12,000
                  Shipping expenses                  $ 46,000

Interest expense remained relatively constant.

The Company had a pretax profit of $62,715 compared to a pretax loss of $76,364 in the prior year's three-month period.

The following table sets forth the results of operations for the periods discussed above:

                                         Reorganized            Predecessor
                                           Company                Company
                                          For the 3              For the 3
                                        Months Ended            Months Ended
                                        July 31, 1997           July 31, 1996
                                        -------------           -------------
Net Sales                                 1,842,000               1,993,000
Cost of Sales                             1,282,000               1,454,000
                                          ---------               ---------
Gross Profit                                560,000                 539,000
                                          ---------               ---------
Operating Expenses                          438,000                 558,000
Interest                                     60,000                  57,000
                                          ---------               ---------
                                            498,000                 615,000
                                          ---------               ---------
Pretax Income                                62,000                 (76,000)
Tax Provision                                24,000                   ---
                                          ---------               ----------
Income                                       38,000                 (76,000)
                                             ======                 ========

                                                      Continued.....

                         DYNAMIC INTERNATIONAL, LTD.




                                 (Continued)
                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations
                       Three Months Ended July 31, 1997
                                as Compared to
                       Three Months Ended July 31, 1996

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended July 31, 1997, cash provided by operating activities was $67,147. This was primarily the result of the net income of $38,000 and a decrease in inventory of $515,000. These sums were offset by increases in accounts receivable and due from suppliers of $156,000; prepaid expenses of $95,346; decreases in accounts payable and accrued expenses of $135,685; and income taxes payable of $103,000.

Financing activities used cash of $51,445.

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

                         DYNAMIC INTERNATIONAL, LTD.















                          Part II. Other Information



                                Not Applicable

                         DYNAMIC INTERNATIONAL, LTD.




                                  Signatures



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   DYNAMIC INTERNATIONAL, LTD.







Date: September 19, 1997          By /s/ William P. Dolan
      ------------------             -----------------------------------------
                                     William P. Dolan, Vice President, Finance