Form 10-Q/A
period 1996-07-31
DYNAMIC INTERNATIONAL LTD
filed 1997-12-01
CIK 1021097

                                   FORM 10-Q/A



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

                          Yes / /              No   /x/



As of June 30, 1997, 15,993,991 shares of the Registrant's common stock par value $.001 were issued and outstanding.

                                      INDEX



                                                                                                Page No.



Part I.       Financial Information


              Consolidated Condensed Balance Sheets
              as of July 31, 1996 and April 30, 1996...........................................   3


              Consolidated Condensed Statements of Operations
              for the Three Months Ended July 31, 1996 and 1995................................   4


              Consolidated Condensed Statements of Cash Flows
              for the Three Months Ended July 31, 1996 and 1995................................   5


              Notes to Consolidated Condensed Financial Statements
              for the Three-Month Periods Ended July 31, 1996 and 1995.........................   6


              Management's Discussion and Analysis of Financial
              Condition and Results of Operations -- Three Months
              Ended July 31, 1996 as Compared to Three Months Ended
              July 31, 1995....................................................................  10





Part II.      Other Information................................................................  13





Signatures.....................................................................................  14

                      Consolidated Condensed Balance Sheets
                                   (Unaudited)

                                                                         (See Note 2)
                                                                         Reorganized             Predecessor
                                                                           Company                  Company
                                                                        July 31, 1996           April 30, 1996
                                                                        -------------           -------------
Current Assets
Cash                                                                       $    4,957              $   26,515
Accounts Receivable - Trade (Net of allowance for
   doubtful accounts of $167,000 in 1996 & $167,000
   in 1995)                                                                 1,258,182               1,036,927
Due from Suppliers                                                             10,704                  26,760
Inventory                                                                   2,268,853               2,384,469
Prepaid Expenses                                                              182,289                  81,693
Miscellaneous Receivables                                                     135,037                 135,039
Prepaid & Refundable Income Taxes                                             291,960                 291,146
                                                                           ----------              ----------
Total Current Assets                                                        4,151,982               3,982,549
Fixed Assets, at Cost, Less Accumulated
   Depreciation                                                               203,863                 230,055
Due from Suppliers                                                             52,198                  36,142
Security Deposits                                                               4,650                   4,650
Reorganization value in excess of amounts
   allocable to identifiable assets                                           133,580                     ---
                                                                           ----------              ----------
Total Assets                                                               $4,546,273              $4,253,396
                                                                           ==========              ==========
Liabilities and Shareholders Equity (Deficit)
Current Liabilities
Notes payable trade                                                        $   62,020              $      ---
Accounts Payable & Accrued Expenses, Non-Related                              702,654               1,009,248
Accounts Payable & Accrued Expenses, Related                                2,592,271               2,129,893
Capital Lease Obligations, Current                                             32,226                  48,732
Loans payable, Related Party                                                  593,670                 557,000
Other liabilities                                                             515,638                 531,560
                                                                           ----------              ----------
Total Current Liabilities                                                   4,498,479               4,276,433
Other Liabilities
Capital Lease Obligations                                                      21,658                  23,965
                                                                           ----------              ----------
Total Liabilities                                                           4,520,137               4,300,398
Shareholders Equity
Common Stock, par value $.001 per share ($.01 in
   1995); authorized 50,000,000 shares (5,000,000
   in 1995); issued 15,993,991 (1,744,396 in 1995)                             15,994                  17,444
Additional Paid-In Capital                                                     10,145                 590,291
Retained Earnings (since July 31, 1996, date
   of reorganization, total deficit eliminated
   was $713,601)                                                                  ---                     ---
Accumulated deficit                                                               ---                (637,237)
                                                                           ----------              ----------
Total                                                                          26,139                 (29,502)
Less Treasury Stock                                                                (3)                (17,500)
                                                                           ----------              ----------
Total Shareholders' Equity (Deficit)                                           26,136                 (47,002)
                                                                           ----------              ----------
Total Liabilities & Shareholders Equity (Deficit)                          $4,546,273              $4,253,396
                                                                           ==========              ==========


See Accompanying Notes to Consolidated Condensed Financial Statements

                 Consolidated Condensed Statements of Operations
                       For the Three Months Ended July 31
                                   (Unaudited)


                                                                                   Predecessor Company
                                                                            ----------------------------------
                                                                              For the 3            For the 3
                                                                            Months Ended         Months Ended
                                                                            July 31, 1996        July 31, 1995
                                                                            -------------        -------------

Net Sales                                                                     $1,993,365           $   191,229

Cost of Goods Sold                                                             1,454,637             3,341,320
                                                                              ----------           -----------
Gross Profit                                                                  $  538,728           ($3,150,091)

Operating Expenses                                                               557,822             1,561,789

Interest Expense                                                                  57,270               220,514
                                                                              ----------           -----------
Income (Loss) Before Provision for Income Taxes                               ($  76,364)          ($4,932,394)

Provision for (Recovery of) Income Taxes - Current                                   ---                   ---
                                         - Deferred                                  ---                   ---
                                                                              ----------           -----------

Net Income                                                                    ($  76,364)          ($4,932,394)
                                                                              ==========           ===========

Number of Common Shares Outstanding                                           15,993,991                   ---
                                                                              ----------           -----------

Earnings (Loss) per Common Share                                                   (.005)                  ---
                                                                              ----------           -----------

Cash Dividends per Common Share                                                     None                  None




See Accompanying Notes to Consolidated Condensed Financial Statements

                 Consolidated Condensed Statements of Cash Flows
                       for the Three Months Ended July 31
                                   (Unaudited)




                                                       Predecessor Company
                                                   -------------------------------
                                                     For the 3         For the 3
                                                   Months Ended      Months Ended
                                                   July 31, 1996     July 31, 1995
                                                   -------------     -------------

Net Cash Used in Operating Activities                $(64,766)       $(1,430,760)

Cash Flows from Investing Activities

Acquisition of Property and Equipment                      --             (7,218)
                                                     --------        -----------

Net Cash Used in Investing Activities                      --             (7,218)

Cash Flows from Financing Activities

Proceeds from Notes Payable                          $     --        $ 3,632,988
Repayments of Notes Payable                                --            (36,000)
Proceeds from Bankers Acceptances                          --            343,711
Repayments of Bankers Acceptances                          --         (3,211,332)
Proceeds from Officer's Loan Payable                       --            147,000
Repayments of Capital Leases                          (18,812)           (17,323)
Proceeds from Insurance Note Payable                   77,225            230,735
Repayments of Insurance Note Payable                  (15,205)           (32,374)
                                                     --------        -----------

Net Cash Provided by Financing Activities            $ 43,208        $ 1,057,405

Net Decrease in Cash                                  (21,558)          (380,573)

Cash and Cash Equivalents--Beginning of Period         26,515            342,571
                                                     --------        -----------

Cash and Cash Equivalents--End of Period             $  4,957        $   (38,002)
                                                     ========        ===========





Supplemental disclosures of Cash Flow information:

Debt Note:        Interest paid during the three months ended July 31, 1996
                  and 1995 was $1,553 and $49,792, respectively.

Income Tax Note:  The Company made no income tax payments during the three-month periods ending July 31, 1996 and 1995, respectively.








See Accompanying Notes to Consolidated Condensed Financial Statements

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

Chapter 11 claims filed against the Company and subsequently allowed in the bankruptcy proceeding totaled approximately $17.2 million. The Plan discharged such claims through distributions of cash of approximately $515,000 and issuance of shares of new common stock. The cash distributions were paid in August 1996. A total of 15,993,991 shares of new common stock were issued on July 25, 1996, out of which 14,880,000 shares were issued to one secured creditor, which also satisfied $15,923 of loans made by the chief executive officer of the Company to the Company; 800,000 shares were issued to unsecured creditors; and 313,990 shares were issued to the reconfirmation common stock equity interest holders.


                                                                  Continued.....

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

As part of the reorganization, the Company will continue to sell hand exercise, light exercise equipment, and luggage and sports bags, all of which have a proven market acceptance. Management believes it can increase revenues by increasing its focus on direct response marketing. Therefore, it intends to develop plans to use infomercials to market these products. Management believes these increased marketing efforts, adequate financing through its related entity, Achim Importing, discontinuance of the unprofitable products, and sustainable gross profit percentages, can be effectively implemented within the next twelve months. The Company adopted "fresh-start reporting" in accordance with Statement of Position ("SOP") 90-7 issued by the American Institute of Certified Public Accountants on July 31, 1996. SOP 90-7 calls for the adoption of "fresh-start reporting" if the reorganization value of the emerging entity immediately before the date of confirmation is less than the total of all post-petition and allowed claims, and if holders of existing voting shares immediately before confirmation receive less than 50% of the voting shares of the emerging entity, both conditions of which were satisfied by the Company. Although the confirmation date was May 23, 1996, fresh-start reporting was adopted on July 31, 1996. There were no material fresh-start related adjustments during the period May 23, 1996 to July 31, 1996.

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


                                                                  Continued.....

                                   (Continued)
              Notes to Consolidated Condensed Financial Statements
            for the Three-Month Periods Ended July 31, 1996 and 1995
                                   (Unaudited)


                                       Balance                                        Reorganized
                                        Sheet           Stock                           Company
                                       7/31/96         Exchange      Fresh Start        7/31/96
                                     ----------        --------      -----------      -----------
Current Assets:

Cash                                      4,957              --              --             4,957
Accounts receivable, net              1,258,182              --              --         1,258,182
Inventory                             2,268,853              --              --         2,268,853
Prepaid & refundable income
   taxes                                291,960              --              --           291,960
Other assets                            328,030              --              --           328,030
                                     ----------        --------        --------        ----------

     Total Current Assets             4,151,982              --              --         4,151,982

Fixed assets, net                       203,863              --              --           203,863
Other assets                             56,848              --              --            56,848
Reorganization value in excess
   of amounts allocable to
   identifiable assets                       --              --         133,580           133,580
                                     ----------        --------        --------        ----------

     TOTAL ASSETS                     4,412,693              --         133,580         4,546,273
                                     ==========        ========        ========        ==========

Current Liabilities:

Loans payable - MG                      593,670              --              --           593,670
Loans payable - Trade                    62,020              --              --            62,020
Accounts payable & accrued
     expenses                         3,294,925              --              --         3,294,925
Capital lease obligations                32,226              --              --            32,226
Other current liabilities               531,561         (15,923)             --           515,638
                                     ----------        --------        --------        ----------

     Total Current Liabilities        4,514,402         (15,923)             --         4,498,479

Other Liabilities:
     Non-current                         21,658              --              --            21,658
                                     ----------        --------        --------        ----------

     Total Liabilities                4,536,060         (15,923)             --         4,520,137
                                     ----------        --------        --------        ----------

Common stock par value                   17,444         (17,444)             --            15,994
                                                         15,994

Additional paid-in capital              590,290        (590,291)       (580,021)           10,145
                                                        590,167

Accumulated deficit                    (713,601)             --         713,601                --
                                     ----------        --------        --------        ----------

                                       (105,867)         (1,574)        133,580            26,139

Treasury Stock                          (17,500)         17,497              --                (3)
                                     ----------        --------        --------        ----------

     Total Equity (Deficit)            (123,367)         15,923         133,580            26,136
                                     ----------        --------        --------        ----------

     TOTAL LIABILITIES AND
          EQUITY (DEFICIT)            4,412,693              --         133,580         4,546,273
                                     ==========        ========        ========        ==========

The other current liabilities adjustment is all comprised of loans from MG Holdings Corp. to pay creditors pursuant to the reorganization plan. The liability to the reorganized company is $515,638.


                                                                  Continued.....

                                   (Continued)
              Notes to Consolidated Condensed Financial Statements
            for the Three-Month Periods Ended July 31, 1996 and 1995
                                   (Unaudited)


3.  INVENTORIES

The inventories consist of finished goods.

4.  PER SHARE INFORMATION

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


GENERAL

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto of the Company included elsewhere herein. The discharge of claims under the bankruptcy proceedings described immediately below has been reflected in the financial statements for the fiscal year ended April 30, 1996. Effective August 8, 1996, the Company completed a migratory merger from Delaware to Nevada by merging into a newly-formed Nevada entity, thereby changing its name from Dynamic Classics, Ltd. to Dynamic International, Ltd. The balance sheet of the combined entity was substantially identical to that of the Company prior to the merger. The Company and its predecessor are herein together referred to as the "Company".

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

In May 1996, the Bankruptcy Court approved a plan of reorganization pursuant to which creditors would receive partial satisfaction of their claims. The amount of claims allowed under the bankruptcy proceedings aggregated approximately $17,223,800, which exceeded the assets as recorded immediately subsequent to the confirmation of the Plan by approximately $12,970,400. MG Holding Corp., which had purchased a promissory note from the Company's principal financial institution, received 14,880,000 shares of Common Stock in satisfaction of such promissory note, representing approximately 93% of the issued and outstanding shares thereby gaining absolute control over the Company's affairs. See "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions". An additional 800,000 shares and 313,900 shares were issued to the Company's unsecured creditors and the Company's existing security holders, respectively. The value of the cash and securities distributed under the plan of reorganization aggregated $531,561. An amount of $16,692,193, representing the difference between the value of the total distribution and the amount of allowable claims under the bankruptcy was recorded as an extraordinary gain.

In addition, under the Plan, the Company merged with a newly-formed Nevada corporation for the purpose of changing its state of incorporation. The balance sheet of the combined entity was substantially similar to the balance sheet of the Company prior to the merger.


                                                                  Continued.....

                                   (Continued)
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        Three Months Ended July 31, 1996
                 as Compared to Three Months Ended July 31, 1995

Upon emergence from bankruptcy, the Company adopted fresh-start accounting on July 31, 1996 (see Note 2 to the Financial Statements). Under fresh-start accounting, all assets and liabilities were restated to reflect their reorganization value which approximated book value at July 31, 1996. The reorganization value in excess of amounts allocable to identifiable assets is amortized over a period of eleven years. In connection with the bankruptcy proceedings, the Company restructured its operations and relocated its administrative headquarters and warehouse facilities.

RESULTS OF OPERATIONS

Sales for the three months ended July 31, 1996 increased from $191,000 to $1,983,000, totaling $1,802,000 or 943% from the three months ended July 31, 1995. Sales of the Company's exercise equipment and sports bags/luggage lines decreased by $581,000 and $752,000, respectively, during the three months ended July 31, 1996. During the three-month period ended July 31, 1995, sales of the Company's Exercise and Luggage lines of $1,460,000 and $1,866,000, respectively, were offset by credits of $3,177,000 issued to customers in connection with the discontinued line of manual treadmills and ski machines.

The Company does not believe that the decrease in sales of its products represents a material trend. The Company believes that the decrease is primarily the result of the reorganization prodeedings. The Company will attempt to reverse this trend by expanding its product lines and increasing the attractiveness of its products by developing new packaging. There can be no assurance that the Compny will be successful in this effort.

Operating expenses decreased by approximately $1,004,000. As a result of the Company's reorganization, the Company had decreases in the following expenses:

         Office salaries                    $211,000
         Payroll taxes                      $ 35,000
         Insurance                          $ 61,000
         Professional fees                  $164,000
         Freight out                        $209,000
         Promotion                          $ 56,000
         Travel & entertainment             $ 37,000
         Research & development             $ 25,000
         Warehouse salaries                 $ 92,000
         Fringe benefits                    $ 25,000
         Pension costs                      $ 23,000
         Promotional expense                $ 56,000
         Repairs & maintenance              $  6,000


Office salaries decreased by $211,000 due to the overall reduction of the office staff as a part of the reorganization. Payroll taxes decreased by $35,000 as a result of the employees eliminated due to the reorganization. Insurance expense decreased by $61,000 due to lower liability premiums. Professional fees decreased by $164,000 due to decreased accounting fees. Freight decreased by $209,000 due to decreased shipments. Promotional expenses decreased by $56,000 due to decreased expenditures for these materials. Travel & entertainment decreased by $37,000 due to improved cost management. Research & development decreased by $25,000 due to improved cost management. Warehouse salaries decreased by $92,000 due to the elimination of warehouse employees under the reorganization. Fringe benefits decreased by $25,000 due to the employees and positions eliminated as a part of the reorganization. Pension costs decreased by $23,000 because the pension plan was terminated under the reorganization. Promotional expenses decreased due to decreased spending for these items. Repairs & maintenance decreased by $6,000 due to the elimination of the warehouse facility under the reorganization.

Interest expense decreased by approximately $163,000. This decrease was due primarily to a decrease in current debt of approximately $12,000,000 as of July 31, 1996, compared to July 31, 1995. This decrease in debt was the result of the Company's reorganization.


                                                                  Continued.....

                                   (Continued)
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        Three Months Ended July 31, 1996
                 as Compared to Three Months Ended July 31, 1995

The Company had a pretax loss of $76,000 compared to a pretax loss of $4,932,000 in the prior year's three-month period.

The following table sets forth the results of operations for the periods discussed above:

                                        Predecessor Company
                               ----------------------------------
                              3 Months Ended      3 Months Ended
                               July 31, 1996        July 31, 1995
                               -------------        -------------
      Sales                      $ 1,983,000          $   191,000
      Other income                    10,000                   --
                                 -----------          -----------
                                   1,993,000              191,000

      Cost of sales                1,454,000            3,341,000
                                 -----------          -----------
      Gross profit                   539,000           (3,150,000)
                                 -----------          -----------
      Operating Expenses             558,000            1,562,000
      Interest                        57,000              220,000
                                                      -----------
                                     615,000            1,782,000
      Pretax income                  (76,000)          (4,932,000)
      Tax provision                       --                   --
                                 -----------          -----------
      Loss                       $   (76,000)         $(4,932,000)
                                 ===========          ===========


LIQUIDITY AND CAPITAL RESOURCES

During the three months ended July 31, 1996, cash used by operating activities amounted to $64,800. This was primarily the result of a net loss of $76,400, increases in accounts receivable and due from suppliers, and prepaid expenses of $221,300 and $100,600, respectively, which were offset by a decrease in inventory and an increase in accounts payable and accrued expenses (related and non-related combined) of $115,600 and $155,800, respectively, and a net increase in insurance note payable of $62,020.

Financing activities provided cash of $43,200. Proceeds from insurance notes payable of $77,200 were offset by repayments of insurance notes payable and repayments of capital lease obligations of $15,200 and $18,800, respectively. The Company had a negative cash flow of $21,600 for the three months ended July 31, 1996.

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

                           Part II. Other Information



                                 Not Applicable

                                   Signatures



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  DYNAMIC INTERNATIONAL, LTD.







Date  November 28, 1997           By  /s/ William P. Dolan
      -----------------               -----------------------------------------
                                      William P. Dolan, Vice President, Finance