Form 10-Q/A
period 1996-10-31
DYNAMIC INTERNATIONAL LTD
filed 1997-12-01
CIK 1021097

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


                                Yes [ ]   No [x]


As of January 31, 1997, 15,993,991 shares of the Registrant's common stock par value $.001 were issued and outstanding.

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I   FINANCIAL INFORMATION
         Consolidated Condensed Balance Sheets
         as of October 31, 1996 and April 30, 1996...................      3

         Consolidated Condensed Statements of Operations
         for Three Months Ended October 31, 1996, Three
         Months Ended July 31, 1996, Six Months Ended
         October 31, 1995 and Three Months Ended October
         31, 1995....................................................      4

         Consolidated Condensed Statements of Cash Flows
         for Three Months Ended October 31, 1996, Three
         Months Ended July 31, 1996 and Six Months Ended
         October 31, 1995............................................      5

         Notes to Consolidated Condensed Financial Statements
         for Six-Month Periods Ended October 31, 1996 and
         1995........................................................      6

              1.  Basis of Presentation..............................      6
              2.  Reorganization and Management Plan.................      6
              3.  Inventories........................................      9
              4.  Per Share Information..............................      9

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations for Six Months
         Ended Oct. 31, 1996 As Compared to Six Months Ended
         October 31, 1995............................................     10

              General................................................     10
              Plan of Reorganization.................................     10
              Results of Operations..................................     11
                   Three Months Ended October 31, 1997...............     11
              Liquidity and Capital Resources........................     13
                   Three Months Ended October 31, 1996...............     13
                   Three Months Ended July 31, 1996..................     13
              Seasonality............................................     13

Part II  OTHER INFORMATION...........................................     14

SIGNATURES...........................................................     15

                     Consolidated Condensed Balance Sheets
                   As of October 31, 1996 and April 30, 1996
                                  (Unaudited)

                                                     (See Note 2)
                                                     Reorganized    Predecessor
                                                       Company        Company
                                                      10/31/96        4/30/96
                                                     -----------    -----------
Current Assets

Cash                                                 $     2,135    $    26,515
Accounts Receivable - Trade (Net of allowance
   for doubtful accounts of $167,000 in 1996
   & $167,000 in 1995)                                 1,982,694      1,036,927
Due from Suppliers                                        10,704         26,760
Inventory                                              2,010,466      2,384,469
Prepaid Expenses                                         164,156         81,693
Miscellaneous Receivables                                135,039        135,039
Prepaid & Refundable Income Taxes                        182,656        291,146
                                                     -----------    -----------
Total Current Assets                                   4,487,850      3,982,549

Fixed Assets, at Cost, Less Accumulated
   Depreciation                                          177,674        230,055
Due from Suppliers                                        52,198         36,142
Security Deposits                                          4,650          4,650
Reorganization value in excess of amounts
   allocable to identifiable assets                      121,332             --
                                                     -----------    -----------
Total Assets                                         $ 4,843,704    $ 4,253,396
                                                     ===========    ===========
Liabilities and Shareholders Equity (Deficit)

Current Liabilities

Note payable, trade                                  $    35,440    $        --
Accounts Payable & Accrued Expenses, Non-Related         806,295      1,009,248
Accounts Payable & Accrued Expenses, Related           2,604,862      2,129,893
Capital Lease Obligations, Current                        29,190         48,732
Loans payable - Related Party                          1,205,109        557,000
Other liabilities                                             --        531,560
                                                     -----------    -----------
Total Current Liabilities                              4,680,896      4,276,433

Other Liabilities

Capital Lease Obligations, Net of Current Portion         10,530         23,965
                                                     -----------    -----------
Total Liabilities                                      4,691,426      4,300,398

Shareholders Equity

Common Stock, par value $.001 per share ($.01
   in 1995); authorized 50,000,000 shares
   (5,000,000 in 1995); issued 15,993,991
   (1,744,396 in 1995)                                    15,994         17,444
Additional Paid-In Capital                                10,145        590,291
Retained Earnings (since July 31, 1996, date
   of reorganization, total deficit eliminated
   was $713,601)                                         126,142             --
Accumulated deficit                                           --       (637,237)
                                                     -----------    -----------
Total                                                    152,281        (29,502)

Less Treasury Stock                                           (3)       (17,500)
                                                     -----------    -----------
Total Shareholders' Equity (Deficit)                     152,278        (47,002)
                                                     -----------    -----------
Total Liabilities & Shareholders Equity (Deficit)    $ 4,843,704    $ 4,253,396
                                                     ===========    ===========

See Accompanying Notes to Consolidated Condensed Financial Statements.

                 Consolidated Condensed Statements of Operations
   For Three Months Ended October 31, 1996, Three Months Ended July 31, 1996,
    Six Months Ended October 31, 1995 and Three Months Ended October 31,1995
                                   (Unaudited)

                               Reorganized
                                 Company                    Predecessor Company
                               -----------     ---------------------------------------------
                              For the Three   For the Three    For the Six      For the Three
                              Months Ended    Months Ended     Months Ended     Months Ended
                              Oct. 31, 1996   July 31, 1996    Oct. 31, 1995    Oct. 31, 1995
                               -----------     -----------      -----------      -----------
Net Sales                      $ 3,653,321     $ 1,993,365      $ 1,454,895      $ 1,263,666

Cost of Goods Sold               2,563,612       1,454,637        4,084,355          743,035
                               -----------     -----------      -----------      -----------

Gross Profit                     1,089,709         538,728       (2,629,460)         520,631

Operating Expenses                 744,384         557,822        4,544,752        2,982,963

Interest                            82,323          57,270          191,448          (29,066)
                               -----------     -----------      -----------      -----------

                                   826,707         615,092        4,736,200        2,953,897
                               -----------     -----------      -----------      -----------

Bankruptcy Administration           28,370              --          402,050          402,050
                               -----------     -----------      -----------      -----------

Pretax Income (Loss)               234,632         (76,364)      (7,767,710)      (2,835,316)

Provision for Income Taxes         108,490              --               --               --
                               -----------     -----------      -----------      -----------

Net Income (Loss)              $   126,142     $   (76,364)     $(7,767,710)     $(2,835,316)
                               ===========     ===========      ===========      ===========

Income per Common Share               0.01

Number of Common Shares
   Outstanding                  15,993,991              --               --               --

Cash Dividends per Common
   Share                              NONE            NONE             NONE             NONE

See Accompanying Notes to Consolidated Condensed Financial Statements.

                 Consolidated Condensed Statements of Cash Flows for Three Months Ended October 31, 1996, Three Months Ended July 31, 1996
                      and Six Months Ended October 31, 1995
                                   (Unaudited)

                                                                          Predecessor
                                              Reorganized Company           Company
                                         ----------------------------      -----------
                                          For the 3        For the 3       For the 6
                                        Months Ended     Months Ended     Months Ended
                                          10/31/96          7/31/96         10/31/95
                                         -----------      -----------      -----------
Net Cash Used in Operating
   Activities                            $   (57,879)     $   (64,766)     $(1,457,512)

Cash Flows from Investing
   Activities

Acquisition of Property and
   Equipment                                      --               --          (37,272)
                                         -----------      -----------      -----------

Net Cash Used in Investing
   Activities                                     --               --          (37,272)

Cash Flows from Financing
   Activities

Proceeds from Notes Payable                       --               --        3,410,402
Repayments of Notes Payable                       --               --               --
Proceeds from Bankers Acceptances                 --               --        1,118,516
Repayments of Bankers Acceptances                 --               --       (4,127,139)
Proceeds from Officers Loan Payable               --               --               --
Repayments of Capital Leases                 (14,164)         (18,812)         (36,082)
Proceeds from Insurance Note Payable              --           77,225          230,735
Payments of Insurance Notes Payable          (26,580)         (15,205)         (89,987)
Increase in Note Payable to Related
   Party                                      95,801               --          725,395
                                         -----------      -----------      -----------

Net Cash Provided by Financing
   Activities                                 55,057           43,208        1,231,840

Net Decrease in Cash                          (2,822)         (21,558)        (262,944)

Cash and Cash Equivalents--
   Beginning of Period                         4,957           26,515          342,571
                                         -----------      -----------      -----------

Cash and Cash Equivalents--
   End of Period                         $     2,135      $     4,957      $    79,627
                                         ===========      ===========      ===========

Supplemental disclosures of Cash Flow information:

Debt Note: Interest paid during the three months ended October 31, 1996, the three months ended July 31, 1996 and the six months ended October 31, 1995 was $0, $1,553 and $203,964, respectively.

Income Tax Note: The Company made no income tax payments during the three months ended October 31, 1996, the three months ended July 31, 1996 and the six months ended October 31, 1995.

See Accompanying Notes to Consolidated Condensed Financial Statements.

              Notes to Consolidated Condensed Financial Statements for Six-Month Periods Ended October 31, 1996 and 1995
                                   (Unaudited)


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

2.  REORGANIZATION AND MANAGEMENT PLAN:

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

On August 23, 1995, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. A Plan of Reorganization (the "Plan") was filed by the Company on October 30, 1995 and subsequently amended and modified on February 22, 1996. On April 5, 1996, the creditors voted to accept the amended and modified Plan, and on May 23, 1996, the court confirmed the Plan. The Plan was substantially consummated in August 1996. For accounting purposes, the Company assumed that the Plan was consummated on July 31, 1996.

Chapter 11 claims filed against the Company and subsequently allowed in the bankruptcy proceeding totaled approximately $17,200,000. The Plan discharged such claims through distributions of cash of approximately $515,000 and issuance of shares of new common stock. The cash distributions were paid in August 1996. A total of 15,993,991 shares of new common stock was issued on July 25, 1996, out of which 14,880,000 shares were issued to one secured creditor which also satisfied $15,923 of loans made by the chief executive officer of the Company to the Company; 800,000 shares were issued to unsecured creditors, and 313,990 shares were issued to the reconfirmation common stock equity interest holders.

                                   (Continued)
              Notes to Consolidated Condensed Financial Statements for Six-Month Periods Ended October 31, 1996 and 1995
                                   (Unaudited)

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

As part of the reorganization, the Company will continue to sell hand exercise,light exercise equipment and luggage/sports bags, all of which have a proven market acceptance. Management believes it can increase revenues by increasing its focus on direct response marketing. Therefore, it intends to develop plans to use infomercials to market these products. Management believes these increased marketing efforts, adequate financing through its related entity, Achim Importing Co., Inc. ("Achim"), an entity owned by Marton B. Grossman, Chairman and President of the Company, discontinuance of the unprofitable products, and sustainable gross profit percentages, can be effectively implemented within the next twelve months. The Company adopted fresh-start reporting" in accordance with Statement of Position ("SOP") 90-7 issued by the American Institute of Certified Public Accountants on July 31, 1996. SOP 90-7 calls for the adoption of fresh-start reporting if the reorganization value of the emerging entity immediately before the date of confirmation is less than the total of all post-Petition and allowed claims, and if holders of existing voting shares immediately before confirmation receive less than 50% of the voting shares of the emerging entity, both conditions of which wee satisfied by the Company. Although the confirmation date was May 23, 1996, fresh-start reporting was adopted on July 31, 1996. Thee were no material fresh-start related adjustments during the period May 23, 1996 to July 31, 1996.

Under fresh-start accounting, all assets and liabilities are restated to reflect their reorganization value which approximates book value at date of reorganization. Therefore, no reorganization value has been allocated to the assets and liabilities. In addition, the accumulated deficit of the predecessor company at July 31, 1996 totaling $713,601 was eliminated, and at August 1, 1996, the reorganized company's financial statements reflected no beginning retained earnings or deficit. The reorganization value in excess of amounts allocable to identifiable assets is being amortized over an eleven-year period on the straight-line method.

The following is a proforma balance sheet of the reorganized Company based on the discounted cash flows as discussed above:

                                   (Continued)
              Notes to Consolidated Condensed Financial Statements for Six-Month Periods Ended October 31, 1996 and 1995
                                   (Unaudited)

                                            Balance                                 Reorganized
                                             Sheet          Stock                       B/S
                                            7/31/96        Exchange   Fresh Start     7/31/96
                                           ----------      --------     --------     ----------
Current Assets:

   Cash                                         4,957                                     4,957
   Accounts receivable, net                 1,258,182                                 1,258,182
   Inventory                                2,268,853                                 2,268,853
   Prepaid & refundable income
      taxes                                   291,960                                   291,960
   Other assets                               328,030                                   328,030
                                           ----------                                ----------
      Total Current Assets                  4,151,982                                 4,151,982

Fixed assets, net                             203,863                                   203,863
Other assets                                   56,848                                    56,848
Reorganization value in excess
   of amounts allocable to
   Identifiable assets                             --                    133,580        133,580
                                           ----------                   --------     ----------
      TOTAL ASSETS                          4,412,693            --      133,580      4,546,273
                                           ==========      ========     ========     ==========

Current Liabilities:

   Loans payable--MG                          593,670                                   593,670
   Loans payable--Trade                        62,020                                    62,020
   Accounts payable & accrued
      expenses                              3,294,925                                 3,294,925
   Capital lease obligations--
      Current                                  32,226                                    32,226
   Other current liabilities                  531,561       (15,923)          --        515,638
                                           ----------      --------     --------     ----------
      Total Current Liabilities             4,514,402       (15,923)          --      4,498,479
Other Liabilities                              21,658            --           --         21,658
                                           ----------      --------     --------     ----------
   Total Liabilities                        4,536,060       (15,923)          --      4,520,137
                                           ----------      --------     --------     ----------

Common stock par value                         17,444       (17,444)          --         15,994
                                                             15,994

Additional paid-in capital                    590,290      (590,291)    (580,021)        10,145
                                                            590,167

Accumulated deficit                          (713,601)           --      713,601             --
                                           ----------      --------     --------     ----------

                                             (105,867)       (1,574)     133,580         26,139

Less: Treasury stock                          (17,500)       17,497                          (3)
                                           ----------      --------     --------     ----------

   Total Equity                              (123,367)       15,923      133,580         26,136
                                           ----------      --------     --------     ----------

      TOTAL LIABILITIES AND
          EQUITY                            4,412,693            --      133,580      4,546,273
                                           ==========      ========     ========     ==========

The other Current Liabilities adjustment is comprised of loans from MG Holdings Corp. to pay creditors pursuant to the Plan. The liability to the reorganized company is $515,638.

                                   (Continued)
              Notes to Consolidated Condensed Financial Statements for Six-Month Periods Ended October 31, 1996 and 1995
                                   (Unaudited)


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

As a consequence of the Company's fresh-start accounting as described below, which the Company adopted effective on July 31, 1996, financial results for the six months ended October 31, 1996 are reported by combining the financial results for the three-month period ended October 31, 1996 and the three months ended July 31, 1996.

Because of the application of fresh-start reporting, the financial statements for the periods after reorganization are not comparable in any respects to the financial statements for the periods prior to the reorganization.

PLAN OF REORGANIZATION

In 1994, the Company added a new line of products consisting primarily of treadmills and ski machines. Initially, the Company was successful in marketing these products. For the fiscal year ended April 30, 1995, sales of these products represented approximately 53% of the Company's gross sales. However, due to serious manufacturing defects and poor construction of the Company's products delivered by the Company's manufacturers, primarily located in the People's Republic of China, the Company was forced to allow substantial chargebacks by its customers. Although, pursuant to a written agreement, one of the manufacturers, China National Metals and Minerals ("CNM"), acknowledged the defects and agreed to pay for returns and to provide replacement goods at no cost, they breached this agreement soon thereafter. In March 1995, CNM sued the Company for monetary damages alleging, among other things, breach of contract. The Company and CNM subsequently settled the matter by releasing each other from any claims and allowing CNM to collect an aggregate of $15,000 from the Company. The Company suffered severe losses from its venture into this line of business and in August 1995 was forced to seek protection from its creditors under Chapter 11 of the Bankruptcy Code.

In May 1996, the Bankruptcy Court approved a Plan of Reorganization (the "Plan") pursuant to which creditors would receive partial satisfaction of their claims. The amount of claims allowed under the bankruptcy proceedings aggregated approximately $17,223,800, which exceeded the assets as recorded immediately subsequent to the confirmation of the Plan by approximately $12,970,400. Under the Plan, the Company made cash payments in the amount of approximately $515,800. MG Holdings Corp., which had purchased a promissory note from the Company's principal financial institution, received 14,880,000 shares of common stock, in satisfaction of such promissory note, representing approximately 93% of the issued and outstanding shares, thereby gaining absolute control over the Company's affairs. An additional 800,000 shares and 313,900 shares were issued to the Company's unsecured creditors and the Company's existing security holders, respectively. The value of the cash and securities distributed under the Plan aggregated $531,561. An amount of $16,692,193, representing the difference between the value of the total distribution and the amount of allowable claims under the bankruptcy, was recorded as an extraordinary gain.

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

RESULTS OF OPERATIONS

Three Months Ended October 31, 1997:

Total sales of $3,653,000 and $1,993,000 for the three months ended October 31, 1996 and July 31, 1996, respectively, were, on a combined basis, $5,646,000, or 288% higher than during the six months ended October 31, 1995. Sales of exercise equipment of $1,457,000 and $879,000 for the three months ended October 31, 1996 and the three months ended July 31, 1996, respectively, were, on a combined basis, $2,336,000. These combined sales of exercise products were $416,000 more than the six months ended October 31, 1995. Sales of sports bags/luggage products of $2,196,000 and $1,114,000 for the three months ended October 31, 1996 and the three months ended July 31, 1996, respectively, were, on a combined basis, $3,310,000. These combined sales were $838,000 or 33% more than the six months ended October 31, 1995. Sales for the six months ended October 31, 1995 were reduced by $3,211,000 of customer credits for a discontinued line of manual treadmills and ski machines.

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

The Company's gross profits of $1,089,000 and $538,000 for the three months ended October 31, 1996 and July 31, 1996, respectively, were, on a combined basis, $1,627,000 or 162% higher than the six months ended October 31, 1995. This increase is due to the credits of $3,211,000 issued to customers in connection with a discontinued line of manual treadmills and ski machines which reduced the sales for the six months ended October 31, 1995.

The following table sets forth the financial statement effect of the Company's line of treadmills and ski machines for the periods indicated for the six months ended October 31, 1995:

                                         Predecessor Company
                                             -----------
                                          For the 6 Months
                                           Ended 10/31/95
                                             -----------
                   Sales                     $   597,000
                   Credits                    (3,211,000)
                                             -----------
                   Net Sales                  (2,614,000)
                   Cost of Sales                 156,000
                                             -----------
                   Gross Profit              $(2,770,000)
                                             ===========

                                   (Continued)
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  Six Months Ended Oct. 31, 1996 as Compared to
                         Six Months Ended Oct. 31, 1995


Operating expenses of $744,000 and $558,000 for the three months ended October 31, 1996 and the three months ended July 31,1996, respectively, were, on a combined basis, $3,243,000 less than the six months ended October 31, 1996, due to the reorganization.

The following is a discussion of the Company's reorganization and adoption of fresh-start reporting on the various income statement line items during the three months ended October 31, 1996. For this purpose, the three months ended October 31, 1996 are compared to the three months ended October 31, 1995. Decreases of $2,239,000 for the three months ended October 31, 1996 compared to the three months ended October 31, 1995 are represented approximately by net changes in the following expenses:

      Warehouse Salaries               $  61,000
      Officers Salaries                $  34,000
      Office Salaries                  $ 246,000
      Payroll Taxes                    $  29,000
      Fringe Benefits                  $   8,000
      Showroom Rent                    $ 257,000
      Telephone                        $  14,000
      Promotional Material             $  59,000
      Pension Costs                    $ 743,000
      Insurance                        $ 101,000
      Lawsuits                         $ 290,000
      Consulting Fees                  $ 120,000
      Bad Dept Expense                 $ 543,000

      Warehouse salaries decreased by $61,000 due to the elimination of warehouse employees under the reorganization. Officers salaries decreased by $34,000 due to a reduction in salary of the former President of the Company in September 1995 and the elimination of a Chief Operating Office position in December 1995. Office salaries decreased by $246,000 due to the overall reduction in office and administrative staff in the reorganization. Payroll taxes and fringe benefits decreased by $29,000 and $8,000, respectively, due primarily to the positions and employees eliminated during the reorganization. Showroom rent decreased by $257,000 because a proof of claim for the balance of the lease was recorded during the three months ended October 1995. Telephone expenses decreased by $14,000 due to the reduction in staff. Promotional expenses decreased by $59,000 due to decreased spending. Pension costs decreased by $743,000 because a proof of claim was filed by the Pension Benefit Guarantee Corp. and was entered on the Company's records during the three months ended October 1995. Insurance expense decreased by $101,000 due to lower liability premiums. Lawsuits expense decreased by $290,000 as a result of proofs of claim filed during the bankruptcy proceeding as liabilities subject to compromise during the three months ended October 31, 1995. Consulting costs decreased by $120,000 because consultants were not hired during the reorganization. Bad debt expense decreased by $543,000 because of decreased sales value and improved collections.

The Company's pretax profit of $159,000 for the six months ended October 31, 1996 is comprised of a $76,000 loss for the period May 1, 1996 to July 31, 1996, and a $235,000 profit for the period August 1, 1996 through October 31, 1996.

The following table sets forth the results of operations for the periods discussed above:

                               Reorganized
                                 Company                   Predecessor Company
                               -----------     ---------------------------------------------
                              For the Three   For the Three    For the Six      For the Three
                              Months Ended    Months Ended     Months Ended     Months Ended
                              Oct. 31, 1996   July 31, 1996    Oct. 31, 1995    Oct. 31, 1995
                               -----------     -----------      -----------      -----------
Net Sales                      $ 3,653,000     $ 1,993,000      $ 1,455,000      $ 1,264,000
Cost of Goods Sold               2,564,000       1,455,000        4,084,000          743,000
                               -----------     -----------      -----------      -----------
Gross Profit                     1,089,000         538,000       (2,629,000)         521,000
Operating Expenses                 744,000         558,000        4,545,000        2,983,000
Interest                            82,000          57,000          191,000          (29,000)
                               -----------     -----------      -----------      -----------
                                   826,000         615,000        4,736,000        2,954,000
                               -----------     -----------      -----------      -----------
Bankruptcy Administration           28,000              --          402,000          402,000
                               -----------     -----------      -----------      -----------
Pretax Income (Loss)               235,000         (77,000)      (7,767,710)      (2,835,000)
Provision for Income Taxes         108,000              --               --               --
                               -----------     -----------      -----------      -----------

Net Income (Loss)              $   127,000     $   (77,000)     $(7,767,000)     $(2,835,000)
                               ===========     ===========      ===========      ===========

                                   (Continued)
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  Six Months Ended Oct. 31, 1996 as Compared to
                         Six Months Ended Oct. 31, 1995


LIQUIDITY AND CAPITAL RESOURCES

Three Months Ended October 31, 1996:

During the three months ended October 31, 1996, cash used in operating activities amounted to $57,900. This was the result of net income of $126,000, decreases in inventory, prepaid expenses, prepaid and refundable taxes and an increase in accounts payable and accrued expenses (non-related and related combined) of $258,400, $18,100, $109,304 and $116,200, respectively. These items were offset by an increase in accounts receivable and due from suppliers of $724,500.

Financing activities provided cash of $43,200. Proceeds from insurance notes payable of $77,200 were offset by repayments of insurance notes payable and repayments of capital lease obligations of $15,200 and $18,800, respectively. The Company had a negative cash flow of $21,600 for the three months ended July 31, 1996.

Three Months Ended July 31, 1996

During the three months ended July 31, 1996, cash used by operating activities amounted to $64,800. This was the result of a net loss of $76,400, increases in accounts receivable and due from suppliers, and prepaid expenses of $221,300 and $100,600, respectively, which were offset by a decrease in inventory and an increase in accounts payable and accrued expenses (non-related and related combined) of $115,600 and $155,800, respectively.

Financing activities provided cash of $43,200. Proceeds from the insurance notes payable of $77,200 were offset by repayments of insurance notes payable, and repayments of capital lease obligations of $15,200 and $18,800, respectively. The Company had a negative cash flow of $21,600 for the three months ended July 31, 1996.

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

                                     Part II



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