Form 10-Q/A
period 1997-01-31
DYNAMIC INTERNATIONAL LTD
filed 1997-12-01
CIK 1021097

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

                          Yes    / /          No   /x/



As of February 28, 1997, 3,198,258 shares of the Registrant's common stock par value $.001 were issued and outstanding.

                                      INDEX



                                                                                              Page No.


Part I.        Financial Information


               Consolidated Condensed Balance Sheets
               as of January 31, 1997 and April 30, 1996......................................   3


               Consolidated Condensed Statements of Operations for Six Months
               Ended January 31, 1997, Three Months Ended January 31, 1997,
               Three Months Ended July 31, 1996, Nine Months Ended January 31,
               1996, and Three Months Ended January 31, 1996..................................   4


               Consolidated Condensed Statements of Cash Flows for
               Six Months Ended January 31, 1997, Three Months Ended
               July 31, 1996, and Nine Months Ended January 31, 1996..........................   5


               Notes to Consolidated Condensed Financial Statements for
               the Nine-Month Periods Ended January 31, 1997 and 1996.........................   6


               Management's Discussion and Analysis of Financial
               Condition and Results of Operations for Nine Months
               Ended January 31, 1997 As Compared to Nine Months
               Ended January 31, 1996.........................................................  10


               Management's Discussion and Analysis of Financial
               Condition and Results of Operations for Three Months
               Ended January 31, 1997 As Compared to Three Months
               Ended January 31, 1996.........................................................  15





Part II.       Other Information..............................................................  16





Signatures ...................................................................................  17

                      Consolidated Condensed Balance Sheets
                    As of January 31, 1997 and April 30, 1996
                                   (Unaudited)

                                                         Reorganized          Predecessor
                                                           Company              Company
                                                           1/31/97              4/30/96
                                                         -----------          -----------
Current Assets
Cash                                                     $    21,688          $    26,515
Accounts Receivable - Trade (Net of allowance
   for doubtful accounts of $167,000 in 1996
   & $167,000 in 1995)                                     1,666,166            1,036,927
Due from Suppliers                                            55,403               26,760
Inventory                                                  2,620,591            2,384,469
Prepaid Expenses                                             134,470               81,693
Miscellaneous Receivables                                      3,257              135,039
Prepaid & Refundable Income Taxes                            123,043              291,146
                                                         -----------          -----------
Total Current Assets                                       4,624,618            3,982,549
Fixed Assets, at Cost, Less Accumulated
   Depreciation                                              151,482              230,055
Due from Suppliers                                            36,142               36,142
Security Deposits                                              4,650                4,650
Reorganization value in excess of amounts
   allocable to identifiable assets                          127,508                   --
                                                         -----------          -----------
Total Assets                                             $ 4,944,400          $ 4,253,396
                                                         ===========          ===========
Liabilities and Shareholders Equity (Deficit)
Current Liabilities
Notes payable, trade                                     $     8,860          $        --
Accounts Payable & Accrued Expenses, Non-Related             505,787            1,009,248
Accounts Payable & Accrued Expenses, Related               3,011,461            2,129,893
Capital Lease Obligations, Current                            28,552               48,732
Loans Payable, Related Party                               1,205,109              557,000
Other liabilities                                                 --              531,560
                                                         -----------          -----------
Total Current Liabilities                                  4,759,769            4,276,433
Other Liabilities
Capital Lease Obligations                                      1,443               23,965
                                                         -----------          -----------
Total Liabilities                                          4,761,212            4,300,398

Shareholders Equity

Common Stock, par value $.001 per share ($.01
   in 1995); authorized 50,000,000 shares
   (5,000,000 in 1995); issued 3,198,798
   (1,744,396 in 1996)                                         3,199               17,444
Additional Paid-In Capital                                    22,940              590,291
Retained Earnings (since July 31, 1996, date
   of reorganization, total deficit eliminated
   was $713,601)                                             157,052                   --
Accumulated deficit                                               --             (637,237)
                                                         -----------          -----------
Total                                                        183,191              (29,502)
Less Treasury Stock                                               (3)             (17,500)
                                                         -----------          -----------
Total Shareholders' Equity (Deficit)                         183,188              (47,002)
                                                         -----------          -----------
Total Liabilities & Shareholders Equity
   (Deficit)                                             $ 4,944,400          $ 4,253,396
                                                         ===========          ===========



See Accompanying Notes to Consolidated Condensed Financial Statements.

                 Consolidated Condensed Statements of Operations
   For Six Months Ended January 31, 1997, Three Months Ended January 31, 1997,
      Three Months Ended July 31, 1996, Nine Months Ended January 31, 1996
                     and Three Months Ended January 31, 1996
                                   (Unaudited)


                            Reorganized Company                              Predecessor Company
                     --------------------------------       -----------------------------------------------------
                     For 6 Months       For 3 Months        For 3 Months        For 9 Months        For 3 Months
                     Ended 1/31/97      Ended 1/31/97       Ended 7/31/96       Ended 1/31/96       Ended 1/31/96
                     -------------      -------------       -------------       -------------       -------------
Net Sales              $6,215,140         $2,561,819         $ 1,993,365          $ 5,290,972          $3,836,077

Cost of
Goods Sold              4,194,695          1,631,083           1,454,637            6,780,195           2,695,840
                       ----------         ----------         -----------          -----------          ----------

Gross Profit            2,020,445            930,736             538,728           (1,489,223)          1,140,237

Operating
Expenses                1,504,258            759,874             557,822            5,497,649             952,897

Interest                  156,880             74,557              57,270              277,650              86,202
                       ----------         ----------         -----------          -----------          ----------

                        1,661,138            834,431             615,092            5,775,299           1,039,099
                       ----------         ----------         -----------          -----------          ----------

Bankruptcy
Administration             34,159              5,789                  --              416,996              14,946
                       ----------         ----------         -----------          -----------          ----------

Pretax Income
(Loss)                    325,148             90,516             (76,364)          (7,681,518)             86,192
                       ----------         ----------         -----------          -----------          ----------

Provision for
Income Taxes              168,096             59,606                  --                   --                  --
                       ----------         ----------         -----------          -----------          ----------

Net Income
(Loss)                 $  157,052         $   30,910         $   (76,364)         $(7,681,518)         $   86,192
                       ==========         ==========         ===========          ===========          ==========

Income per
Common Share                 0.05              0.010                  --                   --                  --

Number of
Common Shares
Outstanding             3,198,258          3,198,258                  --                   --                  --

Cash Dividends
per Common
Share                        NONE               NONE                NONE                 NONE                NONE


See Accompanying Notes to Consolidated Condensed Financial Statements.

                 Consolidated Condensed Statements of Cash Flows for Six Months Ended January 31, 1997, Three Months Ended July 31, 1996
                     and Nine Months Ended January 31, 1996
                                   (Unaudited)



                                               Reorganized
                                                 Company                    Predecessor Company
                                              -------------         ----------------------------------
                                              For 6 Months          For 3 Months         For 9 Months
                                              Ended 1/31/97         Ended 7/31/96        Ended 1/31/96
                                              -------------         -------------        -------------

Net Cash Used in Operating Activities            $ (2,021)            $(64,766)            $(1,355,023)

Cash Flows from Investing Activities

Acquisition of Property and Equipment                  --                   --                 (37,272)
                                                 --------             --------             -----------

Net Cash Used in Investing Activities                  --                                      (37,272)

Cash Flows from Financing Activities

Proceeds from Notes Payable                            --                   --               3,410,401
Repayments of Notes Payable                            --                   --                      --
Proceeds from Bankers Acceptances                      --                   --               1,118,516
Repayments of Bankers Acceptances                      --                   --              (4,127,139)
Proceeds from Officers Loan Payable                    --                   --                 (32,196)
Repayments of Capital Leases                      (23,889)             (18,812)                (46,504)
Proceeds from Insurance Note Payable                   --               77,225                 230,735
Payments of Insurance Notes Payable               (53,160)             (15,205)               (221,384)
Increase in Note Payable to Related
     Party                                         95,801                   --                 743,298
                                                 --------             --------             -----------

Net Cash Provided by Financing
     Activities                                    18,752               43,208               1,075,727

Net Increase (Decrease) in Cash                    16,731              (21,558)               (316,568)

Cash and Cash Equivalents--
     Beginning of Period                            4,957               26,515                 342,571
                                                 --------             --------             -----------

Cash and Cash Equivalents--
     End of Period                               $ 21,688             $  4,957             $   (26,003)
                                                 ========             ========             ===========




Supplemental disclosures of Cash Flow information:

Debt Note:     Interest paid during the six months ended January 31, 1997, the three months ended July 31, 1996 and the nine months ended
               January 31, 1996 was $0, $1,553 and $203,964, respectively.

Income Tax Note:  The Company made no income tax payments during the six months ended January 31, 1997, the three months ended July 31, 1996 and the nine months ended January 31, 1996.


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

Chapter 11 claims filed against the Company and subsequently allowed in the bankruptcy proceeding totaled approximately $17,200,000. The Plan discharged


                                                                  Continued.....

                                   (Continued)
              Notes to Consolidated Condensed Financial Statements
           for the Nine-Month Periods Ended January 31, 1997 and 1996
                                   (Unaudited)

such claims through distributions of cash of approximately $515,000 and issuance of shares of new common stock. The cash distributions were paid in August 1996. A total of 3,198,798 shares of new common stock were issued on July 25, 1996, out of which 2,976,000 shares were issued to one secured creditor, which also satisfied $15,923 of loans made by the chief executive officer of the Company to the Company; 160,000 shares were issued to unsecured creditors; and 62,798 shares were issued to the reconfirmation common stock equity interest holders.

The discharge of claims was reflected in the April 30, 1996 financial statements. The stock distribution value is based on the reorganization value of the Company, determined by projecting cash flows over an eleven-year period and discounting such cash flows at a cost of capital rate of 15% and the statutory federal, state and local tax rates currently in effect. The discounted residual value at the end of the forecast period is based on the capitalized cash flows for the last year of that period. Cash distributions and the estimated stock distribution value totaling $531,561 has been recorded as other liabilities as of April 30, 1996. The gain of approximately $16,700,000 resulting from the excess of the allowed claims over the total value of the cash and the common stock distributed to the secured and unsecured creditors has been recorded as an extraordinary gain for the year ended April 30, 1996.

The eleven-year cash flow projection was based on estimates and assumptions about circumstances and events that have not yet taken place. Such estimates and assumptions are inherently subject to significant economic and competitive uncertainties and contingencies beyond the control of the Company, including but not limited to those with respect to the future courses of the Company's business activity. Accordingly, there will usually be differences between projections and actual results because events and circumstances frequently do not occur as expected, and those differences may be material.

As part of the reorganization, the Company will continue to sell hand exercise, light exercise equipment and luggage/sports bags, all of which have a proven market acceptance. Management believes it can increase revenues by increasing its focus on direct response marketing. Therefore, it intends to develop plans to use infomercials to market these products. Management believes these increased marketing efforts, adequate financing through its related entity, Achim Importing Co., Inc. ("Achim"), discontinuance of the unprofitable products, and sustainable gross profit percentages, can be effectively implemented within the next twelve months. The Company adopted "fresh-start" reporting in accordance with Statement of Position ("SOP") 90-7 issued by the American Institute of Certified Public Accountants on July 31, 1996. SOP 90-7 calls for the adoption of fresh-start reporting if the reorganization value of the emerging entity, immediately before the date of confirmation, is less than the total of all post-Petition and allowed claims, and if holders of existing voting shares, immediately before confirmation, receive less than 50% of the voting shares of the emerging entity, both conditions of which were satisfied by the Company. Although the confirmation date was May 23, 1996, fresh-start reporting was adopted on July 31, 1996. There were no material fresh-start related adjustments during the period May 23, 1996 to July 31, 1996.

Under fresh-start accounting, all assets and liabilities are restated to reflect their reorganization value, which approximates book value at date of reorganization. Therefore, no reorganization value has been allocated to the assets and liabilities. In addition, the accumulated deficit of the predecessor company at July 31, 1996 totaling $713,601 was eliminated, and at August 1, 1996, the reorganized company's financial statements reflected no beginning retained earnings or deficit. The reorganization value in excess of amounts allocable to identifiable assets if being amortized over an eleven-year period on the straight line method.


                                                                  Continued.....

                                   (Continued)
              Notes to Consolidated Condensed Financial Statements
           for the Nine-Month Periods Ended January 31, 1997 and 1996
                                   (Unaudited)


The following is a proforma balance sheet of the reorganized Company based on the discounted cash flows as discussed above.

                                                    Balance                                               Reorganized
                                                     Sheet               Stock                              Company
                                                    7/31/96             Exchange      Fresh Start           7/31/96
                                                  ----------           ---------      -----------         -----------
Current Assets:

Cash                                              $    4,957           $                $                  $    4,957
Accounts receivable, net                           1,258,182                                                1,258,182
Inventory                                          2,268,853                                                2,268,853
Prepaid & refundable income
   taxes                                             291,960                                                  291,960
Other assets                                         328,030                                                  328,030
                                                  ----------                                               ----------

     Total Current Assets                          4,151,982                                                4,151,982

Fixed assets, net                                    203,863                                                  203,863
Other assets                                          56,848                                                   56,848
Reorganization value in excess
   of amounts allocable to
   Identifiable assets                                     0                              133,580             133,580
                                                  ----------                            ---------          ----------

     TOTAL ASSETS                                 $4,412,693                   0        $ 133,580          $4,546,273
                                                  ==========           =========        =========          ==========

Current Liabilities

Loans payable - MG                                   593,670                                                  593,670
Loans payable - Trade                                 62,020                                                   62,020
Accounts payable & accrued
     expenses                                      3,294,925                                                3,294,925
Capital lease obligations                             32,226                                                   32,226
Other current liabilities                            531,561             (15,923)              0              515,638
                                                  ----------           ---------        ---------          ----------

     Total Current Liabilities                     4,514,402             (15,923)              0            4,498,479

Other Liabilities                                     21,658                                                   21,658
                                                  ----------           ---------        ---------          ----------

     Total Liabilities                             4,536,060             (15,923)              0            4,520,137
                                                  ----------           ---------        ---------          ----------

Common stock par value                                17,444             (17,444)                              15,994
                                                                          15,994

Additional paid-in capital                           590,290            (590,291)        (580,021)             10,145
                                                                         590,167

Accumulated deficit                                 (713,601)                             713,601                   0
                                                  ----------                            ---------          ----------

Less: Treasury stock                                 (17,500)             17,497                                   (3)
                                                  ----------           ---------        ---------          ----------

     Total Equity                                   (123,367)             15,923          133,580              26,136
                                                  ----------           ---------        ---------          ----------

     TOTAL LIABILITIES AND
          DEFICIT                                 $4,412,693           $       0        $ 133,580          $4,546,273
                                                  ==========           =========        =========          ==========


                                                                  Continued.....

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

4.  PER SHARE INFORMATION:

Per share information for the period ended January 31, 1997 is based on the new shares issued in the reorganization, as adjusted for a one-for-five reverse split. Therefore, the Company believes that per share information for the period ended January 31, 1996 is not meaningful.

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

As a consequence of the Company's fresh-start accounting as described below, which the Company adopted effective on July 31, 1996, financial results for the nine months ended January 31, 1997 are reported by combining the financial results for the six-month period ended January 31, 1997 and the three-month period ended July 31, 1996.

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

In May 1996, the Bankruptcy Court approved a Plan of Reorganization (the "Plan") pursuant to which creditors would receive partial satisfaction of their claims. The amount of claims allowed under the bankruptcy proceedings aggregated approximately $17,223,800, which exceeded the assets as recorded immediately subsequent to the confirmation of the Plan by approximately $12,970,400. Under the Plan, the Company made cash payments in the amount of approximately $515,800. MG Holding Corp., which had purchased a promissory note from the Company's principal financial institution, received 2,976,000 shares of common stock in satisfaction of such promissory note, representing approximately 93% of the issued and outstanding shares, thereby gaining absolute control over the Company's affairs. An additional 160,000 shares and 62,798 shares were issued


                                                                  Continued.....

                                   (Continued)
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                       Nine Months Ended January 31, 1997
                                 as Compared to
                       Nine Months Ended January 31, 1996


to the Company's unsecured creditors and the Company's existing security holders, respectively. The value of the cash and securities distributed under the Plan aggregated $531,561. An amount of $16,692,193, representing the difference between the value of the total distribution and the amount of allowable claims under the bankruptcy, was recorded as an extraordinary gain.

In addition, under the Plan, the Company merged with a newly-formed Nevada corporation for the purpose of changing its state of incorporation. The balance sheet of the combined entity was substantially similar to the balance sheet of the Company prior to the merger.

Upon emergence from bankruptcy, the Company adopted fresh-start accounting on July 31, 1996 (see Note 2 to the Financial Statements),. Under fresh-start accounting, all assets and liabilities were restated to reflect their reorganization value which approximated book value at July 31, 1996. The reorganization value in excess of amounts allocable to identifiable assets is amortized over a period of eleven years. In connection with the bankruptcy proceedings, the Company restructured its operations and relocated its administrative headquarters and warehouse facilities.

RESULTS OF OPERATIONS

Six Months Ended January 31, 1997

Total sales of $6,215,000 and $1,993,000 for the six months ended January 31, 1997 and the three months ended July 31, 1996, respectively, were, on a combined basis, $8,208,000 or 55% higher than during the nine months ended January 31, 1996. Sales of exercise equipment of $3,406,000 and $879,000 for the six months ended January 31, 1997 and the three months ended July 31, 1996, respectively, were $4,285,000, on a combined basis. These combined sales of exercise products were $351,000 or 9% higher than the nine months ended January 31, 1996. Sales of sports bags/luggage products of $2,809,000 and $1,114,000 for the six months ended January 31, 1996 and the three months ended July 31, 1996, respectively, were $3,923,000, on a combined basis. These combined sales were $557,000 or 12% less than the nine months ended January 31, 1996. Sales for the nine months ended January 31, 1996 were reduced by $3,211,000 of customer credits for a discontinued line of manual treadmills and ski machines.

The Company's gross profits of $2,020,000 and $538,000 for the six months ended January 31, 1997 and July 31, 1996, respectively, were, on a combined basis, $4,047,000 or 272% higher than the nine months ended January 31, 1996. This increase is due to the credits of $3,211,000 issued to customers in connection with a discontinued line of manual treadmills and ski machines which reduced the sales for the nine months ended January 31, 1996.

The following table sets forth the financial statement effect of the Company's line of treadmills and ski machines for the nine months ended January 31, 1996:

                                     Predecessor Company
                               For the 9 Months Ended 1/31/96
                               ------------------------------
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
                                        ===========


                                                                  Continued.....

                                   (Continued)
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                       Nine Months Ended January 31, 1997
                                 as Compared to
                       Nine Months Ended January 31, 1996

Operating expenses of $1,504,000 and $558,000 for the six months ended January 31, 1997 and the three months ended July 31, 1996, respectively, were, on a combined basis, $3,436,000 less than the nine months ended January 31, 1997, due to the reorganization.

The following is a discussion of the Company's reorganization and adoption of fresh-start reporting on the various income statement line items during the six months ended January 31, 1997. For this purpose, the six months ended January 31, 1996 are compared to the six months ended January 31, 1996. Decreases for the six months ended January 31, 1997, compared to the six months ended January 31, 1996, are represented approximately by net changes in the following expenses:

         $ 63,000  -  Warehouse salaries
         $ 15,000  -  Freight out
         $ 28,000  -  Trucking expenses
         $386,000  -  Office salaries
         $ 25,000  -  Payroll tax
         $  8,000  -  Fringe benefits
         $257,000  -  Showroom rent
         $ 30,000  -  Telephone
         $ 63,000  -  Promotional material
         $769,000  -  Pension costs
         $171,000  -  Insurance
         $290,000  -  Lawsuits
         $120,000  -  Consulting fees
         $ 73,000  -  Research and Development
         $ 14,000  -  Postage
         $  6,000  -  Office equipment rental
         $ 16,000  -  Rubbish removal
         $ 84,000  -  Professional fees
         $  5,000  -  Miscellaneous taxes
         $ 50,000  -  Depreciation
         $ 71,000  -  Fixed asset disposal
         $543,000  -  Bad debt expense

         Warehouse salaries decreased by $63,000 due to the elimination of warehouse employees under the reorganization. Freight out decreased by $15,000. Trucking expenses decreased by $28,000 due to the consolidation of the warehouse and administrative functions. Office salaries decreased by $386,000 due to the overall reduction in office and administrative staff in the reorganization. Payroll taxes and fringe benefits decreased by $25,000 and $8,000 due primarily to the positions and employees eliminated during the reorganization. Showroom rent decreased by $257,000 because a proof of claim for the balance of the lease was recorded during the six months ended January 1996. Telephone expenses decreased by $30,000 due to the reduction in staff. Promotional expenses decreased by $63,000 due to decreased spending. Pension costs decreased by $769,000 because a proof of claim was filed by the Pension Benefit Guarantee Corp. and was entered on the Company's records during the six months ended January 31, 1996. Insurance expense decreased by $171,000 due to lower liability premiums. Lawsuits expense decreased by $290,000 as a result of proofs of claim filed during the bankruptcy proceeding as liabilities subject to compromise during the six months ended January 31, 1996. Consulting costs decreased by $120,000 because consultants were not hired during the reorganization. Bad debt expense decreased by $543,000 because of decreased sales volume and improved collections. Research and development costs decreased by $73,000 due to improved cost control measures. Postage decreased by $14,000 due to improved cost control measures. Office equipment rental and rubbish removal decreased by $6,000 and $16,000, respectively, due to the consolidation of the warehouse and administrative functions. Professional fees decreased by $84,000. Miscellaneous taxes decreased by $5,000 as a consequence of the change in the Company's state of incorporation from Delaware to Nevada which resulted in the elimination of Delaware franchise taxes. Depreciation decreased by $50,000 due to decreased capital expenditures. Fixed asset disposal of $71,000 was a consequence of the Company's consolidation and reorganization.

The Company's pretax profit of $249,000 for the nine months ended January 31, 1997 is comprised of a $76,000 loss for the period May 1, 1996 to July 31, 1996, and a $325,000 profit for the period August 1, 1996 through January 31, 1997.

The following table sets forth the results of operations for the periods discussed above.


                                                                  Continued.....

                                   (Continued)
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                       Nine Months Ended January 31, 1997
                                 as Compared to
                       Nine Months Ended January 31, 1996

                                    Reorganized
                                      Company                            Predecessor Company
                                   -------------       --------------------------------------------------------
                                   For 6 Months        For 3 Months          For 9 Months         For 3 Months
                                   Jan. 31, 1997       July 31, 1996         Jan. 31, 1996        Jan. 31, 1996
                                   -------------       -------------        --------------        -------------
Net Sales                           $6,215,000           $1,993,000           $ 5,291,000           $ 3,836,000
Cost of Goods Sold                   4,195,000            1,455,000             6,780,000             2,696,000
                                    ----------           ----------           -----------           -----------
Gross Profit                         2,020,000              538,000            (1,489,000)            1,140,000
Operating Expenses                   1,504,000              558,000             5,498,000               953,000
Interest                               157,000               57,000               278,000             1,039,000
                                    ----------           ----------           -----------           -----------
                                    $1,661,000           $  615,000           $ 5,776,000           $ 1,039,000
Bankruptcy Administration               34,000                  ---               417,000                15,000
                                    ----------           ----------           -----------           -----------
Pretax Income (Loss)                   325,000              (77,000)           (7,682,000)               86,000
Provision for Income Taxes             168,000                  ---                   ---                   ---
                                    ----------           ----------           -----------           -----------
Net Income Loss                     $  157,000           $  (77,000)          $(7,682,000)          $    86,000
                                    ==========           ==========           ===========           ===========

LIQUIDITY AND CAPITAL RESOURCES

Six Months Ended January 31, 1997

During the six months ended January 31, 1997, cash used by operating activities amounted to $2,021. This was the result of net income of $157,000, decreases in prepaid expenses, miscellaneous receivables, prepaid and refundable taxes and an increase in accounts payable and accrued expenses of $47,819, $131,780, $168,103 and $222,323, respectively. These items were offset by an increase in accounts receivable and due from suppliers and inventory of $351,738 and $407,984, respectively.

Financing activities provided cash of $18,752. Proceeds from a note payable to a related party of $95,800 were offset by repayments of capital leases and insurance notes of $23,889 and $53,160, respectively. The Company had a positive cash flow of $2,800 for the six months ended January 31, 1997.

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


CURRENT POSITION

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

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                       Three Months Ended January 31, 1997
                                 as Compared to
                       Three Months Ended January 31, 1996


RESULTS OF OPERATIONS

Sales for the three months ended January 31, 1997 decreased from $3,836,000 to $2,562,000, totaling $1,274,000 or 33% from the three months ended January 31, 1996. Sales of the Company's exercise equipment and sports bags/luggage products decreased by $65,000 and $1,209,000, respectively, from the three-month period ended January 31, 1996.

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

Operating expenses decreased by approximately $193,000 in the three months ended January 31, 1997, compared to the three months ended January 31, 1996. The Company had decreases in the following categories:

                   $ 23,000  -  Sales commissions
                   $  5,000  -  Promotional materials
                   $139,000  -  Office salaries
                   $ 26,000  -  Pension costs

Sales commissions decreased by $23,000 due to the decrease in sales.

Promotional materials decreased by $5,000 due to decreased spending.

Office salaries decreased by $139,000 due to the overall reduction in office and administrative staff in the reorganization.

Pension costs decreased by $26,000 because the Company's defined Benefit pension plan was terminated upon the reorganization.

Interest expense decreased by $12,000 to $75,000.

Bankruptcy administration costs decreased by $9,000 to $6,000.

The Company had a pretax profit of $91,000 compared to a pretax profit of $86,000 in the prior year's three-month period.

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