Form 10-Q/A
period 1997-07-31
DYNAMIC INTERNATIONAL LTD
filed 1997-12-01
CIK 1021097

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


                              Yes [x]   No _____


As of August 31, 1997, 3,198,798 shares* of the Registrant's common stock par value $.001 were issued and outstanding.




* Share data has been adjusted for a one-for-five reverse stock split that is expected to be completed in September 1997.

                                      INDEX

                                                                        Page No.
                                                                        --------


Part I.     Financial Information

            Consolidated Condensed Balance Sheets
            as of July 31, 1997 and April 30, 1997.....................    3


            Consolidated Condensed Statements of Operations
            for the Three Months Ended July 31, 1997 and 1996..........    4


            Consolidated Condensed Statements of Cash Flows
            for the Three Months Ended July 31, 1997 and 1996..........    5


            Notes to Consolidated Condensed Financial Statements
            for the Three-Month Periods Ended July 31, 1997
            and 1996...................................................    6


            Management's Discussion and Analysis of Financial
            Condition and Results of Operations -- Three Months
            Ended July 31, 1997 as Compared to Three Months Ended
            July 31, 1996..............................................   11


Part II.    Other Information..........................................   14


Signatures ............................................................   15

                      Consolidated Condensed Balance Sheets
                                   (Unaudited)


                                                    July 31, 1997  April 30, 1997
                                                     -----------    -----------
Current Assets
Cash                                                 $    59,245    $    43,543
Accounts Receivable - (Net of allowance for
   doubtful accounts of $167,000)                      1,063,147        887,089
Due from Suppliers                                        45,435         65,273
Inventory                                              2,786,336      3,301,735
Prepaid Expenses                                         155,618         60,272
Miscellaneous                                              2,658          2,658
Income Taxes Receivable                                   56,003         39,914
                                                     -----------    -----------
Total Current Assets                                   4,168,442      4,400,484
Fixed Assets, at Cost, Less Accumulated
   Depreciation                                          108,204        125,291
Due from Suppliers                                        36,142         36,142
Security Deposits                                          4,650          4,650
Deferred Stock Offering Costs                            189,867        116,023
Reorganization value in excess of amounts
   allocable to identifiable assets, net                 121,436        124,472
                                                     -----------    -----------
Total Assets                                         $ 4,628,741    $ 4,807,062
                                                     ===========    ===========
Liabilities and Shareholders Equity (Deficit)
Current Liabilities

Accounts Payable & Accrued Expenses, Non-related     $   710,549    $   846,234
Accounts Payable & Accrued Expenses, Related           2,655,946      2,627,580
Capital Lease Obligations, Current                        18,261         24,228
Income Taxes Payable                                          --        103,700
Loans payable - related party                          1,005,350        844,531
                                                     -----------    -----------
Total Current Liabilities                              4,390,106      4,446,273

Other Liabilities

Loan Payable - related party                              54,435        215,254
                                                     -----------    -----------
Total Liabilities                                      4,444,541      4,661,527

Shareholders Equity

Common Stock                                               3,199          3,199
Additional Paid-In Capital                                22,940         22,940
Retained Earnings (since July 31, 1996, date
   of reorganization, total deficit eliminated
   was $713,601)                                         158,064        119,399
                                                     -----------    -----------
Total                                                    184,203        145,538
Less Treasury Stock                                           (3)            (3)
                                                     -----------    -----------
Total Shareholders' Equity                               184,200        145,535
                                                     -----------    -----------
Total Liabilities & Shareholders Equity              $ 4,628,741    $ 4,807,062
                                                     ===========    ===========

See Accompanying Notes to Consolidated Condensed Financial Statements.

                 Consolidated Condensed Statements of Operations
                       For the Three Months Ended July 31
                                   (Unaudited)


                                                     Reorganized    Predecessor
                                                       Company        Company
                                                     -----------    -----------
                                                      For the 3     For the 3
                                                    Months Ended   Months Ended
                                                    July 31, 1997  July 31, 1996
                                                     -----------    -----------
Net Sales                                            $ 1,842,121    $ 1,993,365

Cost of Goods Sold                                     1,282,334      1,454,637
                                                     -----------    -----------

Gross Profit                                         $   559,787    $   538,728
                                                     -----------    -----------

Selling, General and Administrative Expenses             437,146        557,822

Interest                                                  59,926         57,270
                                                     -----------    -----------

                                                     $   497,072    $   615,092
                                                     -----------    -----------

Net Income (Loss) Before Tax                              62,715        (76,364)

Provision for Income Taxes                                24,050             --
                                                     -----------    -----------

Net Income (Loss)                                    $    38,665    ($   76,364)
                                                     ===========    ===========

Income (Loss) per Common Share                               .01           (.02)

Weighted Average Number of Common Shares
     Outstanding                                       3,198,258      3,198,258

Cash Dividends per Common Share                             None           None

See Accompanying Notes to Consolidated Condensed Financial Statements.

                 Consolidated Condensed Statements of Cash Flows
                       for the Three Months Ended July 31
                                   (Unaudited)

                                                       Reorganized      Predecessor
                                                         Company          Company
                                                         ---------       ---------
                                                        For the 3        For the 3
                                                       Months Ended    Months Ended
                                                       July 31, 1997   July 31, 1996
                                                         ---------       ---------
Cash Flows from Operating Activities

Net income (loss)                                        $  38,665       $ (76,364)

Adjustments to reconcile net income (loss)
to net cash provided (used) by operating activities:
     Depreciation and amortization                          20,124          26,191
     Interest converted to principal                            --          36,670

(Increase) decrease in operating assets:
     Accounts receivable and due from suppliers           (156,220)       (221,255)
     Inventory                                             515,399         115,616
     Prepaid expenses                                      (95,346)       (100,596)
     Miscellaneous receivables                                  --              --
     Prepaid and refundable income taxes                   (16,089)           (812)

Increase (decrease) in operating liabilities:
     Accounts payable and accrued expenses                (107,320)        155,784
     Income taxes payable                                 (103,700)             --
                                                         ---------       ---------

Net Cash Provided (Used) by Operating Activities            95,513         (64,766)

Cash Flows from Investing Activities

Net Cash Used by Investing Activities                           --              --
                                                         ---------       ---------

Cash Flows from Financing Activities

Repayment of capital lease obligations                      (5,967)        (18,812)
Proceeds from insurance note payable                            --          77,225
Repayment of insurance note payable                             --         (15,205)
Payment of deferred offering costs                         (73,844)             --
                                                         ---------       ---------

Net Cash Provided (Used) by Financing Activities           (79,811)         43,208
                                                         ---------       ---------

Net increase (decrease) in cash and
cash equivalents                                            15,702         (21,558)

Cash and cash equivalents, beginning of period              43,543          26,515
                                                         ---------       ---------

Cash and cash equivalents, end of period                 $  59,245       $   4,957
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

                                                                  Continued.....

                                   (Continued)
              Notes to Consolidated Condensed Financial Statements
            for the Three-Month Periods Ended July 31, 1997 and 1996
                                   (Unaudited)


The following is a proforma Balance Sheet of the Reorganized Company based on the discounted cash flows as discussed above:

                                  Balance                                 Reorganized
                                    Sheet        Stock                      Company
                                  7/31/96       Exchange     Fresh Start    7/31/96
                                 ----------    ----------    ----------    ----------
Current Assets:

Cash                                  4,957            --            --         4,957
Accounts receivable, net          1,258,182            --            --     1,258,182
Inventory                         2,268,853            --            --     2,268,853
Prepaid & refundable income
   taxes                            291,960            --            --       291,960
Other assets                        328,030            --            --       328,030
                                 ----------    ----------    ----------    ----------

     Total Current Assets         4,151,982            --            --     4,151,982

Fixed assets, net                   203,863            --            --       203,863
Other assets                         56,848            --            --        56,848
Reorganization value in excess
   of amounts allocable to
   identifiable assets                   --            --       133,580       133,580
                                 ----------    ----------    ----------    ----------

     TOTAL ASSETS                 4,412,693            --       133,580     4,546,273
                                 ==========    ==========    ==========    ==========

Current Liabilities:

Loans payable - MG                  593,670            --            --       593,670
Loans payable - Trade                62,020            --            --        62,020
Accounts payable & accrued
     expenses                     3,294,925            --            --     3,294,925
Capital lease obligations            32,226            --            --        32,226
Other current liabilities           531,561       (15,923)           --       515,638
                                 ----------    ----------    ----------    ----------

     Total Current Liabilities    4,514,402       (15,923)           --     4,498,479

Other Liabilities:
     Non-current                     21,658            --            --        21,658
                                 ----------    ----------    ----------    ----------

     TOTAL LIABILITIES            4,536,060       (15,923)           --     4,520,137
                                 ==========    ==========    ==========    ==========

Common stock par value               17,444       (17,444)           --        15,994
                                                   15,994

Additional paid-in capital          590,290      (590,291)     (580,021)       10,145
                                                  590,167

Accumulated deficit                (713,601)           --       713,601            --
                                 ----------    ----------    ----------    ----------

                                   (105,867)       (1,574)      133,580        26,139

Treasury Stock                      (17,500)       17,497            --            (3)
                                 ----------    ----------    ----------    ----------

     Total Equity (Deficit)        (123,367)       15,923       133,580        26,136
                                 ----------    ----------    ----------    ----------

     TOTAL LIABILITIES AND
          EQUITY (DEFICIT)        4,412,693            --       133,580     4,546,273
                                 ==========    ==========    ==========    ==========

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

In May 1996, the Bankruptcy Court approved a plan of reorganization pursuant to which creditors would receive partial satisfaction of their claims. The amount of claims allowed under the bankruptcy proceedings aggregated approximately $17,223,800, which exceeded the assets as recorded immediately subsequent to the confirmation of the Plan by approximately $12,970,400. Under the Plan, the Company made cash payments in the amount of approximately $515,800. MG Holding Corp. ("MG"), which had purchased a promissory note from the Company's principal financial institution, received 2,976,000 shares of Common Stock, in satisfaction of such promissory note, representing approximately 93% of the issued and outstanding shares thereby gaining absolute control over the Company's affairs. An additional 160,000 shares and 62,798 shares were issued to the Company's unsecured creditors and the Company's existing security holders, respectively. The value of the cash and securities distributed under the Plan aggregated $531,561. An amount of $16,692,193, representing the difference between the value of the total distribution and the amount of allowable claims under the bankruptcy was recorded as an extraordinary gain. Numbers of shares issued under the Plan and disclosed herein have not been adjusted for the reverse stock split.

                                                                  Continued.....

                                   (Continued)
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        Three Months Ended July 31, 1997
                 as Compared to Three Months Ended July 31, 1996


RESULTS OF OPERATIONS

Sales for the three months ended July 31, 1997 decreased by $149,000, or 7.5%, from $1,983,000 to $1,834,000, compared to the three months ended July 31, 1996. Sales of the Company's exercise equipment and sports bags/luggage lines decreased by $75,000 and $74,000, respectively.

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

Operating expenses decreased by approximately $120,000 due primarily to decreases in the following expenses:

            Officer salaries          $ 38,000
            Salesmen salaries         $ 23,000
            Insurance                 $ 12,000
            Shipping expenses         $ 46,000

Officer salaries decreased by $38,000 as a result of the departure by the former President of the Company in March 1997. Salesmen salaries decreased by $23,000 due to the elimination of a sales position in August 1996. Insurance expense decreased due to lower product liability premiums. Shipping expenses decreased due to an increase in the amount of sales which were shipped directly to customers from the Company's overseas vendors. Interest expense remained relatively constant. The Company had a pretax profit of $62,000 compared to a pretax loss of $76,000 in the prior year's corresponding three-month period.

The following table sets forth the results of operations for the periods discussed above:

                                                  Reorganized     Predecessor
                                                    Company         Company
                                                   ---------       ---------
                                                3 Months Ended  3 Months Ended
                                                 July 31, 1997   July 31, 1996
                                                   ---------       ---------
            Sales                                  1,834,000       1,983,000
            Other income                               8,000          10,000
                                                   ---------       ---------
                                                   1,842,000       1,993,000
            Cost of sales                          1,282,000       1,454,000
                                                   ---------       ---------

            Gross profit                             560,000         539,000
                                                   ---------       ---------

            Operating Expenses                       438,000         558,000
            Interest                                  60,000          57,000
                                                   ---------       ---------

                                                     498,000         615,000
                                                   ---------       ---------
            Pretax income                             62,000         (76,000)

            Tax provision                             24,000             --
                                                   ---------       --------

            Income                                    38,000         (76,000)
                                                   =========       =========

                                                                  Continued.....

                                   (Continued)
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        Three Months Ended July 31, 1997
                 as Compared to Three Months Ended July 31, 1996


LIQUIDITY AND CAPITAL RESOURCES

Cash flow provided by operations increased to $95,513 compared to the prior year's quarter under the predecessor Company which used cash of $64,766. Net income of $38,665, along with a decrease in inventory of $515,399 due to lower purchases, were the primary providers of cash from operations during the quarter ended July 1997.

Net income and inventory reductions were offset by increased accounts receivable and amounts due from suppliers of $156,220 due to stronger sales in the last month of the quarter. In addition, cash was used in operations to pay for increases in prepaid expenses, decreases in accounts payable and accrued expenses, and income taxes payable of $95,346, $107,320, and $103,700, respectively.

Financing activities used cash of $79,811 due to the payment of deferred stock offering costs of $73,844 and the repayment of capital lease obligations of $5,967. The Company had a positive cash flow of $15,702 for the period.

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