Form 10-K/A
period 1996-04-30
DYNAMIC INTERNATIONAL LTD
filed 1997-12-04
CIK 1021097

                                   FORM 10-K/A


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                    ANNUAL REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended April 30, 1996         Commission File Number 0-21475


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past ninety days.             Yes  /   /  No /  x  /


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the Registrant's best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   /  /



      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) under the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.
                                                          Yes  /   /  No /  x  /

The aggregate market value of voting stock held by non-affiliates of the
Registrant: Cannot be determined because of the absence of an active trading market for Registrant's securities.

The number of shares outstanding of Registrant's Common Stock as of January 30, 1997: 15,993,991.

Form 10-K/A FYE 4/30/96                              DYNAMIC INTERNATIONAL, LTD.


                                      INDEX

                                                                                                 Page No.
                                                                                                 --------
PART I

ITEM 1.     BUSINESS................................................................................3
                  General...........................................................................3
                  Plan of Reorganization............................................................3
                  Products..........................................................................3
                  Sales and Marketing...............................................................4
                  Competition.......................................................................5
                  Intellectual Property--License Agreements.........................................5
                  Management Agreement with Achim Importing Co.,Inc.................................6
                  Employees.........................................................................7
ITEM 2.     PROPERTIES..............................................................................7
ITEM 3.     LEGAL PROCEEDINGS.......................................................................7
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................7

PART II

ITEM 5.     MARKET PRICE OF REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS..................................................................8
ITEM 6.     SELECTED FINANCIAL DATA.................................................................8
ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS..................................................9
                  General...........................................................................9
                  Plan of Reorganization............................................................9
                  Results of Operations for the Years Ended
                     April 30, 1996 and 1995.......................................................10
                  Results of Operations for the Years Ended
                     April 30, 1995 and 1994.......................................................12
                  Seasonality and Inflation........................................................12
                  Liquidity and Capital Resources..................................................12
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................................13
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE.................................................13

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....................................14
                  Officers and Directors...........................................................14
                  Board of Directors...............................................................14
ITEM 11.    EXECUTIVE COMPENSATION.................................................................14
                  Compliance with Section 16(a) of the Securities
                     Exchange Act of 1934..........................................................15
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT..........................................................................16
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................16

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
               ON FORM 8-K.........................................................................18

PART V

ITEM 15.    SIGNATURES.............................................................................19

Form 10-K/A FYE 4/30/96                              DYNAMIC INTERNATIONAL, LTD.


                                     PART I

ITEM 1.           BUSINESS

GENERAL

Dynamic International, Ltd. ("DIL"), a Nevada corporation, is engaged in the design, marketing and sale of a diverse line of hand exercise and light exercise equipment, including hand grips, running weights, jump ropes and aerobic steps and slides. It markets these products under the licensed trademarks SPALDING(R) and KATHY IRELAND(R) as well as under its own trademarked name SHAPE SHOP(R). In addition, it designs and markets sports bags and luggage which are marketed primarily under the licensed name JEEP(R) and under its own names PROTECH and SPORTS GEAR(R). The Company's objective is to become a designer and marketer of goods that are associated with a free-spirited lifestyle and leisure time.

The Company is the successor to Dynamic Classics, Ltd. ("DCL"), a Delaware corporation, incorporated in 1986 (DCL together with DIL, the "Company"), which was the successor to a New York company incorporated in 1964. In August 1996, DCL merged with and into DIL, which had been newly formed for the purpose of this merger. The objective of the merger was to change the Company's state of incorporation from Delaware to Nevada.

PLAN OF REORGANIZATION

In 1994, the Company added a new line of products consisting primarily of treadmills and ski machines. Initially, the Company was successful in marketing these products. For the fiscal year ended April 30, 1995, sales of these products represented approximately 53% of the Company's gross sales. However, due to serious manufacturing defects and poor construction of the Company's products delivered by the Company's manufacturers, primarily located in the People's Republic of China, the Company was forced to allow substantial chargebacks by its customers. Although, pursuant to a written agreement, one of the manufacturers, China National Metals and Minerals ("CNM"), acknowledged the defects and agreed to pay for returns and to provide replacement goods at no cost, it breached this agreement soon thereafter. In March 1995, CNM sued the Company for monetary damages, alleging, among other things, breach of contract. The Company and CNM subsequently settled the matter by releasing each other from any claims and allowing CNM to collect an aggregate of $15,000 from the Company. The Company suffered severe losses from its venture into this line of business and in August 1995 filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.

In May 1996, the Bankruptcy Court approved a plan of reorganization pursuant to which creditors received partial satisfaction of their claims. MG Holding Corp., which had purchased a promissory note from the Company's principal lender, received 14,880,000 shares of Common Stock in full satisfaction of the promissory note. The number of shares issued to MG Holding represented 93% of the issued and outstanding shares. As a result, MG Holding acquired absolute control over the Company's affairs. MG Holding is wholly-owned by Marton B. Grossman, the Company's Chairman and President. See "Principal Stockholders" and "Certain Relationships and Related Transactions". In addition, as part of the plan of reorganization, the Company, then known as DCL, merged into DIL, a newly-formed Nevada corporation, for the purpose of changing its state of incorporation. See "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

PRODUCTS

Exercise Equipment: The Company's line of exercise equipment consists primarily of handheld products, including dumbbells, ankle and wrist weights, hand grips, jump ropes, exercise suits, slimmer belts and strength training products. In addition, the Company markets light-weight equipment such as aerobic steps and slides and exercise mats. The Company also carries a line of small electronic

Form 10-K/A FYE 4/30/96                              DYNAMIC INTERNATIONAL, LTD.


devices designed to monitor physical activity such as stopwatches, pedometers, pulse meters and calorie counters.

Luggage/Sports Bags: The Company's line of luggage/sports bags consists primarily of duffle bags, weekend bags, garment bags, suitcases, pilot cases and flight attendant wheeled cases. Some of the models are equipped with wheels and/or retractable handles.

Other Products: The Company, through a wholly-owned subsidiary, has obtained the exclusive rights to the patents underlying the technology used in an insulated bag incorporating a wrap-around gel pack or freeze pack with the ability to cool and preserve food and other products for an extended period of time. In addition, it obtained the trademarks FREEZY BAG(TM) and FREEZYGEL(TM) under which the products are sold. See "Intellectual Property--License Agreements". The Company is currently testing the marketability of these products.

The Company may from time to time manufacture and/or market additional products under its own names or under licensed names.

Design and Development: The Company usually designs its own exercise equipment and creates its own molds and tooling. Such molds and tooling are used by the manufacturers to produce the equipment. The Company retains an ownership interest in the molds which are returned to it upon the termination of the Company's relationship with a particular manufacturer. The Company has been granted a number of design patents with respect to certain of its products. See "Intellectual Property". The Company employs a designer on a full-time basis for the design of its luggage products. During the most recent fiscal year, the Company spent approximately $102,000 on design activities, including fees to designers and patent attorneys. The Company may from time to time utilize the services of consultants for products and package design.

Most of the Company's products are manufactured in the United States, the Philippines, Korea and Hong Kong, which in the most recent fiscal year accounted for approximately 28%, 26%, 17% and 12%, respectively, of the Company's products. In addition, the Company's products are manufactured in the People's Republic of China and Indonesia. Exercise equipment is usually shipped by the manufacturers to the Company within 45 days of the placement of an order. Orders for luggage and sports bags, which for the most part are produced in the Philippines and China, usually require a period of 90 to 120 days before they are shipped. The Company ordinarily has its products manufactured based on purchase orders and it has no long-term relationships with any of its manufacturers. The Company believes that if necessary it will be able to obtain its products from firms located in other countries at little if any additional expense. As a consequence, the Company believes that an interruption in deliveries by a manufacturer located in a particular country will not have a material adverse impact on the business of the Company. Nevertheless, because of political instability in a number of the supply countries, occasional import quotas and other restrictions on trade or otherwise, there can be no assurance that the Company will at all times have access to a sufficient supply of merchandise.

SALES AND MARKETING

The Company sells its products on a wholesale basis only. Most of its products are sold to catalog showrooms, drug chains, discount stores and sporting goods chains. For the fiscal year ended April 30, 1996, approximately 19%, 18% and 14% of the Company's revenues were derived from sales to Service Merchandise, Kmart and Wal-Mart, respectively. No other customer accounted for more than 10% of the Company's revenues. For the fiscal year ended April 30, 1996, sales of exercise equipment accounted for approximately 34% of the Company's revenues while 66% of the Company's revenues were derived from the sales of luggage/sports bags.

The Company sells its products primarily through independent sales agents on a commission-only basis. The Company currently engages approximately 23 sales

Form 10-K/A FYE 4/30/96                              DYNAMIC INTERNATIONAL, LTD.


agents either on an individual basis or through independent sales organizations. Although it has written agreements with a number of its agents, all of such agreements are terminable at will. The Company has no long-term arrangements with any of its agents. The Company usually pays commissions ranging from 1% to 5% of the net sale price of its products. Although the Company believes its agents sell products exclusively on behalf of the Company, there are no agreements that prohibit the agents from selling competing products.

In addition, the Company on a small scale markets existing products to retailers for resale under their own private labels. The Company has begun deliveries to Service Merchandise. Although the scope of this marketing effort is currently limited, the Company intends to expand the number of private label transactions. No assurance can be given that its efforts in this area will be successful.

The Company currently anticipates that it may increasingly focus its attention on direct response marketing. The Company believes that its products are particularly well suited for so-called impulse buys. Therefore, it intends to develop plans to use infomercials to market its products. To date, no significant expenditures have been made in connection with this effort.

COMPETITION

The Company's exercise products compete with products marketed and sold by a number of companies. The Company believes that its main competitors are Icon Health and Fitness, Inc. and Bollinger Industries, Inc. Both of these companies possess far greater financial and other resources, including sales forces, than the Company. However, the Company believes that as a result of its ability to use the trademarked names of SPALDING(TM) and KATHY IRELAND(TM), it will be able to retain its share of the market. Nevertheless, there can be no assurance that the Company will be able to effectively compete with these companies as well as with other smaller entities.

The Company's luggage/sports bag products compete with products designed by a number of the largest companies in the industry, including Samsonite, Sky Way and American Tourister. The Company believes that because of its concentration on the upscale lifestyle and more specialized leisure market that are associated with the trademark JEEP(TM), the Company will be able to continue to grow its luggage/sports bag business. Nevertheless, there can be no assurance that the Company will be able to effectively compete with these companies as well as with other smaller entities.

INTELLECTUAL PROPERTY--LICENSE AGREEMENTS

The Company owns a number of trademarks, including POCKETSPLUS(TM), PROTECH TRAVEL SYSTEMS & DESIGN and EXER-SLIDE(TM).

The Company sells a number of its products under licensed names. The Company has entered into licensee agreements which provide for the grant of licenses to the Company and the payment of royalties by the Company, as follows:

JEEP: Under an agreement dated January 8, 1993, as amended by letter amendment dated January 8, 1996, between the Company and the Chrysler Corporation (as so amended, the "Jeep Agreement"), the Company was granted the exclusive license to use the names JEEP, WRANGLER and RENEGADE in connection with the manufacture, sale and distribution of luggage products. The current expiration date of the Jeep Agreement is December 31, 1998. The parties have informally agreed to start negotiations regarding the terms of an extension of the current agreement.

SPALDING:     Pursuant to two separate agreements between the Company and
Spalding & Evenflo Companies Inc. dated November 1, 1992 and April 1, 1994, the Company was granted the exclusive right to use the name SPALDING in connection the sale and distribution of a number of products, including weight bars and large exercise machines. The agreements expire in September 1997. However, the

Form 10-K/A FYE 4/30/96                              DYNAMIC INTERNATIONAL, LTD.


Company is currently negotiating a renewal of the agreement relating to the handheld exercise equipment, and it is confident it will be able to negotiate such renewal. Nevertheless, no assurance can be given that the Company will be successful in negotiating a renewal of the agreement.

KATHY IRELAND: Under an agreement with Kathy Ireland, Inc. dated December 22, 1994, Ms. Ireland approves and endorses certain exercise equipment designed and manufactured by the Company. Under the agreement, the Company has the right to use her name in connection with the equipment and Ms. Ireland will make appearances to promote such equipment. In addition, the Company has the right to use her photograph and likeness in connection with the sale of the equipment. The agreement is currently scheduled to expire in June 1998 but is subject, at the Company's option, to renewal until June 2000.

FREEZY BAG/FREEZYGEL: Under an agreement dated November 1, 1996 between New Century Marketing & Distributors, Inc. and a wholly-owned subsidiary of the Company, the Company obtained the exclusive rights to a patented technology as well as to the trademarked names FREEZY BAG and FREEZYGEL. The technology has the ability to cool foods and other products and is used in the wrapping of such products. The agreement has a term of two years but is renewable, at the option of the Company, for additional one-year periods.

MANAGEMENT AGREEMENT WITH ACHIM IMPORTING CO., INC.

Pursuant to a Warehousing and Service Agreement dated as of September 1, 1996 (the "Warehousing Agreement") between the Company and Achim, Achim performs certain administrative services on behalf of the Company. Under the Warehousing Agreement, Achim assists, among other things, in the maintenance of financial and accounting books and records, in the preparation of monthly financial accounts receivable ageing schedules and other reports, and in the performance of credit checks on the Company's customers. In consideration for these services, Achim receives an annual fee, payable monthly, calculated as a percentage of the Company's invoiced sales originating at the warehouse ranging from 4% of invoiced sales under $30 million to 3% for sales of $60 million or more. For sales not originating at the warehouse, Achim receives a service fee in the amount of 1.5% of the Company's invoiced sales to customers and accounts located in the United States if payment is made by letter of credit, and 1% if such customers and accounts are located outside the United States, irrespective of manner of payment.

In addition, under the Warehousing Agreement, Achim provides warehousing services consisting of receiving, shipping and storing of the Company's merchandise. The Company pays Achim a monthly fee of 3% of its invoiced sales originating at the warehouse in connection with these warehousing services performed by Achim under the Warehousing Agreement.

The Warehousing Agreement has a term of two years and is automatically renewable for additional one-year periods unless written notice of termination is given at least six months prior to the commencement of a renewal period. During the fiscal year ended April 30, 1996, the Company accrued approximately $164,000 in fees under the Warehousing Agreement. To date, none of these fees have been paid. Achim does not charge the Company interest on the unpaid portion of the fees payable under the Warehousing Agreement.

Achim is wholly owned by Marton B. Grossman, the Company's Chairman and President. The Company believes that the terms of the Warehousing Agreement with Achim are at least as favorable as would have been obtained from an unaffiliated third party.

In addition, pursuant to an unwritten understanding, Achim arranges for the issuance by its financial lender of letters of credit in favor of the Company's overseas suppliers thereby enabling the Company to finance the purchases of its inventory. Also, in the event of domestic suppliers, from time to time, Achim

Form 10-K/A FYE 4/30/96                              DYNAMIC INTERNATIONAL, LTD.


purchases products from the manufacturer and resells them to the Company in order to accommodate Achim's commercial lenders who often require a security interest in the merchandise until it has been sold and the lender has been repaid. The Company pays Achim for the amount actually paid to the supplier (including any applicable discounts) without markup, reimburses Achim for its bank charges and pays it interest at the prime rate plus 1% on the unpaid balance of the purchases. As of April 30, 1996, the Company owed an amount of $2,129,893 in principal and interest under this arrangement. As of December 31, 1996, this sum had increased to $2,524,594. See "Certain Relationships and Related Transactions". The weighted average interest rate paid by the Company to Achim at December 31, 1996 and April 30, 1996 was 9.37% and 11.5%, respectively.

EMPLOYEES

As of November 30, 1996, the Company employed thirteen persons, of whom five were executive officers, three were engaged in administrative and clerical activities, three were engaged in sales, and two were involved in warehousing and shipping. None of the Company's employees is represented by a union and no work stoppages have occurred.

ITEM 2.           PROPERTIES

The Company occupies a warehouse consisting of approximately 54,400 square feet, of which 4,500 square feet are dedicated to office space, located at 58 Second Avenue, Brooklyn, New York. The property is owned by Sym Holding which is owned by Isaac Grossman and one of his siblings. Mr. Grossman is the Company's Vice Chairman, Treasurer and Secretary. Since Achim occupied the premises before it became affiliated with the Company, it remains the lessee under the lease. Achim makes the property available to the Company on an at-will basis. See "Certain Relationships and Related Transactions" and "Management Agreement with Achim Importing Co., Inc.".

ITEM 3.           LEGAL PROCEEDINGS

On August 23, 1995, the Company filed a petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the "Court"). On May 23, 1996, the Court entered an Order confirming the Company's plan of reorganization. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Form 10-K/A FYE 4/30/96                              DYNAMIC INTERNATIONAL, LTD.


                                     PART II

ITEM 5.     MARKET PRICE OF REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

Until 1995, the Company's Common Stock was traded in the over-the-counter market. As a result of the Company's petition under Chapter 11 of the Bankruptcy Code in August 1995, no trading information is available after the fiscal quarter ended July 31, 1995. The following table sets forth the high and low bid quotations for the Company's Common Stock and Warrants through the quarter ended July 31, 1995. These quotations have been reported by the National Association of Securities Dealers, Inc. and represent quotations by dealers without adjustments for retail markups, markdowns, or commissions and may no represent actual transactions.

          Fiscal Quarter                          Common Stock
          --------------                          ------------
              Ended                          High              Low
              -----                          ----              ---
         January 31, 1994                   $2.438            $0.875
         April 30, 1994                     $3.250            $2.000
         July 31, 1994                      $2.625            $1.500
         October 31, 1994                   $2.750            $2.188
         January 31, 1995                   $1.750            $0.875
         April 30, 1995                     $2.000            $0.875
         July 31, 1995                      $1.438            $0.375

The Company has not paid a cash dividend on its Common Stock. The Company intends to retain all earnings for the foreseeable future for use in the operation and expansion of its business and, accordingly, the Company does not contemplate paying any cash dividends on its Common Stock in the near future.

ITEM 6.           SELECTED FINANCIAL DATA

The following table summarizes certain financial data that are qualified by the more detailed financial statements included herein. Effective August 8, 1996, the Company emerged as the surviving entity in a merger with DCL. The balance sheet of the combined entity was substantially similar to that of DCL immediately prior to the merger. As a consequence, the financial data of the Company for the reporting periods consist of those of DCL.

                                                            Year Ended April 30
                                  ------------------------------------------------------------------------
                                      1996                1995               1994              1993
                                      ----                ----               ----              ----
Net sales                         $ 7,151,715        $ 32,533,097        $29,497,353       $ 25,735,479
Net income/(Loss) from
  continuing operations            (2,235,894)        (11,227,335)           244,308           (427,409)
Net income/(Loss)                   6,945,299         (11,227,335)           244,308           (427,409)
Net income/(Loss) per
  share                                  3.98               (6.44)               .14               (.25)
Selected Balance Sheet Data
Working capital
  (Deficit)                       $  (293,884)       $ (7,493,435)       $ 3,094,821       $  3,173,751
Total assets                        4,253,396           6,414,185         16,677,772         13,373,816
Long-term obligations,
  including capitalized
  lease obligations                    23,965             116,124            127,877             92,129
Total liabilities                   4,300,398          13,406,486         12,442,738          9,383,090
Retained earnings                         -0-                 -0-          3,644,799          3,400,491
Accumulated deficit                  (637,237)         (7,582,536)               -0-                -0-
Shareholders' equity
  (Deficit)                           (47,002)         (6,992,301)         4,235,034          3,990,726

Form 10-K/A FYE 4/30/96                              DYNAMIC INTERNATIONAL, LTD.


                  (1) The Company has not paid a cash dividend to its public shareholders on its Common Stock. The Company does not contemplate paying any cash dividends on its Common Stock in the near future.

                  (2) In 1994, the Company added a new line of products consisting primarily of treadmills and ski machines. Sales of these products began in June 1994. Total sales of these products amounted to approximately $24,000,000 from June 1, 1994 to August 23, 1995, the date the Company filed its Chapter 11 petition. Approximately 73% of these products were shipped directly to customers. Due to serious manufacturing defects and poor construction of the Company's products delivered by the Company's manufacturers, primarily located in the People's Republic of China, the Company was forced to allow substantial chargebacks by its customers. Although, pursuant to a written agreement, one of the manufacturers acknowledged the defects and agreed to pay for returns and to provide replacement goods at no cost, it breached this agreement soon thereafter. As a result, during April 1995, the Company issued credits to customers in the aggregate amount of approximately $5,000,000 for the fiscal year ended April 30, 1995. The Company issued an additional $3,211,000 in credits from defective merchandise during the fiscal year ended April 30, 1996. In May 1996, the Company's plan of reorganization was approved by the Bankruptcy Court. During July and August 1996, the Company satisfied its obligations under the Plan through cash payments and the issuance of Common Stock.

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

PLAN OF REORGANIZATION

In 1994, the Company added a new line of products consisting primarily of treadmills and ski machines. Initially, the Company was successful in marketing these products. For the fiscal year ended April 30, 1995, sales of these products represented approximately 53% of the Company's gross sales. However, due to serious manufacturing defects and poor construction of the Company's products delivered by the Company's manufacturers, primarily located in the People's Republic of China, the Company was forced to allow substantial chargebacks by its customers. Although, pursuant to a written agreement, one of the manufacturers, China National Metals and Minerals ("CNM"), acknowledged the defects and agreed to pay for returns and to provide replacement goods at no cost, it breached this agreement soon thereafter. In March 1995, CNM sued the Company for monetary damages alleging, among other things, breach of contract. The Company and CNM subsequently settled the matter by releasing each other from any claims and allowing CNM to collect an aggregate of $15,000 from the Company. The Company suffered severe losses from its venture into this line of business and in August 1995 filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.

In May 1996, the Bankruptcy Court approved a plan of reorganization (the "Plan") pursuant to which creditors would receive partial satisfaction of their claims. The amount of claims allowed under the bankruptcy proceedings aggregated approximately $17,223,800 which exceeded the assets as recorded immediately subsequent to the confirmation of the Plan by approximately $12,970,400. Under the Plan, the Company made cash payments in the amount of approximately $515,800. MG Holding Corp., which had purchased a promissory note from the Company's principal financial institution, received 14,880,000 shares of Common Stock in satisfaction of such promissory note, representing approximately 93% of the issued and outstanding shares, thereby gaining absolute control over the

Form 10-K/A FYE 4/30/96                              DYNAMIC INTERNATIONAL, LTD.


Company's affairs. See "Principal Stockholders" and "Certain Relationships and Related Transactions". An additional 800,000 shares and 320,000 shares were issued to the Company's unsecured creditors and the Company's existing security holds, respectively. The value of the cash and securities distributed under the Plan aggregated $531,561. An amount of $16,692,193, representing the difference between the value of the total distribution and the amount of allowable claims under the bankruptcy, was recorded as an extraordinary gain.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED APRIL 30, 1996 AND 1995

Sales for the year ended April 30, 1996 were $7,151,700, a decrease of $25,381,400 or 78% from the previous fiscal year. The decrease was primarily due to the discontinuation of a line of manual treadmills and ski machines. Sales of this equipment accounted for approximately $15,580,000 during the fiscal year ended April 30, 1995. During the fiscal year ended April 30, 1996, as a result of the Company's bankruptcy proceedings, it was forced to reduce its sales of other exercise equipment and of its sports bag/luggage products which led to a decline in sales of $5,334,700 and $`1,333,600, respectively, to $5,615,600 and $4,701,800, respectively. Sales of exercise equipment and sports bag/luggage products during this period were offset by credits of $3,210,900 issued to customers in connection with the discontinued line of manual treadmills and ski machines.

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

In 1994, the Company added a new line of products consisting primarily of treadmills and ski machines. Sales of the treadmills and ski machines began in June 1994. The Company sold approximately $24,000,000 of these products from June 1, 1994 to August 23, 1995. Approximately $17,600,000 or 73% of these products were shipped directly to customers. Due to serious manufacturing defects and poor construction of the Company's products delivered by the Company's manufacturers, primarily located in the People's Republic of China, the Company was forced to allow substantial chargebacks by its customers. Although, pursuant to a written agreement, the manufacturers acknowledged the defects and agreed to pay for returns and to provide replacement goods at no cost, they breached this agreement soon thereafter. As a result, during April 1995, the Company issued credits to customers for approximately $5,000,000 of the $7,487,000 of credits for the fiscal year then ended. The following table sets forth the financial statement effect of the Company's line of treadmills and ski machines for the periods indicated:

Form 10-K/A FYE 4/30/96                              DYNAMIC INTERNATIONAL, LTD.

                                 For Year          For Year
                              Ended 4/30/96      Ended 4/30/95
                              -------------      -------------
      Sales                   $   597,000        $ 23,255,000
      Credits                  (3,210,900)         (7,487,000)
                              -----------        ------------
      Net sales                (2,613,900)         15,768,000
      Inventory reserve                --          (1,320,063)
      Cost of sales               156,000         (18,604,172)
                              -----------        ------------
      Gross loss              $(2,457,900)       $ (4,156,235)
                              ===========        ============

The sale of these products was discontinued in August 1995 and all inventory was disposed of by October 1995. Currently, the Company does not believe that there will be additional returns of these products or that any claims relating thereto remain to be settled.

In addition, the Company's operating expenses decreased by approximately $1,083,300 to $6,683,200. As a result of the Company's reorganization, the Company had decreases in the following expenses:

               Officers salaries                   $160,000
               Office salaries                     $180,000
               Salesmen salaries                   $316,000
               Payroll taxes                       $ 74,000
               Fringe benefits                     $145,000
               Travel & entertainment              $237,000

Officers salaries decreased by $160,000 as a result of a reduction in the salary of the Company's former President in September 1995, and the separation from the Company of the Senior Executive Vice President in January 1995. These changes accounted for decreases of $67,000 and $73,000, respectively. Office salaries decreased by $180,000 due to the overall reduction in office personnel in October 1995 as the operations of the Company were consolidated and Achim began to supply administrative and warehouse services. Salesmen salaries decreased by $316,000 because bonuses and overrides were discontinued after August 1995. Payroll taxes and fringe benefits decreased by $74,000 and $145,000, respectively, due to the overall reduction in office personnel in October 1995 as the operations of the Company were consolidated and Achim began to supply administrative and warehouse services. Travel and entertainment decreased by $237,000 due to the reduction in executive staff and the cost containment measures instituted due to the reorganization.

For the fiscal year ended April 30, 1996, after giving effect to an extraordinary gain as a result of the discharge of pre-petition liabilities in the amount of $16,692,200, the Company recorded net income of $6,945,300, compared to a net loss of $11,227,300 during the previous fiscal year. For the fiscal year ended April 30, 1996, the Company would have recorded a net loss of $9,746,900 before the extraordinary gain, or a decrease of $1,562,500 from the prior fiscal year. This decrease primarily reflected a reduction in the Company's operating expenses of approximately $1,083,300 and a reduction in interest expense of $1,001,400. This decrease was due to the Company's exemption from making interest payments of $558,312 during the reorganization proceedings. In addition, interest expense decreased by $456,912 due to reduced borrowing for the year ended April 30, 1996.

The extraordinary gain on debt discharge of pre-petition liabilities, which is recorded on the Company's books in fiscal year ended April 30, 1996, was taxable in the subsequent fiscal period, as the actual distribution to discharge the debt occurred in July 1996. For tax purposes, without the gain on debt discharge, the Company had an operating loss for the year ended April 30, 1996 which resulted in the Company's not having any current income tax liability (effective tax rate of 0%). The current operating losses and the prior year loss carry-forwards totaled approximately $19,500,000. Based on ownership changes resulting from the reorganization (see Note 11 to the Financial Statements), approximately $16,700,000 will be utilized to offset the extraordinary gain on debt discharge

Form 10-K/A FYE 4/30/96                              DYNAMIC INTERNATIONAL, LTD.


in its final tax return for the period May 1, 1996 to August 8, 1996. The balance of the net operating loss carry-forward is lost. The deferred tax effect of $16,700,000, using a federal tax rate of 34% and state tax rate of 11%, is approximately $7,511,000. For the fiscal year ended April 30, 1995, the Company's pretax loss of $11,309,000 resulted in a federal tax benefit of $3,845,000 utilizing the statutory rate. As a result of changes to the valuation allowance, the reversal of previously established deferred tax assets and losses for which no benefit was provided, the Company's effective tax rate resulted in a benefit of $82,000.

RESULTS OF OPERATIONS FOR THE YEARS ENDED APRIL 30, 1995 AND 1994

Sales for the year ended April 30, 1995 increased from $29,497,353 to $32,533,097, totaling $3,035,744, or 10% from the previous fiscal year. This increase was primarily the result of the introduction of a new line of manual treadmills and ski machines. Sales of these products amounted to approximately $15,580,000. Sales of the Company's JEEP-licensed sports bag/luggage increased by approximately $219,000. Increases in these product lines were offset by declines in all of the Company's other product lines of approximately $12,763,000.

The Company's gross profit declined from approximately $8,134,000 in fiscal 1994 to a gross loss of approximately $2,158,000 in fiscal 1995. This decrease was due primarily to the disposal of approximately $1,247,000 of defective manual treadmills and return credits issued to customers for defective manual treadmills totaling approximately $7,000,000. In addition, the Company incurred expenses in the amount of $589,160 in connection with the disposal of other discontinued products. The inventory was further reduced by a lower cost or market reserve of approximately $705,000.

Operating expenses increased by approximately $902,000. This increase was due primarily to increases in the provision for bad debts of $473,999, an increase in officers salaries of $39,820, an increase in office salaries of $129,000, an increase in severance pay of $71,000, and an increase in legal fees of $107,612.

Interest expense increased by $531,944 due to higher interest rates.

For the fiscal year ended April 30, 1995, the Company had a pretax operating loss of $11,309,425 as compared to a pretax operating income of $416,369 for the prior fiscal year. The decrease can be attributed to the severe losses from its venture into a new line of manual treadmills.

SEASONALITY AND INFLATION

The Company's business is highly seasonal with higher sales typically in the second and third quarters of the fiscal year as a result of shipments of exercise equipment and sports bag/luggage related to the holiday season.

Management does not believe that the effects of inflation will have a material impact on the Company, nor is it aware of changes in prices of material or other operating costs or in the selling price of its products and services that will materially affect the Registrant.

LIQUIDITY AND CAPITAL RESOURCES

During the fiscal year ended April 30, 1996, cash used by operating activities amounted to $1,145,616. This was primarily the result of temporary benefits received by the Company under the bankruptcy and subsequent reorganization. Net income of $6,945,299 and pre-petition liabilities of $8,614,728 were offset by the gain on debt discharge under the Plan of $16,692,193. In addition, the Company was not required to pay interest on most of its debt during the bankruptcy period. Future cash flows will no longer receive those benefits.

Form 10-K/A FYE 4/30/96                              DYNAMIC INTERNATIONAL, LTD.


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

Pursuant to an unwritten understanding, Achim arranges for the issuance by its financial lender of letters of credit in favor of the Company's overseas suppliers, thereby enabling the Company to finance the purchases of its inventory. Also, in the event of domestic suppliers, from time to time, Achim purchases products from the manufacturer and resells them to the Company in order to accommodate Achim's commercial lenders who often require a security interest in the merchandise until it has been sold and the lender has been repaid. The Company pays Achim for the amount actually paid to the supplier (including any applicable discounts) without markup, reimburses Achim for its bank charges and pays it interest at the prime rate plus 1% on the unpaid balance of the purchases. As of April 30, 1996, the Company owed an amount of $2,129,893 in principal and interest under this arrangement. As of December 31, 1996, this sum had increased to $2,524,594. See "Certain Relationships and Related Transactions". The weighted average interest rate paid by the Company to Achim at December 31, 1996 and April 30, 1996 was 9.37% and 11.5%, respectively.

The Company also has loans outstanding with MG Holding totaling $557,000 at April 30, 1996. The loan is secured by all of the Company's assets. Interest at Citibank prime rate plus 3% is payable monthly. The prime rate used in fiscal 1996 was 8.5%. Interest charged to operations for the year ended April 30, 1996 was $19,924.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 26, 1996, the Company dismissed Hoberman, Miller & Co., P.C. as its independent accountants ("Hoberman"). This action had been approved by the Company's Board of Directors. During the past two years, Hoberman did not issue a report on the Company's financial statements that either contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

During the period of their engagement from June 30, 1973 until June 26, 1996, there were no disagreements between the Company and Hoberman on any matter of accounting principles or practices, financial statement disclosure, or audit scope and procedure, which disagreement, if not resolved to the satisfaction of Hoberman, would have caused them to make reference to the subject matter of the disagreement in connection with any report that was to have been, or will be, prepared for the Company. On July 11, 1996, the Company's Board of Directors appointed Moore Stephens, P.C. as its independent accountants.

Form 10-K/A FYE 4/30/96                              DYNAMIC INTERNATIONAL, LTD.


                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

OFFICERS AND DIRECTORS

The officers and directors of the Company are as follows:

         Name                       Age       Position
         ----                       ---       --------
         Marton B. Grossman         66        Chairman and President
         Isaac Grossman             34        Vice Chairman, Treasurer and Secretary
         Marvin Cooper              63        Executive Vice President
         William P. Dolan           43        Vice President--Finance
         Jack Holodnicki            43        Vice President--Sales

Marton B. Grossman - Has been Chairman and President of the Company since July 29, 1996. For the past 34 years, he has been President of Achim Importing Co., Inc. ("Achim"), a privately-held company engaged in the import and export of window coverings and accessories. In addition, he has been President of MG Holding Corp., a privately-held financial holding company. He spends approximately 20% of his time working for the Company. Mr. Grossman is the father of Isaac Grossman, the Company's Vice Chairman, Treasurer and Secretary.

Isaac Grossman - Has been the Company's Vice Chairman, Treasurer and Secretary since July 1996. He has been Vice President of Achim since 1989. Prior thereto, Mr. Grossman worked in various positions at Achim, including sales, marketing and warehousing. He spends approximately 20% of his time working for the Company. He is the son of Marton B. Grossman, the Company's Chairman and President.

Marvin Cooper - Has been the Company's Executive Vice President since July 1996. Prior thereto, he had been the Company's President since 1964.

William P. Dolan - Has been the Company's Vice President--Finance since July 1996. Prior thereto, he had been the Company's Treasurer and Secretary since 1989. Mr. Dolan graduated from the William Paterson College of New Jersey and is a certified public accountant.

Jack Holodnicki - Has been Vice President--Sales of the Company since 1994. From 1981 to 1994, he was Vice President--Sales at HIT Industries, an importer of business computer cases. Mr. Holodnicki earned a degree in Marketing from the University of Illinois in 1975.

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

ITEM 11.          EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or accrued by the Company during the three fiscal years ended April 30, 1996 (i) to its Chief Executive Officer and (ii) to the three highest-paid employees of the Company whose cash compensation exceeded $100,000 per year in any such year:

Form 10-K/A FYE 4/30/96                              DYNAMIC INTERNATIONAL, LTD.

                       SUMMARY COMPENSATION TABLE (1) (2)
                                                          Annual Compensation
Name/Principal                       Year Ended         ------------------------             All Other
Position                              April 30          Salary             Bonus            Compensation
-----------------------------------------------------------------------------------------------------------------

Marton B. Grossman                       1996           $      0                                   $ 18,000
President & Director                     1995           $      0
                                         1994           $      0

Isaac Grossman                           1996           $      0                                   $ 13,043
                                         1995           $      0
                                         1994           $      0

Marvin Cooper                            1996           $182,876
Executive Vice President                 1995           $250,099
                                         1994           $250,099

William P. Dolan                         1996           $100,000
Vice President-Finance                   1995           $ 97,691
                                         1994           $ 74,414

John Holodnicki                          1996           $120,000
Vice President                           1995           $ 97,046
                                         1994           $      0

John Black                               1997           $      0
Vice President                           1996           $  6,100
                                         1995           $215,063
------------------------------------------------------------------------------

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

         (3) Consists of estimated portion of the fees payable to Achim under the Warehousing Agreement attributable to Marton B. Grossman's and Isaac Grossman's activities performed on behalf of the Company. Marton
         B. Grossman is the sole shareholder, and Isaac Grossman is an employee of Achim. See "Certain Relationships and Related Transactions".

         (4) Mr. Cooper resigned his position in March 1997.

         (5) Mr. Black resigned his position in January 1995.

         (6) Mr. Holodnicki joined the Company after April 1994.

         (7) None of the individuals listed in the table above receive any long-term incentive plan awards during the fiscal year.

         (8) Marton B. Grossman, the Company's Chairman and President, does not have an employment agreement and is not being paid a salary.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based soley on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the period from May 1, 1995 through March 31, 1996, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Form 10-K/A FYE 4/30/96                              DYNAMIC INTERNATIONAL, LTD.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of January 30, 1997, information regarding the beneficial ownership of the Company's Common Stock based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock, (ii) each of the Company's officers and directors, and (iii) all officers and directors of the Company as a group. Unless otherwise indicated, each stockholder's address is c/o the Company, 58 Second Avenue, Brooklyn, New York 11215.

                                                   Shares Owned Beneficially
                                                        and of Record(1)
                                                --------------------------------
         Name and Address                       No. of Shares         % of Total
         ----------------                       -------------         ----------
         Marton B. Grossman (2)                  14,880,000              93.0
         Isaac Grossman (3)                      14,880,000              93.0
         Marvin Cooper                              110,970                 *
         William P. Dolan                               616                 *
         John Holodnicki                                 55                 *
         All Officers and Directors
         as a Group (5 Persons)                  14,991,641              93.7


         *    Less than 1%.

         (1) Includes shares issuable within 60 days upon the exercise of all options and warrants. Shares issuable under options or warrants are owned beneficially but not of record.

         (2) Consists of shares of Common Stock held by a series of trusts (collectively, the "Grossman Trust") for the benefit of relatives of Mr. Grossman. Mr. Isaac Grossman and two of his relatives are the trustees of the Grossman Trusts. Under its terms, the Grossman Trust will return to Mr. Grossman annually until August 1998 56% of the value of the shares (payable in cash or in shares) when deposited into each of the Grossman Trusts. Since the number of shares to be returned to Mr. Grossman is based on the then current market price of the Common Stock, such number cannot be determined at the present time. To date, no shares have been returned to Mr. Grossman under this arrangement. Mr. Grossman disclaims beneficial ownership in the shares held by the Grossman Trust that will not be returned to him.

         (3) Consists of shares held by the Grossman Trust of which Isaac Grossman is currently a beneficiary as to 464,600 shares. The actual number of shares held by the Grossman Trust as to which Isaac Grossman is a beneficiary may be smaller since under the terms of the Grossman Trust, a portion of the shares may be returned to Marton Grossman as described in footnote 2. Mr. Grossman is a trustee of the Grossman Trust and in that capacity shares voting power as to the shares held by the Grossman Trust.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with the plan of reorganization, MG Holding purchased from the Company's principal lender a note in the principal amount of approximately $6,822,530. MG Holding is wholly owned by Marton B. Grossman, the Company's Chairman and President. The note was subsequently repaid by the Company through the issuance of 14,880,000 shares of Common Stock to MG Holding Corp. MG Holding assigned the Common Stock to a trust for the benefit of members of Mr. Grossman's family.

Also, in connection with the Plan, MG Holding loaned approximately $1,205,000 to the Company to consummate the Plan and other expenses. The Company issued a promissory note to MG Holding evidencing the loan and granted it a security interest in all of the Company's assets. At April 30, 1996, the Company owes MG Holding $557,000. Interest charged to operations for the year ended April 30, 1996 was $19,924. The weighted average interest rate for the year ended April 30, 1996 was 11.5%

Pursuant to the Warehousing Agreement, Achim performs certain administrative services on behalf of the Company. Under the Warehousing Agreement, Achim assists, among other things, in the maintenance of financial and accounting books and records, in the preparation of monthly financial accounts receivable ageing

Form 10-K/A FYE 4/30/96                              DYNAMIC INTERNATIONAL, LTD.


schedules and other reports, and in the performance of credit checks on the Company's customers. In consideration for these services, Achim receives an annual fee, payable monthly, calculated as a percentage of the Company's invoiced sales originating at the warehouse, ranging from 4% of invoices sales under $30 million to 3% for sales of $60 million or more. For sales not originating at the warehouse, Achim receives a service fee in the amount of 1.5% of the Company's invoiced sales to customers and accounts located in the United States if payment is made by letter of credit and 1% if such customers and accounts are located outside the United States, irrespective of manner of payment.

In addition, under the Warehousing Agreement, Achim provides warehousing services consisting of receiving, shipping and storing of the Company's merchandise. The Company pays Achim a monthly fee of 3% of its invoiced sales originating at the warehouse in connection with these warehousing services performed by Achim under the Warehousing Agreement.

The Warehousing Agreement has a term of two years and is automatically renewable for additional one-year periods unless written notice of termination is given at least six months prior to the commencement of a renewal period. During the fiscal year ended April 30, 1996, the Company accrued approximately $164,000 in fees under the Warehousing Agreement. To date, none of the fees have been paid. Achim does not charge the Company interest on the unpaid portion of the fees payable under the Warehousing Agreement.

Achim is wholly owned by Marton B. Grossman, the Company's Chairman and President. The Company believes that the terms of the Warehousing Agreement with Achim are at least as favorable as would have been obtained from an unaffiliated third party.

In addition, pursuant to an unwritten understanding, Achim arranges for the issuance by its financial lender of letters of credit in favor of the Company's overseas suppliers thereby enabling the Company to finance the purchases of its inventory. Also, from time to time, when taking deliveries from domestic suppliers, Achim purchases products from the manufacturer and resells them to the Company in order to accommodate Achim's commercial lenders who often require a security interest in the merchandise until it has been sold and the lender has been repaid. The Company pays Achim for the amount actually paid to the supplier (including any applicable discounts) without markup, reimburses Achim for its bank charges and pays it interest at the prime rate plus 1% on the unpaid balance of the purchases. As of April 30, 1996, the Company owed an amount of $2,129,893 in principal and interest under this arrangement. As of December 31, 1996, this sum had increased to $2,524,594. The weighted average interest rate paid by the Company to Achim at December 31, 1996 and April 30, 1996 was 9.37% and 11.5%, respectively.

The Company occupies a warehouse consisting of approximately 54,400 square feet, of which 4,500 square feet are dedicated to office space, located at 58 Second Avenue, Brooklyn, New York. The property is owned by Sym Holding which is owned by Isaac Grossman and one of his siblings. Mr. Grossman is the Company's Vice Chairman, Treasurer and Secretary. The property is leased to Achim which makes the property available to the Company on an at-will basis. See "Management Agreement with Achim Importing Co., Inc." and "Properties".

Form 10-K/A FYE 4/30/96                              DYNAMIC INTERNATIONAL, LTD.


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

Form 10-K/A FYE 4/30/96                              DYNAMIC INTERNATIONAL, LTD.


                                     PART V

ITEM 15.          SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           DYNAMIC INTERNATIONAL, LTD.




                                        By: /s/ Marton B. Grossman
                                           ------------------------------------
                                           Marton B. Grossman
                                           Chairman and President
Dated:  December 3, 1997



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of December 3, 1997 by the following persons on behalf of Registrant and in the capacities indicated.





By: /s/ Marton B. Grossman              By: /s/ Sheila Grossman
   -----------------------------            ------------------------------------
Marton B. Grossman                          Sheila Grossman
Chairman and President                      Director





By: /s/ Isaac Grossman                    By:
   -----------------------------            ------------------------------------
Isaac Grossman                              Bernard Goldman
Director                                    Director



By: /s/ William P. Dolan                 By:
   -----------------------------            ------------------------------------
William P. Dolan                            Harry P. Braunstein
Vice President--Finance                     Director
(Chief Financial & Accounting Officer)

                             DYNAMIC CLASSICS, LTD.
                                 AND SUBSIDIARY

                              FINANCIAL STATEMENTS

                                 APRIL 30, 1996

                      DYNAMIC CLASSICS, LTD. AND SUBSIDIARY



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

             Balance Sheets as of April 30, 1996 and 1995                                        F-3 to F-4

             Statements of Operations for the years ended
                April 30, 1996, 1995, and 1994                                                       F-5

             Statements of Stockholders' Equity for the years ended
                April 30, 1996, 1995, and 1994                                                       F-6

             Statements of Cash Flows for the years ended
                April 30, 1996, 1995, and 1994                                                   F-7 to F-8

             Notes to Financial Statements                                                       F-9 to F-22

         Independent Auditors' Reports on Supplemental Schedule                                  F-23 to F-24

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynamic Classics, Ltd. and Subsidiary as of April 30, 1995, and the results of their operations and their cash flows for the years in the two-year period ended
April 30, 1995 in conformity with generally accepted accounting principle.

As more fully discussed in Note 11 the Company, on August 23, 1995, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Act.


                                       /s/ HOBERMAN, MILLER & CO., P.C.
                                       --------------------------------
                                           Hoberman, Miller & Co., P.C.



New York, New York
June 26, 1996

                     DYNAMIC CLASSICS, LTD. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                                APRIL 30,
                                                                           --------------------
                                                                           1996            1995
                                                                           ----            ----
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                            $    26,515      $   342,571
  Accounts receivable - trade (net of allowance for
    doubtful accounts of $167,000 in 1996 and $-0- in 1995)              1,036,927        1,424,809
  Due from suppliers                                                        26,760           10,704
  Inventory                                                              2,384,469        3,450,290
  Prepaid expenses                                                          81,693          250,549
  Miscellaneous receivables                                                135,039           26,858
  Prepaid and refundable income taxes                                      291,146          291,146
                                                                       -----------      -----------
      Total Current Assets                                               3,982,549        5,796,927
                                                                       -----------      -----------

PROPERTY AND EQUIPMENT
  Tools and dies                                                           707,939        1,447,257
  Furniture and equipment                                                  102,205          900,437
  Leasehold improvements                                                   -                111,646
  Capitalized equipment leases                                             576,071          637,589
  Patents and trademarks                                                   -                149,982
                                                                       -----------      -----------
                                                                         1,386,215        3,246,911
  Accumulated depreciation                                              (1,156,160)      (2,773,359)
                                                                       -----------      -----------
      Total Property and Equipment, net                                    230,055          473,552
                                                                       -----------      -----------

OTHER ASSETS
  Due from suppliers                                                        36,142           52,198
  Security deposits                                                          4,650           91,508
                                                                       -----------      -----------
      Total Other Assets                                                    40,792          143,706
                                                                       -----------      -----------
TOTAL ASSETS                                                           $ 4,253,396      $ 6,414,185
                                                                       ===========      ===========

       The accompanying notes are an integral part of these consolidated financial statements.

                     DYNAMIC CLASSICS, LTD. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)

                                                                             APRIL 30,
                                                                      --------------------------
                                                                      1996                  1995
                                                                      ----                  ----

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Notes payable bank, trade and bankers acceptances payable        $        --         $  8,191,782
  Note payable, officer, current portion                                    --               17,904
  Accounts payable and accrued expenses - non related                1,009,248            4,967,856
  Accounts payable and accrued expenses - related party              2,129,893                   --
  Capital lease obligations - current                                   48,731              112,820
  Loans payable - related party                                        557,000                   --
  Other liabilities                                                    531,561                   --
                                                                   -----------         ------------
      Total Current Liabilities                                      4,276,433           13,290,362
                                                                   -----------         ------------

OTHER LIABILITIES
  Capital lease obligations                                             23,965              101,832
  Note payable, officer                                                     --               14,292
                                                                   -----------         ------------
      Total Other Liabilities                                           23,965              116,124
                                                                   -----------         ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Common stock, par value $.01 per share; authorized
    5,000,000 shares; issued 1,744,396 shares                           17,444               17,444
  Additional paid in capital                                           590,291              590,291
  Accumulated deficit                                                 (637,237)          (7,582,536)
                                                                   -----------         ------------
                                                                       (29,502)          (6,974,801)
  Less: Treasury stock, at cost, 15,000 shares                         (17,500)             (17,500)
                                                                   -----------         ------------
      Total Stockholders' Deficit                                      (47,002)          (6,992,301)
                                                                   -----------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $ 4,253,396         $  6,414,185
                                                                   ===========         ============

All of the liabilities, as stated above at April 30, 1996, the period during which the Company was operating under reorganization proceedings, are post-petition liabilities. The discharge of prepetition liabilities, including liabilities subject to compromise, has been recorded, and the gain on the debt discharge, is reflected in the consolidated statement of operations for the year ended April 30, 1996.



       The accompanying notes are an integral part of these consolidated financial statements.

                     DYNAMIC CLASSICS, LTD. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                              FOR THE YEARS ENDED APRIL 30,
                                                                       ------------------------------------------
                                                                       1996               1995               1994
                                                                       ----               ----               ----
REVENUES
  Sales                                                            $ 7,151,715        $ 32,533,097        $29,497,353
  Other income                                                          98,272              70,638             35,255
                                                                   -----------        ------------        -----------
                                                                     7,249,987          32,603,735         29,532,608
COST OF SALES                                                        9,480,484          34,761,846         21,398,895
                                                                   -----------        ------------        -----------
GROSS PROFIT (LOSS)                                                 (2,230,497)         (2,158,111)         8,133,713
                                                                   -----------        ------------        -----------
OPERATING EXPENSES
  Research and development                                             101,992              44,962             35,136
  Shipping expenses                                                    738,681           1,198,563          1,005,593
  Selling expenses                                                   1,254,006           2,455,493          2,380,774
  Advertising and promotion                                            389,672             346,400            528,927
  General and administrative                                         4,198,800           3,720,998          2,913,960
  Interest and bank charges - non related
    (contractual interest of $806,937 for the
     year ended April 30, 1996)                                        248,625           1,384,898            852,954
  Interest and bank charges - related party                            134,928            -                  -
                                                                   -----------        ------------        -----------
                                                                     7,066,704           9,151,314          7,717,344
                                                                   -----------        ------------        -----------
REORGANIZATION ITEMS:
  Bankruptcy administration costs                                      449,693            -                  -
                                                                   -----------        ------------        -----------
                                                                       449,693            -                  -
                                                                   -----------        ------------        -----------
INCOME (LOSS) BEFORE
  PROVISION FOR INCOME TAXES                                        (9,746,894)        (11,309,425)           416,369

INCOME TAX PROVISION (BENEFIT)
  Current                                                              -                  (396,143)           244,797
  Deferred                                                          (7,511,000)            314,053            (72,736)
                                                                   -----------        ------------        -----------
                                                                    (7,511,000)            (82,090)           172,061
                                                                   -----------        ------------        -----------
INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                                                (2,235,894)        (11,227,335)           244,308
                                                                   -----------        ------------        -----------

EXTRAORDINARY ITEM:
  Gain of discharge of prepetition liabilities                      16,692,193            -                  -
  Income tax provision                                               7,511,000            -                  -
                                                                   -----------        ------------        -----------
    Extraordinary gain, net of income tax                            9,181,193            -                  -
                                                                   -----------        ------------        -----------
NET INCOME (LOSS)                                                  $ 6,945,299        $(11,227,335)       $   244,308
                                                                   ===========        ============        ===========
INCOME (LOSS) PER SHARE OF
  COMMON STOCK:
  Income (loss) before extraordinary gain                          $     (1.28)       $      (6.44)       $      0.14
  Extraordinary gain                                               $      5.26        $   -               $  -
                                                                   -----------        ------------        -----------
    Earnings per common share                                      $      3.98        $      (6.44)       $      0.14
                                                                   ===========        ============        ===========
Weighted average number of common shares                             1,744,396           1,744,396          1,744,396
                                                                   ===========        ============        ===========

       The accompanying notes are an integral part of these consolidated financial statements.

                      DYNAMIC CLASSICS, LTD. AND SUBSIDIARY

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

               FOR THE YEARS ENDED APRIL 30, 1996, 1995, AND 1994


                                    Common
                                    Stock             Additional           Retained           Treasury       Stockholders'
                                   $.01 par             Paid in            Earnings             Stock            Equity
                                    Value               Capital            (Deficit)           at Cost          (Deficit)
                                    -----               -------            ---------           -------          ---------
Balance - May 1, 1993           $     17,444         $    590,291         $ 3,400,491         $(17,500)        $ 3,990,726

Net Income                                                                    244,308                              244,308
                                ------------         ------------         -----------         --------         -----------

Balance - April 30, 1994              17,444              590,291           3,644,799          (17,500)          4,235,034

Net Loss                                                                  (11,227,335)                         (11,227,335)
                                ------------         ------------         -----------         --------         -----------

Balance - April 30, 1995              17,444              590,291          (7,582,536)         (17,500)         (6,992,301)

Net Income                                                                  6,945,299                            6,945,299
                                ------------         ------------         -----------         --------         -----------

Balance - April 30, 1996        $     17,444         $    590,291         $  (637,237)        $(17,500)        $   (47,002)
                                ============         ============         ===========         ========         ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                      DYNAMIC CLASSICS, LTD. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                         FOR THE YEARS ENDED APRIL 30,
                                                                 ---------------------------------------------
                                                                 1996                1995                 1994
                                                                 ----                ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (loss)                                          $ 6,945,299         $(11,227,335)        $   244,308
   Adjustments to reconcile net income (loss) to
     net cash provided (used) by operating activities:
       Depreciation                                               220,400              268,148             260,677
       Amortization of deferred interest under
         capital leases                                                --               17,979              18,509
       Reserve for bad debts                                      167,000                   --                  --
       Loss on disposal of property
          and equipment                                            71,030                   --                  --
       Deferred income taxes                                   (7,511,000)             314,053              72,736
       Income on partial discharge of
         capital lease obligations                                (77,403)                  --                  --
       Reorganization item:
         Gain on discharge of debt                             (9,181,193)                  --                  --
       Changes in operating assets and  liabilities:
         (Increase) Decrease in operating assets:
          Accounts receivable and due
            from suppliers                                        220,882            6,843,636          (3,351,168)
          Inventory                                             1,065,821            3,260,017            (379,281)
          Prepaid expenses                                        168,856             (183,186)            400,241
          Miscellaneous receivables                              (108,179)              51,352             (71,749)
          Prepaid income taxes                                         --             (291,146)            346,140
          Security deposits                                        86,858               (3,537)                (13)
       Increase (Decrease) in operating liabilities:
          Prepetition liabilities                               8,614,728
          Accounts payable and accrued expenses                (1,828,715)           1,949,987           1,112,921
          Income taxes payable                                         --             (200,770)            200,770
                                                              -----------         ------------         -----------
       Net Cash Provided (Used) by
         Operating Activities                                  (1,145,616)             799,198          (1,145,909)
                                                              -----------         ------------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                             (47,933)            (143,995)            (93,993)
                                                              -----------         ------------         -----------

       Net Cash Used by Investing Activities                  $   (47,933)        $   (143,995)        $   (93,993)
                                                              -----------         ------------         -----------

        The accompanying notes are an integral part of these consolidated financial statements.

                      DYNAMIC CLASSICS, LTD. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)


                                                               FOR THE YEARS ENDED APRIL 30,
                                                       ----------------------------------------------
                                                       1996                 1995                 1994
                                                       ----                 ----                 ----
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable                      $ 3,393,628         $ 24,250,741         $ 10,136,006
   Repayment of notes payable                                --          (26,460,130)          (6,311,012)
   Proceeds from loans payable                          557,000                   --
   Proceeds from bankers acceptances                  1,118,556            9,321,558            8,853,407
   Repayment of bankers acceptances                  (4,127,139)          (7,876,394)         (11,068,227)
   Repayment of officer's loans payable                      --               (2,373)              (8,600)
   Repayment of capital lease obligations               (64,552)            (109,308)             (87,830)
                                                    -----------         ------------         ------------

       Net Cash Provided (Used) by
         Financing Activities                           877,493             (875,906)           1,513,744
                                                    -----------         ------------         ------------

Net Increase (Decrease) in Cash and
   Cash Equivalents                                    (316,056)            (220,703)             273,842

Cash and Cash Equivalents, beginning of year            342,571              563,274              289,432
                                                    -----------         ------------         ------------

Cash and Cash Equivalents, end of year              $    26,515        $    342,571         $    563,274
                                                    ===========         ============         ============



SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the periods for:
     Interest                                       $   203,964         $  1,196,322         $    807,131
     Income tax                                     $        --         $    116,319         $      7,120

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

                      DYNAMIC CLASSICS, LTD. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

4.       INCOME TAXES

         The provision (benefit) for income taxes for the years ended April 30 are as follows:

                                                     1996               1995                1994
                                                     ----               ----                ----
         CURRENT:
             Federal                             $          -       $(   401,529)      $     215,513
             State and local                                -              5,386              29,284
                                                 ------------       ------------       -------------
                                                            -        (   396,143)            244,797
                                                 ------------       ------------       -------------
         DEFERRED:
             Federal                              ( 5,675,000)           313,039        (     68,549)
             State and local                      ( 1,836,000)             1,014        (      4,187)
                                                 ------------       ------------       -------------
                                                  ( 7,511,000)           314,053        (     72,736)
                                                 ------------       ------------       -------------
                                                 $( 7,511,000)      $(    82,090)      $     172,061
                                                 ============       ============       =============

         The deferred income tax assets and liabilities at April 30 consist of the following:

                                                                          1996                 1995
                                                                          ----                 ----
         DEFERRED TAX ASSETS:
             Bad debt reserves                                        $    75,000         $        -0-
             Difference in book and tax treatment
                 for advertising costs                                     16,000               59,000
             Net operating loss carryforwards                           8,783,000            2,448,000
             Other deferred tax assets                                     50,000                   -0-
                                                                      -----------          -----------
                TOTAL DEFERRED TAX ASSETS                               8,924,000            2,507,000
                                                                      -----------          -----------
         DEFERRED TAX LIABILITY (ALLOCATED TO
             EXTRAORDINARY GAIN):
             Gain on discharge of prepetition
                   liabilities                                          7,511,000                   -0-
                                                                      -----------          -----------
                                                                        7,511,000                   -0-
                                                                      -----------          -----------
             Valuation allowance for deferred
               tax assets                                              (1,413,000)          (2,507,000)
                                                                      -----------          -----------
                                                                      $       -0-          $        -0-
                                                                      ===========          ===========

                      DYNAMIC CLASSICS, LTD. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

4.       INCOME TAXES (cont'd)

         The reconciliation of the federal statutory income tax to the Company's effective income tax for the years ended April 30 is as follows:

                                                                        1996              1995             1994
                                                                        ----              ----             ----
         U.S. federal income taxes at statutory rate                $ 2,361,000       $(3,845,205)      $141,565
         Losses for which no benefit was provided                       -0-               982,371          -0-
         Change in valuation allowance                               (1,094,000)        2,506,820          -0-
         Reversal of previously established tax asset                   -0-               313,039          -0-
         Tax effect of permanent differences                              8,000            17,035          9,537
         State income taxes, net of federal benefit                     764,000             -0-            -0-
         Benefit of unused net operating loss                        (1,412,000)            -0-            -0-
         Differences due to change in rates                         (   627,000)            -0-            -0-
         Other                                                          -0-           (    56,150)        20,959
                                                                    -----------      ------------       --------
                                                                    $   -0-          $(    82,090)      $172,061
                                                                    ===========      ============       ========

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

         Interest is chargeable at an annual rate of prime plus 3% of the balance owing on inventory purchases, warehousing fees, and general administrative fees and is payable monthly. Total interest charged on such balances was $115,004 for fiscal 1996. the weighted average interest on such balances was 11.5% for the year ended April 30, 1996.

         At April 30, 1996, the balance owed to the Related Party was $2,129,893.

         The Company also has loans outstanding with the Related Party totaling $557,000 at April 30, 1996. The loan is secured by all of the Company's assets. Interest at Citibank prime rate plus three percent is payable monthly. The prime rate used in fiscal 1996 was 8.5 percent. Interest charged to operations for the year ended April 30, 1996 was $19,924.

7.       MAJOR CUSTOMERS

         During the year ended April 30, 1996, sales to three major customers were approximately 19%, 18%, and 14% ($1,359,000, $1,287,000 and
         $1,001,000, respectively) of the Company's net sales. At April 30, 1996, accounts receivable from these customers totaled $465,506. During the year ended April 30, 1995, sales to two major customers were approximately 26% and 14% ($8,459,000 and $4,555,000, respectively) of the Company's net sales. At April 30, 1995, there were no accounts receivable from these customers. During the year ended April 30, 1994, sales to three major customers were 16%, 16% and 10% ($4,720,000, $4,720,000 and $2,950,000, respectively) of the Company's net sales. At April 30, 1994, accounts receivable for these customers totaled $4,471,805. The Company sells a limited amount to foreign customers. There were no material receivables subject to foreign currency fluctuations.

8.       CREDIT RISK/FINANCIAL INSTRUMENTS

         Due to the nature of its business and the volume of sales activity, the Company's cash balance occasionally exceeds the $100,000 protection of FDIC insurance. At April 30, 1996 and 1995, such excess balances totaled approximately $207,000 and $398,000, respectively.

                      DYNAMIC CLASSICS, LTD. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

8.       CREDIT RISK/FINANCIAL INSTRUMENTS (cont'd)

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

         c. The FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" in June of 1996. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. SFAS No. 125 is effective for financial statements issued for fiscal years occurring after December 31, 1996 and is to be applied prospectively. The Company does not have transactions which come under the general heading of "Transfers of Servicing of Financial Assets," and the added refinements for "Extinguishment of Debt" are not expected to be significant. Therefore, SFAS No. 125 is not expected to have an impact on the Company.

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

11.      DISCONTINUED PRODUCTS

         In 1994, the Company added a new line of products consisting primarily of treadmills and ski machines. Sales of the treadmills and ski machines began in June 1994. The Company sold approximately $24,000,000 of these products from June 1, 1994 to August 23, 1995. Approximately $17,600,000 or 73% of these products were shipped directly to consumers. Due to serious manufacturing defects and poor construction of the Company's products delivered by the Company's manufacturers, primarily located in the People's Republic of China, the Company was forced to allow substantial chargebacks by its customers. Although, pursuant to a written agreement, the manufacturers acknowledged the defects and agreed to pay for returns and to provide replacement goods at no cost, they breached this agreement soon thereafter. As a result, during April 1995, the Company issued credits to customers for approximately $5,000,000 of the $7,487,000 of credits for the fiscal year ended April 30, 1995. The Company issued another $3,211,000 in credits for defective merchandise during the fiscal year ended April 30, 1996.

                      DYNAMIC CLASSICS, LTD. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


11.      DISCONTINUED PRODUCTS (cont'd)

         The following table sets forth the financial statement effect of the Company's line of treadmills and ski machines for the periods indicated:

                                                                           For the Years Ended
                                                                  April 30, 1996             April 30, 1995
                                                                  --------------             --------------
         Sales                                                    $     597,000              $  23,255,000
         Credits                                                    ( 3,210,900)              (  7,487,000)
                                                                  -------------              -------------
         Net Sales                                                  ( 2,613,900)                15,768,000
         Inventory Reserve                                                    -               (  1,320,063)
         Cost of Sales                                                  156,000                (18,604,172)
                                                                  -------------              -------------
         Gross Loss                                               $ ( 2,457,900)             $(  4,156,235)
                                                                  =============              =============

         The sale of these products was discontinued in August 1995, and all inventory was disposed of by October 1995. Currently, the Company does not believe that there will be additional returns of these products or that any claims relating thereto remain to be settled.

12.      SUBSEQUENT EVENT/MANAGEMENT PLANS

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

         At April 30, 1995, the Company was not in compliance with certain of the financial covenants which enabled the bank to declare the outstanding balances of all amounts due the bank to be immediately due and payable. In July 1995, the lender bank effectively terminated its relationship with the Company as it experienced difficulty in complying with the terms of the loans. As a result, certain collateral was liquidated by the lender bank. On August 22, 1995, the lender bank sold and assigned the loan balance of $6.8 million. The assigned loan was secured by a security interest in substantially all of the Company's assets. As discussed below, the assignor was issued 14,880,000 shares of new common stock in consideration of forgiving the $6.8 million outstanding loan.

                      DYNAMIC CLASSICS, LTD. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

12.      SUBSEQUENT EVENT/MANAGEMENT PLANS (cont'd)

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

         Chapter 11 claims filed against the Company and subsequently allowed in the bankruptcy proceeding totaled approximately $17.2 million. The Plan discharged such claims through distributions of cash of approximately $515,000 and issuance of shares of new common stock. The cash distributions were paid in August 1996. A total of 15,993,991 shares of new common stock were issued on July 25, 1996 out of which 14,880,000 shares were issued to one secured creditor (see Note 3), which also satisfied $15,923 of loans made by the chief executive officer of the Company to Company, 800,000 shares were issued to unsecured creditors, and 313,991 shares were issued to the reconfirmation common stock equity interest holders.

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

                      DYNAMIC CLASSICS, LTD. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

12.      SUBSEQUENT EVENT/MANAGEMENT PLANS (cont'd)

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

                      DYNAMIC CLASSICS, LTD. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

12.    SUBSEQUENT EVENT/MANAGEMENT PLANS (cont'd)

       The following is a proforma balance sheet of the reorganized Company based on the projected discounted cash flows as discussed above:


                                                    Pre-              Debt            April 30,        Fresh         Reorganized
                                                Confirmation        Discharge           1996           Start          Company
                                                ------------        ---------           ----           -----          -------
       Current Assets:
         Cash                                   $     26,515                         $   26,515                      $   26,515
         Accounts receivable                       1,036,927                          1,036,927                       1,036,927
         Inventory                                 2,384,469                          2,384,469                       2,384,469
         Other current assets                        534,638                            534,638                         534,638
                                                -------------                        -----------                     -----------
            Total Current Assets                   3,982,549                          3,982,549                       3,982,549
       Property and equipment                        230,055                            230,055                         230,055
       Other Assets                                   40,792                             40,792                          40,792
       Reorganization value
         over recorded amounts                             0                                  0         47,331           47,331
                                                -------------                        -----------     ----------      -----------
            Total Assets                        $  4,253,396                         $4,253,396      $  47,331       $4,300,727
                                                =============                        ===========     ==========      ===========

       Current liabilities:
         Accounts payable and
          accrued expenses                         3,139,141                          3,139,141                       3,139,141
         Prepetition liabilities subject
          to compromise                           17,223,754        (17,223,754)              0                               0
         Other current liabilities                   605,735            531,561       1,137,296        (15,923)       1,121,373
                                                 ------------       ------------      ----------      ---------       ----------
            Total Current Liabilities             20,968,630        (16,692,193)      4,276,437        (15,923)       4,260,514
                                                -------------      -------------     -----------     ----------      -----------
       Other liabilities                              23,965                             23,965                          23,965
                                                -------------                        -----------                     -----------
       Common stock, par value                        17,444                             17,444         (1,450)          15,994
       Additional paid in capital                    590,291                            590,291       (590,034)             257
       Accumulated deficit                       (17,329,434)        16,692,193        (637,241)       637,241                0
                                                -------------      -------------     -----------     ----------      -----------
                                                 (16,721,699)        16,692,193         (29,506)        45,757           16,251
       Less: Treasury stock                          (17,500)                           (17,500)        17,497               (3)
                                                -------------      -------------     -----------     ----------      -----------
            Total Equity                         (16,739,199)        16,692,193         (47,006)        63,254           16,248
                                                -------------      -------------     -----------     ----------      -----------
       Total Liabilities and Equity             $  4,253,396       $          0      $4,253,396      $  47,331       $4,300,727
                                                =============      =============     ===========     ==========      ===========

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

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




                                     Moore Stephens, P.C.
                                     Certified Public Accountants


New York, New York
August 30, 1996

                         INDEPENDENT AUDITOR'S REPORT
                       ON FINANCIAL STATEMENT SCHEDULES




Board of Directors
Dynamic Classics, Ltd.


We have audited the consolidated financial statements of Dynamic Classics, Ltd. and Subsidiary as of April 30, 1995 and for each of the years in the two-year period then ended referred to in our report dated June 26, 1996, which is included elsewhere in this annual report on Form 10-K. In connection with our audits of these financial statements, we audited the financial statement schedule, listed under Item 14 for each of the years in the two-year period ended April 30, 1995. In our opinion, this financial statement schedule presents fairly, in all material respects, the information stated therein, when considered in relation to the consolidated financial statements taken as a whole.



                                       /s/ HOBERMAN, MILLER & CO., P.C.
                                       --------------------------------
                                           Hoberman, Miller & Co., P.C.



New York, New York
June 26, 1996

                      DYNAMIC CLASSICS, LTD. AND SUBSIDIARY

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS




                                                                      For the Years Ended April 30,
                                                                    1996            1995            1994
                                                                    ----            ----            ----
Allowance for doubtful accounts balance - beginning               $     -0-      $ 578,119        $417,760
Additions charged to income                                        167,000              -0-        156,665
Recovery of uncollectible accounts - net                                -0-             -0-          3,694
Writeoffs of uncollectible amounts                                      -0-       (578,119)             -0-
                                                                  ---------      ----------       ---------
Allowance for doubtful accounts balance - ending                  $167,000       $      -0-       $578,119
                                                                  =========      ==========       =========