Form 10-K/A
period 1997-04-30
DYNAMIC INTERNATIONAL LTD
filed 1997-12-04
CIK 1021097

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For Fiscal Year ended April 30, 1997 Commission File Number 0-21475

                           DYNAMIC INTERNATIONAL, LTD.
             (Exact Name of Registrant as Specified in its Charter)

            Nevada                                     93-1215401
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) under the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.
Yes [x] No[ ]

The aggregate market value of voting stock held by non-affiliates of the
Registrant: can not be determined because of the absence of an active trading market for Registrant's securities.

The number of shares outstanding of Registrant's Common Stock as of June 30, 1997: 3,198,258

10-K/A FYE 4/30/97                                   DYNAMIC INTERNATIONAL, LTD.


                                      INDEX

                                                                        Page No.

PART I   ITEM 1.  BUSINESS..................................................3
              General.......................................................3
              Plan of Reorganization........................................3
              Products......................................................3
              Design and Development........................................4
              Sales and Marketing...........................................4
              Competition...................................................5
              Intellectual Property--License Agreements.....................5
              Management Agreement with Achim Importing Co., Inc............6
              Employees.....................................................7
         ITEM 2.  PROPERTIES................................................7
         ITEM 3.  LEGAL PROCEEDINGS.........................................7
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......7

PART II  ITEM 5.  MARKET PRICE OF REGISTRANT'S COMMON EQUITY AND
                       RELATED STOCKHOLDER MATTERS..........................8
         ITEM 6.  SELECTED FINANCIAL DATA...................................8
         ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS..................9
              General.......................................................9
              Plan of Reorganization........................................9
              Results of Operations for the Nine Months Ended April 30,
                   1997 and the Three Months Ended July 31, 1996 Com-
                   pared to the Fiscal Year Ended April 30, 1996............10
              Results of Operations for the Years Ended April 30, 1996
                   and 1995.................................................12
              Liquidity and Capital Resources...............................14
              Seasonality and Inflation.....................................15
         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............16
         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE..................16

PART III ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........17
              Officers and Directors........................................17
              Board of Directors............................................17
         ITEM 11. EXECUTIVE COMPENSATION....................................17
              Compliance with Section 16(a) of the Securities
                   Exchange Act of 1934.....................................19
         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                       OWNERS AND MANAGEMENT................................19
         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED
                       TRANSACTIONS.........................................19

PART IV  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                       AND REPORTS ON FORM 8-K..............................22

         SIGNATURES.........................................................23

         EXHIBITS...........................................................24

         FINANCIAL STATEMENTS AND SCHEDULES.................................F-1

10-K/A FYE 4/30/97                                   DYNAMIC INTERNATIONAL, LTD.


                                                      PART I

ITEM 1.   BUSINESS

GENERAL

Dynamic International, Ltd., a Nevada corporation ("DIL"), is engaged in the design, marketing and sale of a diverse line of hand exercise and light exercise equipment, including hand grips, running weights, jump ropes and aerobic steps and slides. It markets these products under the licensed trademarks SPALDING(TM) and KATHY IRELAND(TM) as well as under its own trademarked name SHAPE SHOP(TM). In addition, it designs and markets sports bags and luggage, which are marketed primarily under the licensed name JEEP(TM) and under its own names PROTECH and SPORTS GEAR(TM). The Company's objective is to become a designer and marketer of goods that are associated with a free-spirited lifestyle and leisure time.

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

In May 1996, the Bankruptcy Court approved a Plan of Reorganization (the "Plan") pursuant to which creditors received partial satisfaction of their claims. MG Holding Corp. ("MG"), which had purchased a promissory note from the Company's principal financial institution, received 2,976,000 shares of Common Stock, representing approximately 93% of the issued and outstanding shares thereby gaining absolute control over the Company's affairs. See ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT and ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. In addition, as part of the Plan, the Company, then known under the name DCL, merged into DIL, a newly formed Nevada corporation, for the purpose of changing its state of incorporation. See ITEM 3. LEGAL PROCEEDINGS and ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

10-K/A FYE 4/30/97                                   DYNAMIC INTERNATIONAL, LTD.


      SPORTS BAGS/LUGGAGE - The Company's line of sports bags/luggage consists primarily of duffle bags, weekend bags, garment bags, suitcases, pilot cases and flight attendant wheeled cases. Some of the models are equipped with wheels and/or retractable handles.

      OTHER PRODUCTS - The Company, through a wholly-owned subsidiary, has obtained the exclusive rights to the patents underlying the technology used in an insulated bag incorporating a wrap-around gel pack or freeze pack with the ability to cool and preserve food and other products for an extended period of time. In addition, it obtained the trademarks FREEZY-BAG(TM) and FREEZYGEL(TM) under which the products are sold. See "Intellectual Property--License Agreements". The Company is currently testing the marketability of these products.

The Company may from time to time manufacture and/or market additional products under its own names or under licensed names.

DESIGN AND DEVELOPMENT

The Company usually designs its own exercise equipment and creates its own molds and tooling. Such molds and tooling are used by the manufacturers to produce the equipment. The Company retains an ownership interest in the molds which are returned to it upon the termination of the Company's relationship with a particular manufacturer. The Company has been granted a number of design patents with respect to certain of its products. See "Intellectual Property--License Agreements". The Company employs a designer on a full-time basis for the design of its sports bags/luggage products. During the most recent fiscal year the Company spent approximately $102,000 on design activities, including fees to designers and patent attorneys. The Company may, from time to time, utilize the services of consultants for product and package design.

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

The Company sells its products primarily through independent sales agents on a commission-only basis. The Company currently engages approximately 23 sales agents either on an individual basis or through independent sales organizations. Although it has written agreements with a number of its agents, all of such

10-K/A FYE 4/30/97                                   DYNAMIC INTERNATIONAL, LTD.


agreements are terminable at will. The Company has no long term arrangements with any of its agents. The Company usually pays commissions ranging from 1% to 5% of the net sale price of its products. Although the Company believes that its sales agents sell products exclusively on behalf of the Company, there are no agreements that prohibit them from selling competing products.

In addition, on a small scale, the Company markets existing products to retailers for resale under their own private labels. The Company has begun deliveries to Service Merchandise Co., Inc. and Kohl's Department Stores. Although the scope of this marketing effort is currently limited, the Company intends to expand the number of private label transactions. No assurance can be given that its efforts in this area will be successful.

The Company currently anticipates that it may increasingly focus its attention on direct response marketing. The Company believes that its products are particularly well suited for so-called impulse buys. Therefore, it intends to develop plans to use infomercials to market its products. To date, no significant expenditures have been made in connection with this effort.

COMPETITION
The Company's exercise products compete with products marketed and sold by a number of companies. The Company believes that its main competitors are Icon Health and Fitness, Inc., Bollinger Industries and Legacy International Inc. All of these companies possess far greater financial and other resources, including sales forces, than the Company's. However, the Company believes that as a result of its ability to use the trademarked names SPALDING(TM) and KATHY IRELAND(TM) it will be able to retain its share of the market. Nevertheless, there can be no assurance that the Company will be able to effectively compete with these companies as well as with other smaller entities.

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

INTELLECTUAL PROPERTY--LICENSE AGREEMENTS
The Company owns a number of trademarks, including POCKETSPLUS, PROTECH TRAVEL SYSTEMS & DESIGN and EXER-SLIDE.

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

             SPALDING -- Pursuant to two separate agreements between the Company and Spalding & Evenflo Companies Inc. dated November 1, 1992 and April 1, 1994, the Company was granted the exclusive right to use the name SPALDING in connection with the sale and distribution of a number of products, including weight bars and large exercise machines. The agreements will expire in September 1997. However, the Company is currently negotiating a renewal of the agreement relating to the handheld exercise equipment and it is

10-K/A FYE 4/30/97                                   DYNAMIC INTERNATIONAL, LTD.


      confident that it will be able to negotiate such renewal. Nevertheless, no assurance can be given that the Company will be successful in negotiating a renewal of the agreement.

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

The Warehousing Agreement has a term of two years and is automatically renewable for additional one-year periods unless written notice of termination is given at least six months prior to the commencement of a renewal period. During the fiscal year ended April 30, 1997, the Company accrued approximately $458,488 in fees under the Warehousing Agreement consisting of $94,907 for the three months ended July 31, 1996 and $363,581 for the nine months ended April 30, 1997.

Achim is wholly owned by Marton B. Grossman, the Company's Chairman and President. The Company believes that the terms of the Warehousing Agreement with Achim are at least as favorable as would have been obtained from an unaffiliated third party.

In addition, pursuant to an unwritten understanding, Achim arranges for the issuance by its financial lender of letters of credit in favor of the Company's overseas suppliers thereby enabling the Company to finance the purchases of its inventory. Also, in the event of domestic suppliers, from time to time, Achim will purchase the products directly from the manufacturer and resell them to the

10-K/A FYE 4/30/97                                   DYNAMIC INTERNATIONAL, LTD.


Company in order to accommodate Achim's commercial lenders who often require a security interest in the merchandise until it has been sold and the lender has been repaid. The Company pays Achim for the amount actually paid to the supplier (including any applicable discounts) without markup, reimburses Achim for its bank charges and pays it interest at the prime rate plus 1% on the unpaid balance of the purchases. As of April 30, 1997, the Company owed an amount of $2,590,360, including interest of $260,795 under this arrangement. See "Certain Relationships and Related Transactions". As of June 30, 1997, this sum had decreased to $1,871,029, including interest of $276,894. The weighted average interest rate paid by the Company to Achim at June 30, 1997, April 30, 1997 and April 30, 1996 was 9.37%, 9.25% and 11.5%, respectively.

EMPLOYEES

As of June 30, 1997, the Company employed 12 persons, of whom four were executive officers, three were engaged in administrative and clerical activities, three were engaged in sales and two were involved in warehousing and shipping. None of the Company's employees is represented by a union and no work stoppages have occurred.

ITEM 2.           PROPERTIES

The Company occupies a warehouse consisting of approximately 54,400 square feet, of which 4,500 square feet are dedicated to office space, located at 58 Second Avenue, Brooklyn, New York. The property is owned by Sym Holding Corp. which is owned by Isaac Grossman and one of his siblings. Isaac Grossman is the Company's Vice Chairman, Treasurer and Secretary. Since Achim occupied the premises before it became affiliated with the Company, it remains the lessee under the lease. Achim makes the property available to the Company on an at-will basis. See ITEM
1. BUSINESS "Management Agreement with Achim Importing Co., Inc." and ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

10-K/A FYE 4/30/97                                   DYNAMIC INTERNATIONAL, LTD.


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

                  Fiscal Quarter                              Common Stock
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

                               REORGANIZED
                                 COMPANY*                                   PREDECESSOR COMPANY
                                               ---------------------------------------------------------------------------
                              9 Months Ended   3 Months Ended                        Year Ended April 30
                                                               -----------------------------------------------------------
                                  4/30/97          7/31/96          1996            1995            1994           1993
Net Sales                      $  7,492,729    $  1,983,164    $  7,151,715    $ 32,533,097    $ 29,497,353   $ 25,735,479
--------------------------------------------------------------------------------------------------------------------------
Income
(Loss)
for Year                            119,399         (76,364)      6,945,299     (11,227,335)        244,308       (427,409)
--------------------------------------------------------------------------------------------------------------------------
Net Income
(Loss)
per Share                               .04
--------------------------------------------------------------------------------------------------------------------------
Selected Balance Sheet Data:
Working
Capital
(Deficit)                           (45,789)                       (293,884)     (7,493,435)      3,094,821      3,173,751
--------------------------------------------------------------------------------------------------------------------------
Total
Assets                            4,807,062                       4,253,396       6,414,185      16,677,772     13,373,816
--------------------------------------------------------------------------------------------------------------------------
Long Term
Obligations
Including
Capitalized
Lease
Obligations                         215,254                          23,965         116,124         127,877         92,129
--------------------------------------------------------------------------------------------------------------------------

*Management's assumptions used in determining the Company's reorganization value are discussed in Note 2 to the Financial Statements.

10-K/A FYE 4/30/97                                   DYNAMIC INTERNATIONAL, LTD.


         (1) Due to the reorganization (see Note 2 to the financial statements), operating results of the reorganized company may not be comparable to those of the predecessor company. Management's assumptions used in determining the Company's reorganization value are discussed in Note 2 to the financial statements.

         (2) In 1994, the Company added a new line of products consisting primarily of treadmills and ski machines. Sales of these products began in June 1994. Total sales of these products amounted to approximately $24,000,000 from June 1, 1994 to August 23, 1995, the date the Company filed its Chapter 11 petition. Approximately 73% of these products were shipped directly to customers. Due to serious manufacturing defects and poor construction of the Company's products delivered by the Company's manufacturers, primarily located in the People's Republic of China, the Company was forced to allow substantial chargebacks by its customers. Although, pursuant to a written agreement, one of the manufacturers acknowledged the defects and agreed to pay for returns and to provide replacement goods at no cost, it breached this agreement soon thereafter. As a result, during April 1995, the Company issued credits to customers in the aggregate amount of approximately $5,000,000 for the fiscal year ended April 30, 1995. The Company issued an additional $3,211,000 in credits from defective merchandise during the fiscal year ended April 30, 1996. In May 1996, the Company's Plan was approved by the Bankruptcy Court. During July and August 1996, the Company satisfied its obligations under the Plan through cash payments and the issuance of common stock.

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

As a consequence of the Company's fresh-start accounting, as described below, which the Company adopted on July 31, 1996, reporting for the year ended April 30, 1997 is accomplished by combining the financial results for the three-month period ended July 31, 1996 and those of the nine-month period ended April 30, 1997.

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

10-K/A FYE 4/30/97                                   DYNAMIC INTERNATIONAL, LTD.


In May 1996, the Bankruptcy Court approved a plan of reorganization (the "Plan") pursuant to which creditors received partial satisfaction of their claims. The amount of claims allowed under the bankruptcy proceedings, aggregated approximately $17,223,800, which exceeded the assets as recorded immediately subsequent to the confirmation of the Plan by approximately $12,970,400. Under the Plan, the Company made cash payments in the amount of approximately $515,800. MG, which had purchased a promissory note from the Company's principal financial institution, received 2,976,000 shares of Common Stock in satisfaction of such promissory note, representing approximately 93% of the issued and outstanding shares thereby gaining absolute control over the Company's affairs. See ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT and
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. An additional 160,000 shares and 62,798 shares were issued to the Company's unsecured creditors and the Company's existing security holders, respectively. The value of the cash and securities distributed under the plan of reorganization aggregated $531,561. An amount of $16,692,193, representing the difference between the value of the total distribution and the amount of allowable claims under the bankruptcy, was recorded as an extraordinary gain.

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

Total sales of $7,493,000 and $1,983,000 for the nine months ended April 30, 1997 and the three months ended July 31, 1996, respectively, were, on a combined basis, $2,324,000 or 32% higher than the previous fiscal year. Sales of exercise equipment of $4,124,000 and $960,000 for the nine months ended April 30, 1997, and the three months ended July 31, 1996, respectively, were $5,084,000, on a combined basis. These combined sales of exercise products were $532,000 or 9% less than the previous fiscal year. Sales of sports bags/luggage products of $3,368,000 and $1,023,000 for the nine months ended April 30, 1997 and the three months ended July 31, 1996, respectively, were $4,391,000, on a combined basis. These combined sales of sports bags/luggage products were 7% less than the previous fiscal year. Sales for the fiscal year ended April 30, 1996 were reduced by $3,211,000 of customer credits for a discontinued line of manual treadmills and ski machines.

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

Operating expenses of $2,227,000 and $558,000 for the nine months ended April 30, 1997 and three months ended July 31, 1996, respectively, were, on a combined basis, $3,899,000 less than the fiscal year ended April 30, 1996, due to the reorganization.

10-K/A FYE 4/30/97                                   DYNAMIC INTERNATIONAL, LTD.


The following is a discussion of the effect of the Company's reorganization and adoption of fresh-start reporting on the various income statement line items during the nine-month period ended April 30, 1997. For this purpose, the nine months ended April 30, 1997 are compared to the nine months ended April 30, 1996. Decreases for the nine months ended April 30, 1997 compared to the nine months ended April 30, 1996 are represented approximately by net changes in the following expenses:

Freight out ...........   $ 10,000
Insurance claims ......   $ 70,000
Lawsuits ..............   $289,000
Showroom rent .........   $319,000
Officers' salaries ....   $ 81,000
Office salaries .......   $262,000
Warehouse salaries ....   $115,000
Salesmen salaries .....   $ 57,000
Payroll taxes .........   $ 45,000
Fringe benefits .......   $  2,000
Repairs & maintenance .   $  4,000
Travel & entertainment    $ 30,000
Office equipment rental   $  7,000
Miscellaneous taxes ...   $  8,000
Consultant fees .......   $105,000
Promotional material ..   $189,000
Pension costs .........   $726,000
Telephone .............   $ 31,000
Data-processing fees ..   $  6,000
Postage ...............   $ 10,000
Bad debt expense ......   $666,000

Freight out decreased by $10,000 due primarily to reduced volume.
Insurance claims and lawsuits decreased by $70,000 and $289,000, respectively, as a result of the accrual of proofs of claim filed during the bankruptcy proceeding as liabilities subject to compromise during the nine-month period ended April 30, 1996.
Showroom rent decreased by $319,000 since a proof of claim for the balance of the lease was recorded during the nine-month period ended April 30, 1996. The showroom was closed in October 1995.
Officers salaries decreased by $81,000 due to reduction in the salary of the former President of the Company in September 1995, and the elimination of a Chief Operating Officer position in December 1995. These changes resulted in decreases of $37,000 and $44,000, respectively.
Office salaries decreased by $262,000 due primarily to the elimination of the Vice President of Operations position in June 1996 which accounted for $119,000 of the reduction. In addition, the position of Credit Manager was eliminated in May 1996 resulting in a savings of $45,000. The balance of $98,000 is due to the overall reduction of the office staff as a part of the reorganization.
Warehouse salaries decreased by $115,000 due to the elimination of warehouse employees under the reorganization.
Salesmen salaries decreased by $57,000 due to the elimination of a sales position in August 1996.
Payroll taxes and fringe benefits decreased by $45,000 and $2,000, respectively, due primarily to the positions and employees eliminated during the reorganization.
Repairs and maintenance decreased by $4,000.
Travel and entertainment expenses decreased by $30,000 due to the decrease in executive and sales personnel.
Office equipment rental decreased by $7,000 due to a reduction of the equipment rented due to the reorganization.
Miscellaneous taxes decreased by $8,000 as a consequence of the change in the Company's state of incorporation from Delaware to Nevada which resulted in the elimination of Delaware franchise taxes.
Consultant fees decreased by $105,000 because the Company did not hire consultants during the nine months ended April 30, 1997.
Promotional materials decreased by $189,000 due to decreased spending for these materials.
Pension costs decreased by $726,000 because a proof of claim filed by the Pension Benefit Guarantee Corp. for this amount was recorded as part of the reorganization during the nine months ended April 30, 1996.
Telephone expenses decreased by $31,000 due to the closing of the showroom in
     October 1995.
Data-processing costs decreased by $6,441 due to the reorganization of the
     Company.
Postage decreased by $10,000 due to improved cost management.
Bad debt expense decreased by $666,000 because of improved collections and decreased sales volume.

Interest expense of $198,800 and $57,300 for the nine months ended April 30, 1997 and July 31, 1996, respectively, were, on a combined basis, $127,400 or 33% lower than the previous fiscal year. This decrease is the result of a $223,000 decrease in contractual interest which was offset by an increase in related party interest of $96,000. See ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

The Company's pre-tax profits of $147,000 for the fiscal year ended April 30, 1997 is comprised of a $76,000 loss for the period of May 1, 1996 to July 31, 1996, and a $223,000 profit for the period August 1, 1996 to April 30, 1997. As a result of the merger of Dynamic Classics, Ltd. into Dynamic International, Ltd. (see Note 2 to the Financial Statements) and the ownership change due to the reorganization, for tax purposes, the $76,000 loss is reportable in the Company's final tax return (see Note 5 to the Financial Statements). As there is a loss for the period, no current tax provision was recorded for the period May 1, 1996

10-K/A FYE 4/30/97                                   DYNAMIC INTERNATIONAL, LTD.


to July 31, 1996. The Company also has net operating loss carry-forwards of approximately $19,500,000, out of which approximately $16,700,000 would be utilized to offset the extraordinary gain on the discharge of pre-Petition liabilities in its final tax return. All deferred taxes arising from the preconfirmation net operating losses were offset entirely by a valuation allowance. Effectively, no deferred tax benefits were realized from preconfirmation net operating losses. Any loss carry-forward not utilized in the Company's final tax return is lost. Accordingly, the Company has no deferred taxes as of July 31, 1996. The Company's new tax period ending April 30, 1997 commenced on August 9, 1996. The current income tax provision of $104,000 for the fiscal year ended April 30, 1997 is based on pretax profits of $223,000 for the period August 9, 1996 to April 30, 1997. The effective tax rate is 46% comprised of 26% of federal taxes and 20% of state and local taxes.

The following table sets forth the results of operations for the periods discussed above:

                             Reorganized
                               Company          Predecessor Company
                            -------------  ------------------------------
                            For 9 Months   For 3 Months   For Fiscal Year
                            Ended 4/30/97  Ended 7/31/96  Ended 4/30/96
                            -------------  -------------  ---------------
Sales .....................     7,492,700     1,983,200      7,151,700
Other income ..............        54,600        10,200         98,300
                              -----------   -----------    -----------
                                7,547,300     1,993,400      7,250,000
Cost of sales .............     4,850,000     1,454,600      9,480,500
                              -----------   -----------    -----------
Gross profit (loss) .......     2,697,300       538,800     (2,230,500)
                              -----------   -----------    -----------
Operating Expenses ........     2,226,600       556,500      6,683,200
Interest ..................       198,800        57,300        383,500
                              -----------   -----------    -----------
                                2,425,400       613,800      7,066,700
                              -----------   -----------    -----------
Reorganization ............        48,900         1,300        449,700
                              -----------   -----------    -----------
Pretax income (loss) ......       223,000       (76,300)    (9,746,900)
Tax .......................       103,700            --     (7,511,000)
                              -----------   -----------    -----------
Income (loss) before
   extraordinary item .....       119,300       (76,300)    (2,235,900)
                              -----------   -----------    -----------
Extraordinary item
   gain on discharge of
   pre-petition liabilities            --            --     16,692,200
Tax .......................            --            --      7,511,000
                              -----------   -----------    -----------
Extraordinary gain,
   net of tax .............            --            --      9,181,200
                              -----------   -----------    -----------
NET INCOME (LOSS) .........       119,300       (76,300)     6,945,300
                              ===========   ===========    ===========

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

10-K/A FYE 4/30/97                                   DYNAMIC INTERNATIONAL, LTD.


In 1994, the Company added a new line of products consisting primarily of treadmills and ski machines. Sales of the treadmills and ski machines began in June 1994. The Company sold approximately $24,000,000 of these products from June 1, 1994 to August 23, 1995. Approximately $17,600,000 or 73% of these products were shipped directly to our customers. Due to serious manufacturing defects and poor construction of the Company's products delivered by the Company's manufacturers, primarily located in the People's Republic of China, the Company was forced to allow substantial chargebacks by its customers. Although, pursuant to a written agreement, the manufacturers acknowledged the defects and agreed to pay for returns and to provide replacement goods at no cost, they breached this agreement soon thereafter. The significance of the defective problem was evident in April 1995. During this month, the Company issued credits to customers for approximately $5,000,000 of the $7,487,000 of credits for the fiscal year ended April 30, 1995. The Company issued another $3,211,000 in credits for defective merchandise during the fiscal year ended April 30, 1996.

The following table sets forth the financial statement effect of the manual treadmills and ski machines for the periods indicated:

                     Reorganized
                      Company                         Predecessor Company
                    -------------     ------------------------------------------------------
                    For 9 Months      For 3 Months     For Fiscal Year       For Fiscal Year
                    Ended 7/31/96     Ended 7/31/96     Ended 4/30/96         Ended 4/30/95
Sales ...........       $      --       $      --       $    597,000        $ 23,255,000
Credits .........              --              --         (3,210,900)         (7,487,000)
                        ---------       ---------       ------------        ------------
Net Sales .......              --              --         (2,613,900)         15,768,000
Inventory Reserve              --              --                 --          (1,320,000)
Cost of Sales ...              --              --            156,000         (18,604,000)
                        ---------       ---------       ------------        ------------
Gross Loss ......       $      --       $      --       $ (2,457,900)       $ (4,156,000)

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

In addition, the Company's operating expenses decreased by approximately $1,083,300 to $6,683,200. As a result of the Company's reorganization, the Company had decreases in the following expenses:

                                    Officers salaries         $160,200
                                    Office salaries           $180,100
                                    Salesmen salaries         $316,300
                                    Payroll taxes             $ 73,500
                                    Fringe benefits           $145,400
                                    Travel & entertainment    $236,600

         Officers salaries decreased by $160,000 as a result of a reduction in the salary of the Company's former President in September 1995, and the separation from the Company of the Senior Executive Vice President in January 1995. These changes accounted for decreases of $67,000 and $73,000, respectively. Office salaries decreased by $180,000 due to the overall reduction in office personnel in October 1995 as the operations of the Company were consolidated and Achim began to supply administrative and warehousing services. Salesmen salaries decreased by $316,000 because bonuses and overrides were discontinued after August 1995. Payroll taxes and fringe benefits decreased by $74,000 and $145,000, respectively, due to the overall reduction in office personnel in October 1995 as the operations of the Company were consolidated and Achim began to supply administrative and warehousing services. Travel and entertainment decreased by $237,000 due to the reduction in executive staff and the cost containment measures instituted due to the reorganization.

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

10-K/A FYE 4/30/97                                   DYNAMIC INTERNATIONAL, LTD.


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

LIQUIDITY AND CAPITAL RESOURCES

      NINE MONTHS ENDED APRIL 30, 1997

      During the first nine months after the Company's reorganization, cash used in operations amounted to $294,371. Cash used to pay creditors during the reorganization amounted to $515,638. Cash was also used to increase inventory by $1,032,882 during the nine-month period. The increase in inventory was due to an anticipated increase in sales and the purchase of larger volumes to take advantage of the decreased costs associated with the higher-volume purchases.

      Accounts receivable and amounts due from suppliers decreased by $482,254, prepaid expenses decreased by $122,017, miscellaneous receivables decreased by $132,379 and prepaid and refundable income taxes decreased by $252,046. These amounts partially offset expenditures for inventory and payments to credits.

      Cash of $332,957 provided by financing activities was primarily the result of a $600,000 loan from MG Holding and was used to pay the creditors in accordance with the Company's Plan. Cash provided by financing activities was used to repay $145,324 of the note payable to MG Holding. In addition, payments were made for capital leases, insurance notes, and deferred stock offering costs of $29,656, $62,020, and $30,043, respectively. The Company had a positive cash flow of $38,586.

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

      Financing activities provided cash of $43,200. Proceeds from insurance notes payable of $77,200 were offset by repayments of insurance notes payable, and repayments of capital lease obligation of $15,200 and $18,800, respectively. The Company had a negative cash flow of $21,600 for the three months ended July 31, 1996.

10-K/A FYE 4/30/97                                   DYNAMIC INTERNATIONAL, LTD.


      FISCAL YEAR ENDED APRIL 30, 1996

      During the fiscal year ended April 30, 1996, cash used by operating activities amounted to $1,145,616. This was primarily the result of temporary benefits received by the Company under the bankruptcy and subsequent reorganization. Net income of $6,945,299 and the increase in pre-Petition liabilities of $8,614,728 were offset by the gain of debt discharge under the Plan of $16,692,193. In addition, the Company was not required to pay interest on most of its debt during the bankruptcy period. Future cash flows will no longer receive these benefits. Cash of $47,933 was used primarily to purchase equipment for the manufacture of two exercise products as well as computer hardware and software.

      Financing activities generated cash in the amount of $877,493. Proceeds from bank notes payable, bankers acceptances, and a loan from MG Holding were $3,393,628, $1,118,556, and $557,000, respectively. These proceeds were offset by repayments of bankers acceptances and capital leases of $4,127,139 and $64,552, respectively. The Company had a negative cash flow of $316,056 for this period.

      CURRENT POSITION

      Pursuant to an unwritten understanding, Achim arranges for the issuance by its financial lender of letters of credit in favor of the Company's overseas suppliers, thereby enabling the Company to finance the purchases of its inventory. Also, in the event of domestic suppliers, from time to time, Achim purchases products from the manufacturer and resells them to the Company in order to accommodate Achim's commercial lenders who often require a security interest in the merchandise until it has been sold and the lender has been repaid. The Company pays Achim for the amount actually paid to the supplier (including any applicable discounts) without markup, reimburses Achim for its bank charges and pays it interest at the prime rate plus 1% on the unpaid balance of the purchases. As of April 30, 1997, the Company owed an amount of $2,590,360 in principal and interest under this arrangement. See ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. The weighted average interest rate paid by the Company to Achim at April 30, 1997 and April 30, 1996 was 9.25% and 11.5%, respectively.

      The Company owes an aggregate of approximately $1,200,000 to MG Holding, which is wholly owned by Marton B. Grossman, the Company's Chairman and President, under a note evidencing debtor-in-possession financing provided by MG Holding. The note accrues interest at the Citibank Prime Rate plus 1%. As of April 30, 1997, the Company had accrued interest in the amount of $34,219 in connection with this loan. The promissory note is to be paid in 24 monthly installments commencing September 5, 1996. To date, three payments have been made. In July 1997, the Company and MG Holding agreed that no payments will be due until the consummation of this offering or the scheduled maturity of the note, whichever occurs earlier. The Company intends to repay the note from the proceeds of this offering.

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

10-K/A FYE 4/30/97                                   DYNAMIC INTERNATIONAL, LTD.


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

10-K/A FYE 4/30/97                                   DYNAMIC INTERNATIONAL, LTD.


                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

OFFICERS AND DIRECTORS

The officers and directors of the Company are as follows:

      Name                     Age      Position
      ----                     ---      --------

Marton B. Grossman             67       Chairman and President
Isaac Grossman                 35       Vice Chairman, Treasurer and Secretary
William P. Dolan               44       Vice President--Finance
John Holodnicki                44       Vice President--Sales

         MARTON B. GROSSMAN has been the Chairman and Chief Executive Officer of the Company since July 29, 1996. For the past 34 years, he has been President of Achim, a privately-held company engaged in the import and export of window coverings and accessories. In addition, he is President of MG Holding Corp., a privately-held financial holding company. Mr. Grossman is the father of Isaac Grossman, the Company's Vice Chairman, Treasurer and Secretary. Mr. Grossman spends approximately 20% of his time working for the Company.

         ISAAC GROSSMAN has been the Company's Vice Chairman, Treasurer and Secretary since July 1996, and Vice President of Achim since 1989. He is the son of Marton B. Grossman, the Company's Chairman and President. Mr. Grossman spends approximately 20% of his time working for the Company.

         WILLIAM P. DOLAN has been the Company's Vice President--Finance since July 1996. Prior thereto, he had been the Company's Treasurer and Secretary since 1989. Mr. Dolan graduated from the William Paterson College of New Jersey and is a Certified Public Accountant.

         JOHN HOLODNICKI has been a Vice President--Sales at the Company since 1994. From 1981 to 1994, he was a Vice President--Sales at HIT Industries, an importer of business computer cases. Mr. Holodnicki earned a degree in Marketing from the University of Illinois in 1975.

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

ITEM 11.          EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or accrued by the Company during the three fiscal years ended April 30, 1997 (i) to its Chief Executive Officer, (ii) its other two Executive Officers and (iii) two additional non-Executive Officers whose cash compensation exceeded $100,000 per year in any such year:

10-K/A FYE 4/30/97                                   DYNAMIC INTERNATIONAL, LTD.


                                        SUMMARY COMPENSATION TABLE (1) (2)
Name/Principal                     Year Ended          Annual Compensation                  All Other
Position                            April 30         Salary            Bonus             Compensation (3)
------------------------------------------------------------------------------------------------------------
Marton B. Grossman                    1997           $0                                      $31,200
President & Director                  1996           $0                                      $18,200
                                      1995           $0                                      $0
------------------------------------------------------------------------------------------------------------
Isaac Grossman                        1997           $0                                      $32,240
Director, Treasurer                   1996           $0                                      $18,200
                                      1995           $0                                      $0
------------------------------------------------------------------------------------------------------------
William P. Dolan                      1997           $100,000                                $0
Vice President-Finance                1996           $100,000                                $0
                                      1995           $ 97,691                                $0
------------------------------------------------------------------------------------------------------------
John Holodnicki                       1997           $120,000                                $0
Vice President                        1996           $120,000                                $0
                                      1995           $ 97,046                                $0
------------------------------------------------------------------------------------------------------------
Marvin Cooper (4)                     1997           $128,125                                $0
Executive Vice President              1996           $182,876                                $0
                                      1995           $250,099                                $0
------------------------------------------------------------------------------------------------------------

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

(3) Consists of estimated portion of the fees payable to Achim under the Warehousing Agreement attributable to Marton Grossman's and Isaac Grossman's activities performed on behalf of the Company. Marton Grossman is the sole shareholder, and Isaac Grossman is an employee of Achim. See ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

The following table sets forth the number of shares of Common Stock to be issued to Marton Grossman under the Bonus Agreement:

                                                                              Estimated Future Payments
                                                    Performance or Other           Under Non-Stock
                           Number of Shares,           Period Until               Price-Based Plans
                            Units or Other             Maturation or          --------------------------
Name                            Rights                     Payout             Threshold  Target  Maximum
----                       -----------------        ---------------------     --------------------------
Marton B. Grossman            2,000,000               April 30, 2000              *       *       *
----------------------------------------------------------------------------------------------------

         *The number of shares to be issued in a particular fiscal year is based on the criteria set forth above.

10-K/A FYE 4/30/97                                   DYNAMIC INTERNATIONAL, LTD.


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

Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the period from May 1, 1996 through April 30, 1997, other than Forms 3 that were filed late with respect to Messrs. Marton and Isaac Grossman and William Dolan and the Marton Grossman Annuity Trust, all Section 16(a) filing requirements applicable to its officers, directors and greater-than-10% beneficial owners were complied with.

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

                                                                  Shares Owned Beneficially
                                                                      and of Record (1)
                                                                      -----------------
         Name and Address                                     No. of Shares             % of Total
         ----------------                                     -------------             ----------
         Marton B. Grossman (2)                                2,976,000                   93.0
         Isaac Grossman (3)                                    2,976,000                   93.0
         William P. Dolan                                            123                      *
         John Holodnicki                                              11                      *
         All Officers and Directors
              as a Group (3 persons)                           2,976,134                   93.0
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

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with the plan of reorganization, MG purchased from the Company's principal lender a note in the principal amount of approximately $6,822,530. MG is wholly owned by Marton B. Grossman, the Company's Chairman and President. The note was subsequently repaid by the Company through the issuance of 2,976,000 shares of Common Stock to MG. MG assigned the Common Stock to a trust for the benefit of members of Mr. Grossman's family.

10-K/A FYE 4/30/97                                   DYNAMIC INTERNATIONAL, LTD.


Also in connection with the Plan, MG Holding loaned approximately $1,205,000 to the Company to consummate the Plan and for related expenses. The Company issued a promissory note to MG Holding evidencing the loan and granted it a security interest in all of the Company's assets. The promissory note is to be paid in 24 monthly installments commencing September 5, 1996. The note accrues interest at the Citibank prime rate plus 1%. The weighted average interest rate as of the date hereof and at April 30, 1997 was 9.35% and 9.25%, respectively. As of April 30, 1997, the Company had accrued interest in the amount of $37,219 in connection with this loan. As of June 30, 1997, the amount of interest owed amounted to $54,197. In July 1997, the Company and MG Holding agreed that no principal or interest payments under the note would be due until the consummation of this offering or the scheduled maturity of the note, whichever occurs earlier.

Pursuant to the Warehousing Agreement, Achim performs certain administrative services on behalf of the Company. Under the Warehousing Agreement, Achim assists, among other things, in the maintenance of financial and accounting books and records, in the preparation of monthly financial accounts receivable aging schedules and other reports and credit checks on the Company's customers.

In consideration of these services, Achim receives an annual fee, payable monthly, calculated as a percentage of the Company's invoiced sales originating at the warehouse ranging from 4% of invoiced sales under $30,000,000 to 3% for sales of $60,000,000 or more. For sales not originating at the warehouse, Achim receives a service fee in the amount of 1.5% of the Company's invoiced sales to customers and account located in the United States if payment is made by letter of credit and 1% if such customers and accounts are located outside the United States, irrespective of manner of payment.

In addition, under the Warehousing Agreement, Achim provides warehousing services consisting of receiving, shipping and storing of the Company's merchandise. The Company pays Achim a monthly fee of 3% of its invoiced sales originating at the warehouse in connection with these warehousing services performed by Achim under the Warehousing Agreement.

The Warehousing Agreement has a term of two years and is automatically renewable for additional one-year periods unless written notice of termination is given at least six months prior to the commencement of a renewal period. During the fiscal year ended April 30, 1997, the Company accrued approximately $458,488 in fees under the Warehousing Agreement consisting of $94,907 for the three months ended July 31, 1996 and $363,580 for the nine months ended April 30, 1997.

Achim is wholly owned by Marton B. Grossman, the Company's Chairman and President. The Company believes that the terms of the Warehousing Agreement with Achim are at least as favorable as would have been obtained from an unaffiliated third party.

In addition, pursuant to an unwritten understanding, Achim arranges for the issuance by its financial lender of letters of credit in favor of the Company's overseas suppliers, thereby enabling the Company to finance the purchases of its inventory. Also, from time to time, when taking deliveries from domestic suppliers, Achim purchases products from the manufacturer and resells them to the Company in order to accommodate Achim's commercial lenders who often require a security interest in the merchandise until it has been sold and the lender has been repaid. The Company pays Achim for the amount actually paid to the supplier (including any applicable discounts) without markup, reimburses Achim for its bank charges and pays it interest at the prime rate plus 1% on the unpaid balance of the purchases. As of April 30, 1997, the Company owed an amount of $2,590,360 in principal and interest under this arrangement. See ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS. As of June 30, 1997, this sum had decreased to $1,871,029, including interest of $276,894. The weighted average interest rate paid by the Company to Achim at June 30, 1997, April 30, 1997 and April 30, 1996 was 9.37%, 9.25% and 11.5%, respectively.

10-K/A FYE 4/30/97                                   DYNAMIC INTERNATIONAL, LTD.


The Company occupies a warehouse consisting of approximately 54,400 square feet, of which 4,500 square feet are dedicated to office space, located at 58 Second Avenue, Brooklyn, New York. The property is owned by Sym Holding Corp. which is owned by Isaac Grossman and one of his siblings. Isaac Grossman is the Company's Vice Chairman, Treasurer and Secretary. The property is leased to Achim which makes the property available to the Company. Other than the fees payable by the Company under the Warehousing Agreement, the Company pays no rent for the property. See ITEM 1. BUSINESS--"Management Agreement with Achim Importing Co., Inc" and ITEM 2. PROPERTIES.

10-K/A FYE 4/30/97                                   DYNAMIC INTERNATIONAL, LTD.


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

10-K/A FYE 4/30/97                                   DYNAMIC INTERNATIONAL, LTD.


                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    DYNAMIC INTERNATIONAL, LTD.






                                                    By: /s/ MARTON B. GROSSMAN
                                                        -----------------------
                                                        Marton B. Grossman
                                                        Chairman and President


Dated: 3rd day of December, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of the 3rd day of December, 1997 by the following persons on behalf of Registrant and in the capacities indicated.






By: /s/ MARTON B. GROSSMAN                 By: /s/ SHEILA GROSSMAN
    ------------------------------             ------------------------------
    Marton B. Grossman                         Sheila Grossman
    Chairman and President                     Director





By: /s/ ISAAC GROSSMAN                     By:
    ------------------------------             ------------------------------
    Isaac Grossman                             Bernard Goldman
    Vice Chairman, Treasurer & Secretary       Director





By: /s/ WILLIAM P. DOLAN                   By:
   ------------------------------              ------------------------------
    William P. Dolan                           Harry P. Braunstein
    Vice President--Finance                    Director
    (Chief Financial & Accounting Officer)

10-K/A FYE 4/30/97                                   DYNAMIC INTERNATIONAL, LTD.


                                    EXHIBITS

1        Form of Underwriting Agreement (1)

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

10.03    Endorsement Agreement dated December 22, 1994 with Kathy Ireland (5)

10.04 Warehousing and Service Agreement dated as of September 1, 1996 with Achim Importing Co., Inc.(5)

10.05 License Agreement dated November 1, 1996 by and between New Century Marketing & Distributors, Inc. and Dynamic Insulated Products, Inc.
         (1)

10.06    Bonus Agreement with Marton Grossman (1)

16.01    Letter from Hoberman Miller & Co. dated October 23, 1996 (5)

------------------------------------------------------------------------------

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

         (3) Incorporated by reference to the Company's Report on Form 8-K filed October 3, 1996.

         (4) Incorporated by reference to the Annual Report on Form 10-K for 1994 for Dynamic Classics, Ltd. (File No. 0-8376).

         (5) Incorporated by reference to the Annual Report on Form 10-K for 1996.

         (6) Incorporated by reference to the Current Report on Form 8-K/A dated October 23, 1996

                          DYNAMIC INTERNATIONAL, LTD.
                                 AND SUBSIDIARY

                              FINANCIAL STATEMENTS

                                 APRIL 30, 1997

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

   Notes to Financial Statements                                              F-9 to F-24

Independent Auditor's Report on Supplemental Schedule                            F-25

   Schedule II - Valuation and Qualifying Accounts                               F-26

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

New York, New York
June 27, 1997, except as
to Note 4, for which the
date is July 10, 1997

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Dynamic International, Ltd.

We have audited the accompanying statements of operations, stockholders' equity (deficit) and cash flows of dynamic International, Ltd. (formerly Dynamic Classics, Ltd., see Note 2) and Subsidiary for the year ended April 30, 1995. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Dynamic International, Ltd. (formerly Dynamic Classics, Ltd.) and Subsidiary for the year ended April 30, 1995 in conformity with generally accepted accounting principles.


As more fully discussed in Note 2, the Company, on August 23, 1995, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Act.






                          /s/ HOBERMAN, MILLER & CO., P.C.
                          ---------------------------------
                              Hoberman, Miller & Co., P.C.



New York, New York
June 26, 1996

                   DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                      REORGANIZED         PREDECESSOR
                                                                        COMPANY             COMPANY
                                                                        APRIL 30,           APRIL 30,
                                                                         1997                 1996
                                                                      -----------         -----------
                                          ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                         $    43,543         $    26,515
     Accounts receivable - trade (net of allowance for doubtful
       accounts of $167,000 in 1997 and 1996)                              887,089           1,036,927
     Due from suppliers                                                     65,273              26,760
     Inventory                                                           3,301,735           2,384,469
     Prepaid expenses                                                       60,272              81,693
     Miscellaneous receivables                                               2,658             135,039
     Prepaid and refundable income taxes                                    39,914             291,146
                                                                       -----------         -----------
          Total Current Assets                                           4,400,484           3,982,549
                                                                       -----------         -----------

PROPERTY AND EQUIPMENT
     Tools and dies                                                        707,939             707,939
     Furniture and equipment                                               102,205             102,205
     Capitalized equipment leases                                          576,071             576,071
                                                                       -----------         -----------
                                                                         1,386,215           1,386,215
     Accumulated depreciation                                           (1,260,924)         (1,156,160)
                                                                       -----------         -----------
          Total Property and Equipment, net                                125,291             230,055
                                                                       -----------         -----------

OTHER ASSETS
     Due from suppliers                                                     36,142              36,142
     Security deposits                                                       4,650               4,650
     Deferred stock offering costs                                         116,023                  --
     Reorganization value in excess of amounts allocable to
       identifiable assets, net                                            124,472                  --
                                                                       -----------         -----------
          Total Other Assets                                               281,287              40,792
                                                                       -----------         -----------
TOTAL ASSETS                                                           $ 4,807,062         $ 4,253,396
                                                                       ===========         ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                                            REORGANIZED         PREDECESSOR
                                                                              COMPANY             COMPANY
                                                                             APRIL 30,            APRIL 30,
                                                                               1997                 1996
                                                                            -----------         -----------
                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts payable and accrued expenses - non related                    $   846,234           1,009,248
     Accounts payable and accrued expenses - related party                    2,627,580           2,129,893
     Capital lease obligations - current                                         24,228              48,731
     Income taxes payable                                                       103,700                  --
     Loan payable - related party                                               844,531             557,000
     Other liabilities                                                               --             531,561
                                                                            -----------         -----------
            Total Current Liabilities                                         4,446,273           4,276,433
                                                                            -----------         -----------

OTHER LIABILITIES
     Capital lease obligations, net of current portion                               --              23,965
     Loan payable - related party                                               215,254                  --
                                                                            -----------         -----------
            Total Other Liabilities                                             215,254              23,965
                                                                            -----------         -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, par value $.01 per share; authorized
         5,000,000 shares; issued 1,744,396 shares                                   --              17,444
     Common stock, par value $.001 per share; authorized
         50,000,000 shares; issued 3,198,798 shares                               3,199                  --
     Additional paid in capital                                                  22,940             590,291
     Accumulated deficit                                                             --            (637,237)
     Retained Earnings (since July 31, 1996, date of reorganization,
         total deficit eliminated was $713,601)                                 119,399                  --
                                                                            -----------         -----------
                                                                                145,538             (29,502)
     Less: Treasury stock, at cost, 15,000 shares                                    --             (17,500)
     Less: Treasury stock, at cost, 540 shares                                       (3)                 --
                                                                            -----------         -----------
            Total Stockholders' Equity (Deficit)                                145,535             (47,002)
                                                                            -----------         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 4,807,062         $ 4,253,396
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

                   DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        REORGANIZED     PREDECESSOR
                                                          COMPANY        COMPANY
                                                      FOR THE NINE     FOR THE THREE                PREDECESSOR COMPANY
                                                       MONTHS ENDED      MONTHS ENDED               FOR THE YEARS ENDED
                                                        APRIL 30,          JULY 31,                      APRIL 30,
                                                          1997              1996                1996                  1995
                                                       ----------        -----------         ------------         ------------
REVENUES
   Sales                                               $7,492,729        $ 1,983,164         $  7,151,715         $ 32,533,097
   Other income                                            54,642             10,201               98,272               70,638
                                                       ----------        -----------         ------------         ------------
                                                        7,547,371          1,993,365            7,249,987           32,603,735
COST OF SALES                                           4,850,002          1,454,637            9,480,484           34,761,846
                                                       ----------        -----------         ------------         ------------
GROSS PROFIT (LOSS)                                     2,697,369            538,728           (2,230,497)          (2,158,111)
                                                       ----------        -----------         ------------         ------------
OPERATING EXPENSES
   Research and development                                 4,042                 --              101,992               44,962
   Shipping expenses                                      452,093            116,894              738,681            1,198,563
   Selling expenses                                       686,214            198,993            1,254,006            2,455,493
   Advertising and promotion                              152,563              1,819              389,672              346,400
   General and administrative                             931,683            238,791            4,198,800            3,720,998
   Interest and bank charges - non related
     (Contractual interest of $806,937 for
     the year ended April 30, 1996)                        21,462              4,174              248,625            1,384,898
   Interest and bank charges - related party              177,339             53,096              134,928                   --
                                                       ----------        -----------         ------------         ------------
                                                        2,425,396            613,767            7,066,704            9,151,314
                                                       ----------        -----------         ------------         ------------
REORGANIZATION ITEMS:
   Bankruptcy administration costs                         48,874              1,325              449,693                   --
                                                       ----------        -----------         ------------         ------------

INCOME (LOSS) BEFORE
   PROVISION FOR INCOME TAXES                             223,099            (76,364)          (9,746,894)         (11,309,425)
                                                       ----------        -----------         ------------         ------------

INCOME TAX PROVISION (BENEFIT)
   Current                                                103,700                 --                   --             (396,143)
   Deferred                                                    --                 --           (7,511,000)             314,053
                                                       ----------        -----------         ------------         ------------
                                                          103,700                 --           (7,511,000)             (82,090)
                                                       ----------        -----------         ------------         ------------
INCOME (LOSS) BEFORE
   EXTRAORDINARY ITEM                                     119,399            (76,364)          (2,235,894)         (11,227,335)
                                                       ----------        -----------         ------------         ------------

EXTRAORDINARY ITEM:
   Gain on discharge of prepetition liabilities                --                 --           16,692,193                   --
   Income tax provision                                        --                 --            7,511,000                   --
                                                       ----------        -----------         ------------         ------------
   Extraordinary gain net of income tax                        --                 --            9,181,193                   --
                                                       ----------        -----------         ------------         ------------
NET INCOME (LOSS)                                      $  119,399        $   (76,364)        $  6,945,299         $(11,227,335)
                                                       ==========        ===========         ============         ============

INCOME  PER SHARE OF COMMON
   SHARES                                              $     0.04

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES                                        3,198,258

The earnings per share as it relates to the predecessor company is not meaningful due to the reorganization.

                  The accompanying notes are an integral part of these consolidated financial statements.

                   DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                              Additional           Retained           Treasury         Stockholders'
                                                Common          Paid in            Earnings             Stock            Equity
                                                Stock           Capital            (Deficit)           at Cost           (Deficit)
                                               --------        ---------         ------------         --------         ------------
Balance - May 1, 1994                          $ 17,444        $ 590,291         $  3,644,799         $(17,500)        $  4,235,034

Net Loss                                             --               --          (11,227,335)              --          (11,227,335)
                                               --------        ---------         ------------         --------         ------------

Balance - April 30, 1995                         17,444          590,291           (7,582,536)         (17,500)          (6,992,301)

Net Income                                           --               --            6,945,299               --            6,945,299
                                               --------        ---------         ------------         --------         ------------

Balance - April 30, 1996                         17,444          590,291             (637,237)         (17,500)             (47,002)

Net Loss for the Three Months Ended
   July 31, 1996                                     --               --              (76,364)              --              (76,364)
                                               --------        ---------         ------------         --------         ------------

Balance - July 31, 1996                          17,444          590,291             (713,601)         (17,500)            (123,366)

Eliminate predecessor equity accounts and
   to reflect new issuance of shares in
   connection with fresh start                   (1,450)        (580,146)             713,601           17,497              149,502
                                               --------        ---------         ------------         --------         ------------

                                                 15,994           10,145                   --               (3)              26,136

To reflect 1 for 5 reverse stock split          (12,795)          12,795                   --               --                   --
                                               --------        ---------         ------------         --------         ------------

Balance - July 31, 1996                           3,199           22,940                   --               (3)              26,136

Net income for the Nine Months Ended
   April 30, 1997                                    --               --              119,399               --              119,399
                                               --------        ---------         ------------         --------         ------------

Balance - April 30, 1997                       $  3,199        $  22,940         $    119,399         $     (3)        $    145,535
                                               ========        =========         ============         ========         ============


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

                   DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             REORGANIZED       PREDECESSOR
                                                               COMPANY           COMPANY
                                                             FOR THE NINE      FOR THE THREE             PREDECESSOR COMPANY
                                                             MONTHS ENDED      MONTHS ENDED              FOR THE YEARS ENDED
                                                              APRIL 30,          JULY 31,                   APRIL 30,
                                                                1997              1996               1996               1995
                                                             -----------        ---------        -----------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (loss)                                         $   119,399        $ (76,364)       $ 6,945,299        $(11,227,335)
   Adjustments to reconcile net income (loss) to
     net cash provided (used) by operating activities:
       Depreciation and amortization                              87,681           26,191            220,400             268,148
       Amortization of deferred interest under
         capital leases                                               --               --                 --              17,979
       Reserve for bad debts                                          --               --            167,000                  --
       Loss on disposal of property
          and equipment                                               --               --             71,030                  --
       Deferred income taxes                                          --               --         (7,511,000)            314,053
       Income on partial discharge of
         capital lease obligations                                    --               --            (77,403)                 --
       Interest converted to principal                            11,439           36,670                 --                  --
       Reorganization item:
         Gain on discharge of debt, net
          of income tax                                               --               --         (9,181,193)                 --
         Cash distribution                                      (515,638)              --                 --                  --
       Changes in operating assets and liabilities:
         (Increase) Decrease in operating assets:
          Accounts receivable and due
            from suppliers                                       482,254         (221,255)           220,882           6,843,636
          Inventory                                           (1,032,882)         115,616          1,065,821           3,260,017
          Prepaid expenses                                       122,017         (100,596)           168,856            (183,186)
          Miscellaneous receivables                              132,379               --           (108,179)             51,352
          Prepaid and refundable income taxes                    252,046             (812)                --            (291,146)
          Security deposits                                           --               --             86,858              (3,537)
         Increase (Decrease) in operating liabilities:
          Prepetition liabilities                                     --               --          8,614,728                  --
          Accounts payable and accrued expenses                  (56,766)         155,784         (1,828,715)          1,949,987
          Income taxes payable                                   103,700               --                 --            (200,770)
                                                             -----------        ---------        -----------        ------------
       Net Cash Provided (Used) by
         Operating Activities                                $  (294,371)       $ (64,766)       $(1,145,616)       $    799,198
                                                             -----------        ---------        -----------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                 --               --            (47,933)           (143,995)
                                                             -----------        ---------        -----------        ------------

       Net Cash Used by Investing Activities                 $        --        $      --        $   (47,933)       $   (143,995)
                                                             -----------        ---------        -----------        ------------


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                     REORGANIZED      PREDECESSOR
                                                       COMPANY         COMPANY
                                                     FOR THE NINE    FOR THE THREE            PREDECESSOR COMPANY
                                                     MONTHS ENDED    MONTHS ENDED             FOR THE YEARS ENDED
                                                      APRIL 30,        JULY 31,                   APRIL 30,
                                                        1997            1996               1996                1995
                                                     ---------        --------        -----------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable                       $      --        $     --        $ 3,393,628        $ 24,250,741
   Repayment of notes payable                               --              --                 --         (26,460,130)
   Proceeds from notes payable - related party         600,000              --                 --                  --
   Repayment of notes payable - related party         (145,324)             --                 --                  --
   Proceeds from loan payable - related party               --              --            557,000                  --
   Proceeds from bankers acceptances                        --              --          1,118,556           9,321,558
   Repayment of bankers acceptances                         --              --         (4,127,139)         (7,876,394)
   Repayment of officer's loans payable                     --              --                 --              (2,373)
   Repayment of capital lease obligations              (29,656)        (18,812)           (64,552)           (109,308)
   Proceeds from insurance note payable                     --          77,225                 --                  --
   Repayment of insurance note payable                 (62,020)        (15,205)                --                  --
   Payment of deferred offering costs                  (30,043)             --                 --                  --
                                                     ---------        --------        -----------        ------------

       Net Cash Provided (Used) by
         Financing Activities                          332,957          43,208            877,493            (875,906)
                                                     ---------        --------        -----------        ------------

Net Increase (Decrease) in Cash and
   Cash Equivalents                                     38,586         (21,558)          (316,056)           (220,703)

Cash and Cash Equivalents, beginning of period           4,957          26,515            342,571             563,274
                                                     ---------        --------        -----------        ------------

Cash and Cash Equivalents, end of period             $  43,543        $  4,957        $    26,515        $    342,571
                                                     =========        ========        ===========        ============
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the periods for:
     Interest                                        $  25,451        $  1,553        $   203,964        $  1,196,322
     Income tax                                      $      --        $     --        $        --        $    116,319


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the years ended April 30, 1995 the Company incurred capital lease obligations of $143,855 in connection with lease agreements to acquire equipment.

In July 1996, pursuant to a Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code, the Company discharged approximately $17.2 million of allowed claims including a secured loan in the amount of $6.8 million owed to one creditor. The claims were discharged by a cash payment of $515,638 and the issuance of 3,198,798 shares of common stock. Of this amount, 2,976,000 shares were issued to one creditor which also satisfied $15,923 of loans made by the chief executive officer of the Company to the Company.


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

      f.    Inventories

            Inventories consist principally of finished goods and are stated at the lower of cost, last-in, first-out method, (LIFO) or market.

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

      m. determine whether subsequent events and circumstances warrant revised estimates of useful lives. If impairment is deemed to exist, the excess reorganization value will be written down to fair value or projected discounted cash flows from related operations. As of April 30, 1997, management expects the asset to be fully recoverable.

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

      Chapter 11 claims filed against the Company and subsequently allowed in the bankruptcy proceeding totaled approximately $17.2 million. The Plan discharged such claims through distributions of cash of approximately $515,000 and issuance of shares of new common stock. The cash distributions were paid in August 1996. A total of 3,198,798 shares of new common stock were issued on July 25, 1996 out of which 2,976,000 shares were issued to one secured creditor which also satisfied $15,923 of loans made by the chief executive officer of the Company to the Company (see
      Note 4); 160,000 shares were issued to unsecured creditors, and 62,798 shares were issued to the reconfirmation common stock equity interest holders.

                   DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


2.    REORGANIZATION AND MANAGEMENT PLAN (cont'd)

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






2.    REORGANIZATION AND MANAGEMENT PLAN (cont'd)

      The following is a proforma balance sheet of the reorganized Company based on the discounted cash flows as discussed above.

                                          Balance                                              Reorganized
                                           Sheet              Stock             Fresh             Company
                                       July 31, 1996         Exchange           Start          July 31, 1996
                                        -----------         ---------         ---------         ----------
Current Assets:
   Cash                                 $     4,957                                             $    4,957
   Accounts receivable, net               1,258,182                                              1,258,182
   Inventory                              2,268,853                                              2,268,853
   Prepaid & refundable
    income taxes                            291,960                                                291,960
   Other assets                             328,030                                                328,030
                                        -----------                                             ----------
      Total Current Assets                4,151,982                                              4,151,982
   Fixed assets, net                        203,863                                                203,863
   Other Assets                              56,848                                                 56,848
   Reorganization value in
    excess of amounts allo-
    cable to identifiable assets                                                133,580            133,580
                                        -----------                           ---------         ----------
      Total Assets                      $ 4,412,693                           $ 133,580         $4,546,273
                                        ===========                           =========         ==========

Current Liabilities:
   Loans payable - MG                   $   593,670                                             $  593,670
   Loans payable - Trade                     62,020                                                 62,020
   Accounts payable and
    accrued expenses                      3,294,925                                              3,294,925
   Capital lease obligations                 32,226                                                 32,226
   Other current liabilities                531,561           (15,923)                             515,638
                                        -----------         ---------         ---------         ----------
      Total Current Liabilities           4,514,402           (15,923)                0          4,498,479

Other liabilities                            21,658                                                 21,658
                                        -----------         ---------         ---------         ----------
      Total Liabilities                   4,536,060           (15,923)                0          4,520,137
                                        -----------         ---------         ---------         ----------
Common stock par value                       17,444           (17,444)                              15,994
                                                               15,994
Additional paid in capital                  590,290          (590,291)         (580,021)            10,145
                                                              590,167
Accumulated deficit                        (713,601)                            713,601                  0
                                        -----------         ---------         ---------         ----------
                                           (105,867)           (1,574)          133,580             26,139
Less: treasury stock                        (17,500)           17,497                                   (3)
                                        -----------         ---------         ---------         ----------
      Total Equity                         (123,367)           15,923           133,580             26,136
                                        -----------         ---------         ---------         ----------
Total Liabilities and Equity            $ 4,412,693         $       0         $ 133,580         $4,546,273
                                        ===========         =========         =========         ==========

                   DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


2.    REORGANIZATION AND MANAGEMENT PLAN (cont'd)

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

4.    RELATED PARTY TRANSACTIONS

      Pursuant to a Warehouse and Service Agreement dated as of September 1, 1996 (the "Warehousing Agreement") between the Company and an entity ("Related Party") owned by a major stockholder, the entity performs certain administrative services on behalf of the Company. Under the Warehousing Agreement, the entity assists, among other things, in the maintenance of financial and accounting books and records, in the preparation of monthly financial accounts receivable aging schedules and other reports and in the performance of credit checks on the Company's customers. In consideration for these services, Achim receives an annual fee, payable monthly, calculated at a percentage of the Company's invoiced sales originating at the warehouse ranging from 4% of the invoiced sales under $30 million to 3% of sales of $60 million or more. For sales not originating at the warehouse, Achim receives a service fee in the amount of 1.5% of the Company's invoiced sales to customers and accounts located in the United States if payment is made by letter of credit and 1% if such customers and accounts are located outside the United States, irrespective of manner of payment. In addition, under the Warehousing Agreement, the entity provides warehousing services consisting of receiving, shipping, and storing of the Company's merchandise. The Company pays Achim a monthly fee of 3% of its invoiced sales originating at the warehouse in connection with these warehousing services performed by Achim under the Warehousing Agreement.

      The Warehousing Agreement has a term of two years and is automatically renewable for additional one year periods unless written notice of termination is given at least six months prior to the commencement of a renewal period. During the fiscal year ended April 30, 1997, the Company accrued approximately $458,488 in fees under the Warehousing Agreement. Total warehousing and administrative expenses charged to operations for the nine months ended April 30, 1997 were approximately $364,000, for the three months ended July 31, 1996 were approximately $95,000 and for the year ended April 30, 1996 were approximately $164,000.

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

                  For the Year Ending
                  April 30,
                  1997 (in arrears)          $  237,053
                  1998                          607,478
                  1999                          215,254
                                             ----------
                                             $1,059,785
                                             ==========

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

      There was no income tax liabilities at April 30, 1996. Income tax liabilities at April 30, 1997 included in income taxes payable consist of the following :

                  DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

5.    INCOME TAXES (cont'd)

                                                   1997
                                                   ----
      Current taxes                              $103,700

      Deferred taxes:
         Federal                                       --
         Other income and franchise taxes              --
                                                 --------
            Total Income Tax Liability           $103,700
                                                 ========

      At April 30, 1997, there are no temporary differences that would result in a deferred tax asset or liability. The deferred income tax assets and liabilities at April 30, 1996 consist of the following:

                                                                            1996
                                                                            ----
      DEFERRED TAX ASSETS:
         Bad debt reserves                                              $    75,000
         Difference in book and tax treatment
           for advertising costs                                             16,000
         Net operating loss carryforwards                                 8,783,000
         Other deferred tax assets                                           50,000
                                                                        -----------
           TOTAL DEFERRED TAX ASSETS                                      8,924,000
                                                                        -----------

      DEFERRED TAX LIABILITY (ALLOCATED TO EXTRAORDINARY GAIN):

         Gain on discharge of prepetition
           liabilities                                                    7,511,000
                                                                        -----------
                                                                          7,511,000
                                                                        -----------
         Valuation allowance for deferred
           tax assets                                                    (1,413,000)
                                                                        -----------
                                                                        $        -0-
                                                                        ===========

      The valuation allowance decreased by $1,094,000 in 1996.

                   DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

5.    INCOME TAXES (cont'd)

      A summary of the provision (credit) for income taxes is as follows:

                                Reorganized                Predecessor
                                 Company                      Company
                              --------------      ----------------------------------
                               Nine Months
                                  Ended            Year  Ended         Year Ended
                              April 30, 1997      April 30, 1996      April 30, 1995
                              --------------      --------------      --------------
      Current:
        Federal                $    59,000         $        --         $(401,529)
        State and Local             44,700                  --             5,386
                               -----------         -----------         ---------
                                   103,700                  --          (396,143)
                               -----------         -----------         ---------
      Deferred:
        Federal                         --          (5,675,000)          313,039
        State and Local                 --          (1,836,000)            1,014
                               -----------         -----------         ---------
                                        --          (7,511,000)          314,053
                               -----------         -----------         ---------
                               $   103,700         $(7,511,000)        $ ( 82,090)
                               ===========         ===========         =========

      The reconciliation of the federal statutory income tax expense (credit) to the Company's actual income tax (credit) is as follows:

                                          Reorganized                Predecessor
                                           Company                    Company
                                        --------------    ----------------------------------
                                         Nine Months
                                            Ended          Year  Ended          Year Ended
                                        April 30, 1997    April 30, 1996      April 30, 1995
                                        --------------    --------------      --------------
      U.S. federal income taxes
        at statutory rate                 $  75,900         $ 2,361,000         $(3,845,205)
      Losses for which no benefit
        was provided                             --                  --             982,371
      Change in valuation
        allowance                                --          (1,094,000)          2,506,820
      Reversal of previously
        established tax asset                    --                  --             313,039
      Tax effect of permanent
        differences                           5,400               8,000              17,035
       State income taxes, net of
        federal benefit                      25,000             764,000                  --
      Benefit of unused net
        operating losses                         --          (1,412,000)                 --
      Differences due to change in
        rate                                     --            (627,000)                 --
      Other                                  (2,600)                 --             (56,150)
                                          ---------         -----------         -----------
                                          $ 103,700         $       -0-         $   (82,090)
                                          =========         ===========         ===========

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

            Rent expense for the years ended April 30, 1996 and 1995 was $341,427 and $583,596.

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

      f.    Union Pension Plan

            Certain union employees participate in a multiemployer retirement plan sponsored by their union. The Company is required to pay seven cents ($.07) per hour per employee to the plan. The data available from administrators of the multi- employer plan is not sufficient to determine the accumulated benefit obligation, nor the net assets attributable to the multiemployer plan in which Company employees participate. As of October 1995, the Company no longer has any union employees. For the years ended April 30, 1996 and 1995 pension expenses for the union employees were $3,745 and $1,680, respectively.

      g.    Litigation

            In the normal course of its operations, the Company has been named as a defendant in several product liability lawsuits that in the opinion of management are not material to the financial statements taken as a whole and are substantially covered by the Company's product liability insurance.

7.    MAJOR CUSTOMERS

      During the year ended April 30, 1996, sales to three major customers were approximately 19%, 18%, and 14% ($1,359,000, $1,287,000 and $1,001,000,
      respectively) of the Company's net sales. At April 30, 1996, accounts receivable from these customers totaled $465,506. During the year ended April 30, 1995, sales to two major customers were approximately 26% and 14% ($8,459,000 and $4,555,000, respectively) of the Company's net sales. At April 30, 1995, there were no accounts receivable from these customers. The Company sells a 10% limited amount to foreign customers. There were no material receivables subject to foreign currency fluctuations.

                  DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

7.    MAJOR CUSTOMERS (cont'd)

      During the nine months ended April 30, 1997 sales to major customers were approximately $3,080,180. At April 30, 1997 accounts receivable from these customers totaled $379,902. During the three months ended July 31, 1996, sales to major customers were approximately $837,450. At July 31, 1996, accounts receivable from these customers totaled $548,726.

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

            The following table sets forth the financial statement effect of the Company's line of treadmills and ski machines for the periods indicated:

                           Reorganized      Predecessor
                            Company           Company
                          for the Nine      for the Three                   Predecessor Company
                         Months Ended       Months Ended                    For the Years Ended
                        April 30, 1997     July 31, 1996         April 30, 1996             April 30, 1995
                        --------------     -------------         --------------             --------------
      Sales                $   --              $   --              $   597,000               $ 23,255,000
      Credits                  --                  --               (3,210,900)                (7,487,000)
                           ------              ------              -----------               ------------
      Net Sales                --                  --               (2,613,900)                15,768,000
      Inventory
        Reserve                --                  --                       --                 (1,320,063)
      Cost of Sales            --                  --                  156,000                (18,604,172)
                           ------              ------              -----------               ------------
      Gross Loss           $   --              $   --              $(2,457,900)              $ (4,156,235)
                           ======              ======              ===========               ============

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

                  DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


10.   OTHER ITEMS (cont'd)

      b.    Public Offering

            The Company is offering for public sale 1,200,000 units, each consisting of one share of common stock, one Class A Warrant and one Class B Warrant at $5.00 per unit. Although no assurance can be given that the sale will be successful, the Company intends to utilize the net proceeds of approximately $4,920,000 for the repayment of current debt, purchase of inventory, general corporate services, and working capital.

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

      c.    Earn Out Agreement

            In March 1997, the Company entered into an agreement with Marton Grossman, the Company's chairman and president which provides for the issuance to Mr. Grossman an aggregate 2,000,000 shares of common stock if the Company reaches certain earnings criteria as follows:

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

                   DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
                         NOTES TO FINANCIAL STATEMENTS
                                  (continued)


10.   OTHER ITEMS (cont'd)

      d.    Consulting Agreement

            The Company anticipates entering into a two year consulting agreement with the underwriter to provide financial consulting services for a fee of $20,000.

      e.    Underwriter's Purchase Warrants

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

      f.    Underwriter Option

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

                  DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


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

              INDEPENDENT AUDITOR'S REPORT ON SUPPLEMENTAL SCHEDULE



To the Board of Directors and Shareholders
Dynamic International, Ltd.

Our report on the consolidated financial statements of Dynamic International, Ltd. and its subsidiary as of April 30, 1997 and 1996 and for the nine months ended April 30, 1997 and three months ended July 31, 1996 is included on page F-1 of this Form S-1. In connection with our audit of such financial statements, we have also audited the related accompanying financial statement Schedule II - Valuation and Qualifying Accounts for the nine months ended April 30, 1997, the three months ended July 31, 1996, and the year ended April 30, 1996.

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




                                   Moore Stephens, P.C.
                                   Certified Public Accountants


New York, New York
June 27, 1997

                      DYNAMIC CLASSICS, LTD. AND SUBSIDIARY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                              REORGANIZED       PREDECESSOR       PREDECESSOR
                                                               COMPANY            COMPANY            COMPANY
                                                             FOR THE NINE       FOR THE THREE     FOR THE YEAR
                                                             MONTH ENDED         MONTH ENDED         ENDED
                                                              APRIL 30,           JULY 31,          APRIL 30,
                                                                1997               1996               1996
                                                              --------           --------           --------
Allowance for doubtful accounts balance - beginning           $167,000           $167,000           $     --
Additions charged to income                                         --                 --            167,000
Recovery of uncollectible accounts - net                            --                 --                 --
Writeoffs of uncollectible amounts                                  --                 --                 --
                                                              --------           --------           --------
Allowance for doubtful accounts balance - ending              $167,000           $167,000           $167,000
                                                              ========           ========           ========