Form 10-Q
period 1997-10-31
DYNAMIC INTERNATIONAL LTD
filed 1997-12-16
CIK 1021097

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter ended October 31, 1997            Commission File Number 0-21475



                           DYNAMIC INTERNATIONAL, LTD.
--------------------------------------------------------------------------------
              (Exact Name of Registrant As Specified In Its Charter)



             Nevada                                           93-1215401
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. employer
incorporation or organization)                            identification no.)



  58 Second Ave., Brooklyn, New York                             11215
---------------------------------------                       ----------
(Address of principal executive office)                       (Zip Code)



                                  718-369-4160
                          ----------------------------
                          (Registrant's telephone no.)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                        Yes  x/            No
                           ------             ------


As of November 30, 1997, 3,198,798 shares of the Registrant's common stock par value $.001 were issued and outstanding.

                                      INDEX
                                                                        Page No.
                                                                        --------
PART I        FINANCIAL INFORMATION

              Consolidated Condensed Balance Sheets
              as of October 31, 1997 and April 30, 1997......................3

              Consolidated Condensed Statements of Operations
              for Six and Three Months Ended October 31, 1997, Three Months Ended October 31, 1996, Three Months Ended
              July 31, 1996..................................................4

              Consolidated Condensed Statements of Cash Flows for
              Six Months Ended October 31, 1997, Three Months Ended
              October 31, 1996, Three Months Ended July 31, 1996.............5

              Notes to Consolidated Condensed Financial Statements
              for Six-Month Periods Ended October 31, 1997 and
              1996...........................................................6

                   1.  Basis of Presentation.................................6
                   2.  Reorganization and Management Plan....................6
                   3.  Inventories...........................................9
                   4.  Per Share Information.................................9
                   5.  Public Offering.......................................9

              Management's Discussion and Analysis of Financial
              Condition and Results of Operations for Six Months
              Ended October 31, 1997 As Compared to Six Months
              Ended October 31, 1996........................................10

                   General..................................................10
                   Plan of Reorganization...................................10
                   Results of Operations....................................11
                   Liquidity and Capital Resources..........................12
                   Seasonality..............................................13

              Management's Discussion and Analysis of Financial
              Condition and Results of Operations for Three Months
              Ended October 31, 1997 As Compared to Three Months
              Ended October 31, 1996........................................14

                   Results of Operations....................................14

Part II       OTHER INFORMATION.............................................16

SIGNATURES..................................................................17

                      Consolidated Condensed Balance Sheets
                                   (Unaudited)

                                                                        Oct. 31, 1997          April 30, 1997
                                                                       --------------         ---------------
Current Assets
--------------
Cash                                                                       $   14,628              $   43,543
Accounts Receivable - (Net of allowance
   for doubtful accounts of $167,000)                                       1,032,209                 887,089
Due from Suppliers                                                             23,378                  65,273
Inventory                                                                   2,385,644               3,301,735
Prepaid Expenses                                                              192,845                  60,272
Miscellaneous                                                                   2,658                   2,658
Income Taxes Receivable                                                        ---                     39,914
                                                                           ----------              ----------
Total Current Assets                                                        3,651,362               4,400,484
Fixed Assets, at Cost, Less Accumulated
   Depreciation                                                                91,118                 125,291
Due from Suppliers                                                             36,142                  36,142
Security Deposits                                                               3,050                   4,650
Deferred Stock Offering Costs                                                 296,544                 116,023
Reorganization value in excess of amounts
   allocable to identifiable assets, net                                      118,400                 124,472
                                                                           ----------              ----------
Total Assets                                                               $4,196,616              $4,807,062
                                                                           ==========              ==========
Liabilities and Shareholders Equity
-----------------------------------
Current Liabilities
-------------------
Accounts Payable & Accrued Expenses,
   Non-related                                                             $  726,802              $  846,234
Accounts Payable & Accrued Expenses,
   Related                                                                  2,146,636               2,627,580
Capital Lease Obligations, Current                                             12,294                  24,228
Income Taxes Payable                                                            3,494                 103,700
Loans payable - related party                                               1,059,785                 844,531
                                                                           ----------              ----------
Total Current Liabilities                                                  $3,949,011               4,446,273
Other Liabilities
-----------------
Loan Payable - related party                                                  ---                     215,254
                                                                           ----------              ----------
Total Liabilities                                                           3,949,011               4,661,527
Shareholders Equity
-------------------
Common Stock                                                                    3,199                   3,199
Additional Paid-In Capital                                                     22,940                  22,940
Retained Earnings (since July 31, 1996,
   date of reorganization, total deficit
   eliminated was $713,601)                                                   221,469                 119,399
                                                                           ----------              ----------
Total                                                                         247,608                 145,538
Less Treasury Stock                                                                (3)                     (3)
                                                                           ----------              ----------
Total Shareholders' Equity                                                    247,605                 145,535
                                                                           ----------              ----------
Total Liabilities & Shareholders Equity                                    $4,196,616              $4,807,062
                                                                           ==========              ==========


See Accompanying Notes to Consolidated Condensed Financial Statements.


                                      Consolidated Condensed Statements of Operations
                        for Six Months Ended October 31, 1997, Three Months Ended October 31, 1997,
                          Three Months Ended October 31, 1996, Three Months Ended July 31, 1996,
                                                        (Unaudited)

                                                                                                         Predecessor
                                                    Reorganized Company                                    Company
                                         --------------------------------------------------------       -------------
                                         For 6 Months         For 3 Months          For 3 Months        For 3 Months
                                             Ended                Ended                 Ended               Ended
                                         Oct. 31, 1997        Oct. 31, 1997         Oct. 31, 1996       July 31, 1996
                                         -------------        -------------         -------------       -------------
Net Sales                                $3,694,425           $1,860,262            $ 3,653,321         $ 1,993,365
Other Income                                 10,858                2,900                 ---                 ---
                                          ---------            ---------             ----------          -------
                                          3,705,283            1,863,162              3,653,321           1,993,365
Cost of Goods Sold                        2,487,510            1,205,176              2,563,612           1,454,637
                                         ----------           ----------             ----------          ----------
Gross Profit                              1,217,773              657,986              1,089,709             538,728
Operating Expenses                          927,088              489,941                744,384             557,822
Interest                                    118,927               59,001                 82,323              57,270
                                          ---------           ----------              ---------           ---------
                                          1,046,015              548,942                826,707             615,092
                                          ---------           ----------              ---------           ---------

Bankruptcy Administration                     1,094                1,094                 28,370               ---
                                          ---------           ----------              ---------           -------
Pretax Income (Loss)                        170,664              107,950                234,632             (76,364)
Provision for Income Taxes                   68,594               44,544                108,490               ---
                                         ----------           ----------              ---------           -------
Net Income (Loss)                        $  102,070           $   63,406            $   126,142         $   (76,364)
                                         ==========           ==========            ===========         ============
Income per Common Share                      0.03                 0.02                   0.04                 ---
Number of Common Shares
   Outstanding                            3,198,258            3,198,258              3,198,258               ---
Cash Dividends per Common
   Share                                    NONE                 NONE                   NONE                NONE



See Accompanying Notes to Consolidated Condensed Financial Statements.


                                      Consolidated Condensed Statements of Cash Flows
                        for Six Months Ended October 31, 1997, Three Months Ended October 31, 1996,
                                           and Three Months Ended July 31, 1996
                                                        (Unaudited)

                                                                       Reorganized Company
                                                           --------------------------------------------------------
                                                           For 6 Months          For 3 Months          For 3 Months
                                                              Ended                 Ended                 Ended
                                                             10/31/97              10/31/96               7/31/96
                                                           -------------        -------------          -------------
Net Cash Provided (Used)
   by Operating Activities                                 $ 165,884             $  (57,879)            $  (64,766)
Cash Flows from Investing
-------------------------
   Activities
   ----------
Acquisition of Property and
   Equipment                                                   ---                     ---                   ---
                                                           ---------                --------             ---------
Net Cash Used in Investing
   Activities                                                  ---                     ---                   ---
Cash Flows from Financing
-------------------------
   Activities
   ----------
Repayments of Capital Leases                                 (14,278)               (14,164)               (18,812)
Proceeds from Insurance Note Payable                           ---                     ---                  77,225
Payments of Insurance Notes Payable                            ---                  (26,580)               (15,205)
Increase in Note Payable to Related
   Party                                                       ---                   95,801                  ---
Payments of Deferred Offering Costs                         (180,521)                  ---                   ---
                                                           ----------             ---------             ----------
Net Cash Provided by Financing
   Activities                                               (194,799)                55,057                 43,208
Net Decrease in Cash                                         (28,915)                (2,822)               (21,558)
Cash and Cash Equivalents--
   Beginning of Period                                        43,543                  4,957                 26,515
                                                           ---------                 ------             ----------
Cash and Cash Equivalents--
   End of Period                                           $  14,628                $ 2,135             $    4,957
                                                           =========                =======             ==========


Supplemental disclosures of Cash Flow information:

Debt Note:   Interest paid during the six months ended October 31, 1997 and the three months ended July 31, 1996 was $0 and $1,553, respectively.

Income Tax Note:  The Company  made  income tax  payments of
                  $163,534 during the six months ended October 31, 1997. The Company made no income tax payments during the three months ended October 31, 1996 and the three months ended July 31, 1996.



See Accompanying Notes to Consolidated Condensed Financial Statements.

              Notes to Consolidated Condensed Financial Statements for Six-Month Periods Ended October 31, 1997 and 1996
                                   (Unaudited)


1.  BASIS OF PRESENTATION:

The consolidated condensed balance sheet as of October 31, 1997 and the related consolidated condensed statements of operations and consolidated condensed statements of cash flows for the six-month periods ended October 31, 1997 and 1996 are unaudited. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of such financial statements have been made.

The April 30, 1997 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-K. The results of operations for the six-month period ended October 31, 1997 are not necessarily indicative of the operating results for the entire year.

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

Chapter 11 claims filed against the Company and subsequently allowed in the bankruptcy proceeding totaled approximately $17,200,000. The Plan discharged such claims through distributions of cash of approximately $515,000 and issuance of shares of new common stock. The cash distributions were paid in August 1996. A total of 3,198,798 shares of new common stock was issued on July 25, 1996, out of which 2,976,000 shares were issued to one secured creditor which also

                                   (Continued)
              Notes to Consolidated Condensed Financial Statements for Six-Month Periods Ended October 31, 1997 and 1996
                                   (Unaudited)

satisfied $15,923 of loans made by the chief executive officer of the Company to the Company; 160,000 shares were issued to unsecured creditors, and 62,798 shares were issued to the reconfirmation common stock equity interest holders.

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

The following is a proforma balance sheet of the reorganized Company based on the discounted cash flows as discussed above:

                                   (Continued)
              Notes to Consolidated Condensed Financial Statements for Six-Month Periods Ended October 31, 1997 and 1996
                                   (Unaudited)

                                                 Balance                                           Reorganized
                                                   Sheet          Stock                                B/S
                                                 7/31/96         Exchange       Fresh Start          7/31/96
                                              ----------         --------       -----------        -----------
Current Assets:
   Cash                                            4,957                                                4,957
   Accounts receivable, net                    1,258,182                                            1,258,182
   Inventory                                   2,268,853                                            2,268,853
   Prepaid & refundable income
      taxes                                      291,960                                              291,960
   Other assets                                  328,030                                              328,030
                                               ---------                                            ---------

      Total Current Assets                     4,151,982                                            4,151,982

Fixed assets, net                                203,863                                              203,863
Other assets                                      56,848                                               56,848
Reorganization value in excess
   of amounts allocable to
   Identifiable assets                             ---                            133,580             133,580
                                               ---------                         --------           ---------

      TOTAL ASSETS                             4,412,693            ---           133,580           4,546,273
                                               =========         ========        ========           =========

Current Liabilities:

   Loans payable--MG                             593,670                                              593,670
   Loans payable--Trade                           62,020                                               62,020
   Accounts payable & accrued
      expenses                                 3,294,925                                            3,294,925
   Capital lease obligations--
      Current                                     32,226                                               32,226
   Other current liabilities                     531,561          (15,923)         ---                515,638
                                               ---------         ---------       -------            ---------

      Total Current Liabilities                4,514,402          (15,923)         ---              4,498,479

Other Liabilities                                 21,658            ---            ---                 21,658
                                               ---------         --------        -------            ---------

   Total Liabilities                           4,536,060          (15,923)         ---              4,520,137
                                               ---------         ---------       -------            ---------

Common stock par value                            17,444          (17,444)         ---                 15,994
                                                                   15,994

Additional paid-in capital                       590,290         (590,291)       (580,021)             10,145
                                                                  590,167

Accumulated deficit                             (713,601)           ---           713,601                ---
                                               ----------        --------        --------           --------

                                                (105,867)          (1,574)        133,580              26,139

Less: Treasury stock                             (17,500)          17,497                                  (3)
                                               ----------        --------        --------           ----------

   Total Equity                                 (123,367)          15,923         133,580              26,136
                                               ----------        --------        --------           ---------

      TOTAL LIABILITIES AND
          EQUITY                               4,412,693             ---          133,580           4,546,273
                                               =========         =========       ========           =========


The other Current Liabilities adjustment is comprised of loans from MG Holdings Corp. to pay creditors pursuant to the Plan. The liability to the reorganized company is $515,638.

                                   (Continued)
              Notes to Consolidated Condensed Financial Statements for Six-Month Periods Ended October 31, 1997 and 1996
                                   (Unaudited)


3.  INVENTORIES:

The inventories consist of finished goods.

4.  PER SHARE INFORMATION:

Per share information for the period ended October 31, 1997 is based on the new shares issued in the reorganization. Therefore, the Company believes that per share information for the period ended July 31, 1996 is not meaningful. All share data for the reorganized Company has been adjusted for a one-for-five reverse stock split which was completed in September 1997.

5.  PUBLIC OFFERING:

The Company is offering for public sale 1,200,000 units, each consisting of one share of common stock, on Class A Warrant and one Class B Warrant at $5.00 per unit. Although no assurance can be given that the sale will be completed, the Company intends to utilize the net proceeds of approximately $4,920,000 for the repayment of current debt, purchase of inventory, general corporate services, and working capital.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                Six Months Ended October 31, 1997 as Compared to
                        Six Months Ended October 31, 1996

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

                                   (Continued)
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                Six Months Ended October 31, 19976 as Compared to
                        Six Months Ended October 31, 1996

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

RESULTS OF OPERATIONS

     Sales for the six months ended October 31, 1997 decreased by $1,952,000, or 34.6% to $3,694,000 from $5,646,000 for the combined periods of the three months ended October 31, 1996 and July 31, 1996 of $3,653,000 and $1,993,000,
respectively. Sales of sports bags/luggage products of $2,132,000 for the six months ended October 31, 1997 were $1,178,000, or 35.5% less than the $3,310,000 of combined sports bags/luggage sales for the three months ended October 31, 1996 and the three months ended July 31, 1996 of $2,196,000 and $1,114,000, respectively. Sales of exercise products of $1,562,000 for the six months ended October 31, 1997 were $774,000, or 32.7% less than the $2,336,000 of combined sales of exercise products for the three months ended October 31, 1996 and the three months ended July 31, 1996 of $1,457,000 and $879,000, respectively.

The Company's gross profit of $1,218,000 for the six months ended October 31, 1997 was $411,000 less than the combined gross profit of $1,629,000 for the three months ended October 31, 1996 and the three months ended July 31, 1996 of $1,090,000 and $539,000, respectively. The reduced gross profit is the result of the lower sales for the six months ended October 31, 1997. Notwithstanding the decline in sales and the resulting decrease in gross profit, the gross profit percentage increased by 4% over the combined six-month period ended October 31, 1996 due to sales of merchandise with a higher gross profit.

The Company's pretax profit of $171,000 for the six months ended October 31, 1997 was $13,000 higher than the combined pretax profit of $158,000 for the three months ended October 31, 1996 and the three months ended July 31, 1996.

The Company believes that the decline in sales for this period is primarily attributable to a shift in focus from increasing sales volume to generating revenues from merchandise that produces a higher gross profit. As a result, approximately $294,000 and $904,000 of the decrease in the Company's exercise and sports bags/luggage products, respectively, were due to a decrease in sales to one customer to whom the Company no longer wished to sell products at prices that would have an adverse impact on its gross profit percentage. The balance of the decrease in sales of the Company's sports bags/luggage line was caused primarily by a large shipment of merchandise which occurred in October 1996 while the current year's shipment of merchandise occurred in November 1997. The Company believes that the decision to shift its focus from an emphasis on revenues to profit as discussed above, represents a positive development that has already resulted in an increase in the gross profit percentage. There can be no assurance that this trend will continue in the future.

                                   (Continued)
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                Six Months Ended October 31, 19976 as Compared to
                        Six Months Ended October 31, 1996

     The following table sets forth the results of operations for the periods discussed above:

                                                                                 Predecessor
                                      Reorganized Company                          Company
                                 -------------------------------------          -------------
                                 For 6 Months            For 3 Months           For 3 Months
                                    Ended                   Ended                  Ended
                                 Oct. 31, 1997           Oct. 31, 1996          July 31, 1996
                                 -------------           -------------          -------------
Net Sales                        $3,694,000              $3,653,000                $1,993,000
Other Income                         11,000                  ---                       ---
                                  ---------              ----------                ----------
                                  3,705,000               3,653,000                 1,993,000
Cost of Goods
   Sold                           2,488,000               2,564,000                 1,455,000
                                  ---------              ----------                ----------
Gross Profit                      1,217,000               1,089,000                   538,000
Operating
   Expenses                         927,000                 744,000                   558,000
Interest                            118,000                  82,000                    57,000
                                  ---------               ---------                 ---------
                                  1,045,000                 826,000                   615,000
                                  ---------               ---------                 ---------
Bankruptcy
   Administration                     1,000                  28,000                     ---
                                  ---------               ---------                 ---------
Pretax Income
   (Loss)                           171,000                 235,000                   (77,000)
Provision for
   Income Taxes                      69,000                 108,000                     ---
                                  ---------               ---------                 ---------

Net Income
   (Loss)                        $  102,000              $  127,000                $  (77,000)
                                 ==========              ==========                ===========



Due to the application of fresh-start accounting, the financial statements for the periods after reorganization are not comparable in any respects to the financial statements for the periods prior to the reorganization. Therefore, a discussion of the changes in operating expense will compare the three months ended October 31, 1997 with the three months ended October 31, 1996. For this discussion, see "Management's Discussion and Analysis of Financial Condition for the Three Months Ended October 31, 1997 as Compared to the Three Months Ended October 31, 1996".


LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided cash of $165,000 for the six months ended October 31, 1997. Net income of $102,000, along with a decrease in inventory of $916,000 due to lower purchases, were the primary providers of cash from operations during the six months ended October 31, 1997.

Net  income  and  inventory   reductions  were  offset  by  increased   accounts
receivable, increases in prepaid expenses and a decrease in accounts payable and accrued expenses of $145,000, $132,000 and $600,000, respectively.

Financing activities used cash of $195,000 due primarily to an increase of $181,000 in costs related to a stock offering. The Company had a negative cash flow of $29,000 for the six months ended October 31, 1997.

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

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
               Three Months Ended October 31, 1997 as Compared to
                       Three Months Ended October 31, 1996

RESULTS OF OPERATIONS

Sales for the three months ended October 31, 1997 were $1,793,000, or 49% lower than the three months ended October 31, 1996. Sales of exercise equipment of $768,000 for the three months ended October 31, 1997 were $690,000, or 47% less than the three months ended October 31, 1996. Sales of the sports bags/luggage products of $1,095,000 for the three months ended October 31, 1997 were $1,103,000, or 50% less than the three months ended October 31, 1996. The Company believes that the decline in sales for this period is primarily attributable to a shift in focus from increasing sales volume to generating revenues from merchandise that produces a higher gross profit. As a result, approximately $294,000 and $904,000 of the decrease in the Company's exercise and sports bags/luggage products, respectively, were due to a decrease in sales to one customer to whom the Company no longer wished to sell products at prices that would have an adverse impact on its gross profit percentage. The balance of the decrease in sales of the Company's sports bags/luggage line was caused primarily by a large shipment of merchandise which occurred in October 1996 while the current year's shipment of merchandise occurred in November 1997. The Company believes that the decision to shift its focus from an emphasis on revenues to profit as discussed above, represents a positive development that has already resulted in an increase in the gross profit percentage. There can be no assurance that this trend will continue in the future.

The Company's gross profit decreased by $432,000 for the three months ended October 31, 1997 compared to the three months ended October 31, 1996. The decrease in the gross profit was primarily the result of the decreased sales. Notwithstanding the decline in sales and the resulting decrease in gross profit, the gross profit percentage increased by 5.5% for the three months ended October 31, 1997 compared to the three months ended October 31, 1996 due to sales of merchandise with a higher gross profit.

Operating expenses for the three months ended October 1997 were $254,000 less than the three months ended October 31, 1996. This decrease is represented approximately by net changes in the following expenses:

              Shipping fees................................$120,000
              Promotional expenses.........................$ 13,000
              Officer salaries.............................$ 38,000
              Insurance....................................$ 30,000
              Professional fees............................$ 58,000

Shipping fees decreased by $120,000 due to the decrease in sales. Promotional expenses decreased by $13,000 due to decreased expenditures in this area. Officer salaries decreased by $38,000 as a result of the departure by the former president of the Company in March 1997. Insurance expense decreased by $30,000 due to lower product liability premiums. Professional fees decreased due to lower expenditures in this area.

Pretax income for the three months ended October 31, 1997 of $107,000 was $128,000, or 54.4% less than the three months ended October 31, 1996, due primarily to the decrease in sales.

The following table sets forth the results of operations for the periods discussed above:

                                   (Continued)
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
               Three Months Ended October 31, 1997 as Compared to
                       Three Months Ended October 31, 1996

                                                                Three Months              Three Months
                                                                   Ended                     Ended
                                                                Oct. 31, 1997             Oct. 31, 1996
                                                                -------------             -------------
          Sales                                                 $ 1,860,000               $ 3,653,000

          Other income                                                3,000                    ---
                                                                  ---------                 ---------

                                                                  1,863,000                 3,653,000

          Cost of sales                                           1,205,000                 2,564,000
                                                                  ---------                 ---------

          Gross profit                                              658,000                 1,089,000

          Operating expenses                                        490,000                   744,000

          Interest                                                   59,000                    82,000
                                                                  ---------                 ---------

                                                                    549,000                   826,000

          Bankruptcy administration                                   1,000                    28,000
                                                                  ---------                 ---------

          Pretax income                                             108,000                   235,000

          Provision for income taxes                                 45,000                   109,000
                                                                  ---------                 ---------

          Net income                                            $    63,000               $   126,000
                                                                ===========               ===========


                                     Part II



                                OTHER INFORMATION



                                 Not Applicable

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           DYNAMIC INTERNATIONAL, LTD.









Date December 16, 1997         By /s/ William P. Dolan
                                 ______________________________________________
                                  William P. Dolan, Vice President, Finance