Form 10-Q
period 1998-01-31
DYNAMIC INTERNATIONAL LTD
filed 1998-03-17
CIK 1021097

                                   FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter ended January 31, 1998            Commission File Number 0-21475



                           DYNAMIC INTERNATIONAL, LTD.
              (Exact Name of Registrant As Specified In Its Charter



             Nevada                                             93-1215401
(State or other jurisdiction o                                I.R.S. employer
incorporation or organization)                               identification no.)



  58 Second Ave., Brooklyn, New York                                    11215
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

                           Yes   /x/            No



As of February 28, 1998, 4,418,798 shares of the Registrant's common stock par value $.001 were issued and outstanding.

                                      INDEX

                                                                                                           Page No.
PART I        FINANCIAL INFORMATION

              Consolidated Condensed Balance Sheets
              as of January 31, 1998 and April 30, 1997........................................................3

              Consolidated Condensed Statements of Operations
              for Nine Months and Three Months Ended January 31,
              1998, Six Months Ended January 31, 1997
              Three Months Ended July 31, 1996.................................................................4

              Consolidated Condensed Statements of Stockholders' Equity........................................5

              Consolidated Condensed Statements of Cash Flows for
              Nine Months Ended January 31, 1998, Six Months Ended
              January 31, 1997, Three Months Ended July 31, 1996...............................................6



              Notes to Consolidated Condensed Financial Statements
              for Nine-Month Periods Ended January 31, 1998 and
              1997.............................................................................................7

                   1.  Basis of Presentation...................................................................7
                   2.  Reorganization and Management Plan......................................................7
                   3.  Inventories.............................................................................10
                   4.  Per Share Information...................................................................10
                   5.  Public Offering.........................................................................10

              Management's Discussion and Analysis of Financial
              Condition and Results of Operations for Nine Months
              Ended January 31, 1998 As Compared to Nine Months
              Ended January 31, 1997...........................................................................11

                   General.....................................................................................11
                   Plan of Reorganization......................................................................11
                   Results of Operations.......................................................................12
              Management's Discussion and Analysis of Financial
              Condition and Results of Operations for Three Months
              Ended January 31,1998 As Compared to Three Months
              Ended January 31, 1997...........................................................................14
                   Liquidity and Capital Resources.............................................................14
                   Seasonality.................................................................................14

Part II       OTHER INFORMATION................................................................................15

SIGNATURES.....................................................................................................16

                         Dynamic International, Ltd.

                     Consolidated Condensed Balance Sheets
                                   (Unaudited)

                                                             Jan. 31, 1998          April 30, 1997
                                                             -------------           -------------
                                                                                      (Restated)
Current Assets
Cash                                                         $ 2,015,437                  43,543
Accounts Receivable - (Net of allowance
for doubtful accounts of $167,000                              1,287,205                 887,089
Due from Suppliers                                                54,238                  65,273
Inventory                                                      2,507,130               3,325,795
Prepaid Expenses                                                 421,775                  60,272
Miscellaneous                                                      4,158                   2,658
Income Taxes Receivable                                              -0-                  39,914
                                                             -----------             -----------
Total Current Assets                                           6,289,943               4,424,544
Fixed Assets, at Cost, Less Accumulated
   Depreciation                                                   74,032                 125,291
Due from Suppliers                                                   -0-                  36,142
Security Deposits                                                  3,050                   4,650
Deferred Stock Offering Costs                                        -0-                 116,023
Reorganization value in excess of amounts
   allocable to identifiable assets, net                         115,364                 124,472
                                                             -----------             -----------
Total Assets                                                 $ 6,482,389             $ 4,831,122
                                                             ===========             ===========
Liabilities and Shareholder's Equity (Deficit)
Current Liabilities
Accounts Payable & Accrued Expenses,
  Non-related                                                $   267,860             $   846,234
Accounts Payable & Accrued Expenses,
   Related                                                       934,806               2,627,580
Capital Lease Obligations, Current                                 1,208                  24,228
Income Taxes Payable                                              34,856                  91,872
Loans payable - related party                                        -0-                 844,531
                                                             -----------             -----------
Total Current Liabilities                                      1,238,730               4,434,445
Other liabilities                                                 ---                      ---
Loan Payable - related party                                                             215,254
                                                             -----------             -----------
Total Liabilities                                              1,238,730               4,649,699

Shareholders Equity
Common Stock                                                       4,399                   3,199
Additional Paid-In Capital                                     4,904,663                  22,940
Retained Earnings                                                334,600                 155,287
                                                             -----------             -----------
Total                                                          5,243,662                 181,426
Less Treasury Stock                                                   (3)                     (3)

Total Shareholders' Equity                                     5,243,659                 181,423
                                                             -----------             -----------
Total Liabilities & Shareholders Equity                      $ 6,482,389             $ 4,831,122
                                                             ===========             ===========

See Accompanying Notes to Consolidated Condensed Financial Statements.

                         Dynamic International, Ltd.

                                  Consolidated Condensed Statements of Operations

                                                  Reorganized Company                                  Predecessor Co.
                         ---------------------------------------------------------------------         ---------------

                         Nine months       Three months          Six months       Three months        Three months
                         End.1/31/98       End.1/31/98           End.1/31/97      End.1/31/97         End.7/31/96

                                                                 (Restated)        (Restated)
Net Sales                 6,148,447        $2,454,022           $6,203,405         $2,550,083           $1,983,164

Other
Income                       24,286            13,428               11,735             11,736              10,201

                            -------          --------               ------             ------              ------

                          6,172,733         2,467,450            6,215,140          2,561,819           1,993,365

Cost of Goods sold        4,253,902         1,829,948            4,240,892          1,677,300           1,454,637
                          ---------         ---------            ---------          ---------           ---------

Gross Profit              1,918,831           637,502            1,974,248            884,519             538,728

Operating Expenses        1,468,840           541,751            1,504,258            759,874             557,822
Interest                    145,164            26,237              156,880             74,557              57,270
                           --------          --------            ---------           --------             -------

                          1,614,004           567,988            1,661,138            834,431             615,092

Bankruptcy                    1,093               -0-               34,159              5,789                -0-
Administration

Income (Loss)
Before Tax                  303,734            69,514              278,951             44,299             (76,364)

Provision for
Income Taxes                124,421            27,163              113,244             15,791                   0
                           --------           -------              -------             ------            --------

Income (Loss)              $179,313           $42,351             $165,707            $28,508            $(76,364)
                           ========           =======             ========            =======            ========

Income per Common             0.053            $0.011               $0.052             $0.009
 Share: Basic

Weighted Average
Number of Common
Shares Outstanding        3,369,687         3,706,954            3,198,258          3,198,258

See Accompanying Notes to Consolidated Condensed Financial Statements.

                                                                               6
                           Dynamic International Ltd.
           Consolidated Condensed Statements of Stockholders' Equity

                                                       Additional      Retained      Treasury       Stockholders'
                                        Common         Paid            Earnings      Stock          Equity
                                        Stock          Capital         (DEFICIT)     at Cost        (Deficit)
                                        --------      ---------       ----------     -------        -----------
Balance -- May 1, 1995                  17,444         590,291        (7,582,536)    (17,500)       (6,992,301)
Net Income                                                             6,945,299                     6,945,299
                                        --------      ---------       ----------     -------        ----------
Balance -- April 31, 1996               17,444         590,291          (637,237)    (17,500)          (47,002)

Net loss for the three
months ended July 31, 1996                                               (76,364)                      (76,364)
                                        --------      ---------       ----------     -------        ----------
Balance- July 31, 1996                  17,444         590,291          (713,601)    (17,500)         (123,366)

Eliminate predecessor
equity accounts and to
reflect new issuance of
shares in connection with
fresh start                             (1,450)       (580,146)          713,601      17,497           149,502
                                        --------     ---------        ----------     -------        ----------
                                        15,994          10,145                 0          (3)           26,136
To reflect 1 for 5 reverse
 split                                 (12,795)         12,795                                               0
                                        --------     ---------        ----------     -------        ----------
Balance -- July 31, 1996                 3,199          22,940                 0          (3)           26,136

Adjustment at the date of the
implementation of fresh start
accounting for the cumulative effect
of applying retroactively the new
method of valuing inventories at                                                                             0
August 1, 1996                                                           145,205                       145,205

Net income for the Nine
Months Ended April 30, 1997                                               10,082                        10,082
                                                                                                             0
                                        --------     ---------        ----------     -------        ----------
Balance April 30, 1997                    3,199         22,940           155,287          (3)          181,423

Net income Nine Months ended
 January 31, 1998                                                        179,313                       179,313
Proceeds from stock issuance              1,200      4,881,723                                       4,882,923
                                        --------     ---------        ----------     -------        ----------
Balance January 31, 1998                  4,399      4,904,663           334,600          (3)        5,243,659
                                        ========     =========        ==========     =======        ==========

The par value of the common stock prior to July 31, 1996 was $.01 per share. The par value of the common stock of the reorganized company commencing July 31, 1996 is $.001 per share.

See Accompanying Notes to Consolidated Financial Statements.

                                Dynamic International, Ltd.
                     Consolidated Condensed Statements of Cash Flows
                                     (Unaudited)

                                                                                                   Pedecessor
                                                         Reorganized Company                        Company
                                                    ---------------------------------              ----------
                                                    Nine Months             Six Months              Three Months
                                                       Ended                   Ended                   Ended
                                                      1/31/98                 1/31/97                 7/31/96
                                                    -----------             -----------             -----------
Net Cash Provided (Used) by
   Operating Activities                              (1,944,246)                 (2,021)                (64,766)

Cash Flows from Investing
   Activities:                                               --                      --                     --

Net Cash Used in Investing
   Activities                                                --                      --                      --

Cash Flows from Financing Activities:
Net Proceeds from Stock Offering                      4,882,922
Repayments of Capital Leases obligations                (23,020)                (23,889)                (18,812)
Proceeds from Insurance Note Payable                         --                      --                  77,225
Repayments of Insurance Notes Payable                        --                 (53,160)                (15,205)
Payments of Deferred Offering Costs                     116,023
Payment of Note Payable to Related
Party                                                (1,059,785)                 95,801                      --
                                                      ---------                  ------                  ------
Net Cash Provided by (used)Financing
   Activities                                         3,916,140                  18,752                  43,208

Net Increase (Decrease) in Cash
and cash Equivalents                                  1,971,894                  16,731                 (21,558)

Cash and Cash Equivalents--
   Beginning of Period                                   43,543                   4,957                  26,515
                                                    -----------             -----------             -----------

Cash and Cash Equivalents--
   End of Period                                    $ 2,015,437             $    21,688             $     4,957
                                                    ===========             ===========             ===========

See Accompanying Notes to Consolidated Condensed Financial Statements.

                         Dynamic International, Ltd.
              Notes to Consolidated Condensed Financial Statements
             for Nine-Month Periods Ended January 31, 1998 and 1997
                                   (Unaudited)


1.  BASIS OF PRESENTATION:

The consolidated condensed balance sheet as of January 31, 1998 and the related consolidated condensed statements of operations, consolidated condensed statements of stockholders' equity and consolidated condensed statements of cash flows for the nine-month periods ended January 31, 1998 and 1997 are unaudited. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of such financial statements have been made.

The April 30, 1997 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-K. The results of operations for the nine-month period ended January 31, 1998 are not necessarily indicative of the operating results for the entire year.

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

Chapter 11 claims filed against the Company and subsequently allowed in the bankruptcy proceeding totaled approximately $17,200,000. The Plan discharged such claims through distributions of cash of approximately $515,000 and issuance of shares of new common stock. The cash distributions were paid in August 1996. A total of 3,198,798 shares of new common stock was issued on July 25, 1996, out

                         Dynamic International, Ltd.
             Notes to Consolidated Condensed Financial Statements for Nine-Month Periods Ended January 31, 1998 and 1997
                                 (Unaudited)
                                 (Continued)

of which 2,976,000 shares were issued to one secured creditor which also satisfied $15,923 of loans made by the chief executive officer of the Company to the Company; 160,000 shares were issued to unsecured creditors, and 62,798 shares were issued to the reconfirmation common stock equity interest holders.

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

As part of the reorganization, the Company will continue to sell hand exercise,light exercise equipment and luggage/sports bags, all of which have a proven market acceptance. Management believes it can increase revenues by increasing its focus on direct response marketing. Therefore, it intends to develop plans to use infomercials to market these products. Management believes these increased marketing efforts, adequate financing through Achim Importing Co., Inc. ("Achim"), an entity owned by Marton B.
Grossman, Chairman and President of the Company, discontinuance of the unprofitable products, and sustainable gross profit percentages, can be effectively implemented within the next twelve months. The Company adopted fresh-start reporting" in accordance with Statement of Position ("SOP") 90-7 issued by the American Institute of Certified Public Accountants on July 31, 1996. SOP 90-7 calls for the adoption of fresh-start reporting if the reorganization value of the emerging entity immediately before the date of confirmation is less than the total of all post-Petition and allowed claims, and if holders of existing voting shares immediately before confirmation receive less than 50% of the voting shares of the emerging entity, both conditions of which were satisfied by the Company. Although the confirmation date was May 23, 1996, fresh-start reporting was adopted on July 31, 1996. There were no material fresh-start related adjustments during the period May 23, 1996 to July 31, 1996.

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

The following is a proforma balance sheet of the reorganized Company based on the discounted cash flows as discussed above:

              Notes to Consolidated Condensed Financial Statements
             for Nine-Month Periods Ended January 31, 1998 and 1997
                                 (Unaudited)
                                 (Continued)

                                                  Balance                                          Reorganized
                                                   Sheet          Stock                                B/S
                                                 7/31/96         Exchange       Fresh Start          7/31/96
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

                         Dynamic International, Ltd.
              Notes to Consolidated Condensed Financial Statements for Six-Month Periods Ended October 31, 1997 and 1996
                                 (Unaudited)
                                 (Continued)

3.  INVENTORIES:

The inventories consist of finished goods. During the three month period ended January 31, 1998 the Company changed its method of determining the cost of inventories from the LIFO method to the FIFO method. Under the current economic environment of low inflation, the Company believes that the FIFO method will result in a better measurement of operating results. This change has been applied by retroactively restating the accompanying consolidated financial statements. This change increased net income for the six months ended January 31, 1997 by $8,655 or .002 cents per share. The balance of retained earnings as of August 1,1996 (see note 2 reorganization and management plan) and April 30, 1997 have been adjusted for the effect (net of taxes) of applying retroactively the new method of valuing inventories.

4.  PER SHARE INFORMATION:

Per share information for the three month period ended January 31, 1998 is based on the new shares issued in the reorganization. Therefore, the Company believes that per share information for the period ended July 31, 1996 is not meaningful. All share data for the reorganized Company has been adjusted for a one-for-five reverse stock split which was completed in September 1997. Effective with these financial statements, the company adopted SFAS 128, "earnings per share". All per share data have been retroactively adjusted.

5.  PUBLIC OFFERING:

On December 22, 1997, the Company completed a public sale of 1,200,000 units; each consisting of one share of common stock, one Class A Warrant and one Class B Warrant at $5.00 per unit. The net proceeds of approximately $4,882,000 are being used for the repayment of current debt, purchase of inventory, general corporate services and working capital.

                         Dynamic International, Ltd.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                Nine Months Ended January 31, 1998 as Compared to
                       Nine Months Ended January 31, 1997

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

As a consequence of the Company's fresh-start accounting as described below, which the Company adopted effective on July 31, 1996, financial results for the nine months ended January 31,1997 are reported by combining the financial results for the six-month period ended January 31, 1997 and the three months ended July 31, 1996.

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

In May 1996, the Bankruptcy Court approved a Plan of Reorganization (the "Plan") pursuant to which creditors received partial satisfaction of their claims. The amount of claims allowed under the bankruptcy proceedings aggregated approximately $17,223,800, which exceeded the assets as recorded immediately subsequent to the confirmation of the Plan by approximately $12,970,400. Under the Plan, the Company made cash payments in the amount of approximately $515,800. MG Holdings Corp., which had purchased a promissory note from the Company's principal financial institution, received 2,976,000 shares of common stock, in satisfaction of such promissory note, representing approximately 93% of the then issued and outstanding shares, thereby gaining absolute control over the Company's affairs. An additional 160,000 shares and 62,798 shares were issued to the Company's unsecured creditors and the Company's existing security holders, respectively. The value of the cash and securities distributed under the Plan aggregated $531,561. An amount of $16,692,193, representing the difference between the value of the total distribution and the amount of allowable claims under the bankruptcy, was recorded as an extraordinary gain.

                         Dynamic International, Ltd.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                Nine Months Ended January 31, 1998 as Compared to
                         Nine Months Ended January 31, 1997
                                 (Continued)

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

RESULTS OF OPERATIONS Financial results for the six months and three months ended January 31, 1997, have been restated to account for a change in the method of determining the cost of inventories from the last-in, first-out
(LIFO) method to the first-in, first-out (FIFO) method during the three months ended January 31, 1998.

Sales for the nine months ended January 31, 1998, decreased by $2,038,000 or 24.9% to $6,148,000 from $8,186,000 for the combined periods of the six months ended January 31, 1997 and the three months ended July 31, 1996 of $6,203,000 and $1,983,000, respectively. Sales of sports bags/luggage products of $3,585,000 for the nine months ended January 31, 1997 were $338,000 or 8.6% less than the $3,923,000 of combined sports bags/luggage sales for the six months ended January 31, 1997 and the three months ended July 31, 1996 of $2,809,000 and $1,114,000, respectively. Sales of exercise products of $2,564,000 for the nine months ended January 31, 1998 were $1,721,000 or 40% less than the $4,285,000 of combined sales of exercise products for the six months ended January 31, 1997 and the three months ended July 31, 1996 of $3,406,000 and $879,000, respectively.

The company's gross profit of $1,919,000 for the nine months ended January 31, 1998 was $593,000 less than the combined gross margin of $2,512,000 for the six months ended January 31, 1997 and the three months ended July 31, 1996 of $1,974,000 and $538,000, respectively. The reduced gross profit is the result of the lower sales for the nine months ended January 31, 1998.

The company's pretax profit of $304,000 for the nine months ended January 31, 1998 was $101,000 more than the combined pretax profit of $203,000 for the six months ended January 31, 1997 and the three months ended July 31, 1996.

The company believes that the decline in sales for this period is primarily attributable to a shift in focus from increasing sales volume to generating revenues from merchandise that produces a higher gross profit. As a result approximately $1,735,000 of the decrease in sales of the company's products were due to a decrease in sales to one customer to whom the Company no longer wished to sell products at prices that would have an adverse impact on its gross profit percentage. The Company believes that the decision to shift its focus from an emphasis on revenues to profit as discussed above, represents a positive development. There can be no assurance that the Company will be successful in attaining a higher gross profit percentage.

                         Dynamic International, Ltd.
                   Management's Discussion and Analysis of
                 Financial Condition and Result of Operations
           Nine Months Ended January 31, 1998 as Compared to the
                     Nine Months Ended January 31, 1997.
                                 (Continued)

The following table sets forth the results of operations for the periods discussed above.

                                                                                             Predecessor
                                          Reorganized Company                                  Company
                            -----------------------------------------------                  -----------
                              Nine Months                        Six Months                   Three Months
                            Ended 1/31/98                     Ended 1/31/97                  Ended 7/31/96
Net Sales                     $ 6,148,000                       $ 6,203,000                    $ 1,993,000
Other Income                       24,000                            12,000                            -0-
                              -----------                       -----------                    -----------
                                6,172,000                         6,215,000                      1,993,000
Cost of Goods
Sold                            4,254,000                         4,241,000                      1,455,000
                                ---------                         ---------                      ---------

Gross Margin                    1,918,000                         1,974,000                        538,000

Operating Expenses              1,469,000                         1,504,000                        558,000
Interest                          145,000                           157,000                         57,000
                                ---------                         ---------                     ----------
                                1,614,000                         1,661,000                        615,000
Bankruptcy
Administration                      1,000                            34,000                            -0-
                                ---------                         ---------                     ----------

Pretax Income (Loss)              303,000                           279,000                       (77,000)

Provision for
Income Tax                        124,000                           113,000                            -0-
                                 --------                          --------                       --------
Net Income (Loss)                $179,000                          $166,000                      ($77,000)

Due to the application of fresh-start accounting, the financial statements for the periods after reorganization are not comparable in any respects to the financial statements for the periods prior to the reorganization. Therefore, a discussion of the changes in operating expense, will compare the three months ended January 31, 1998 with the three months ended January 31, 1996. For this discussion see "Managements Discussion and Analysis of Financial Condition for the Three Months Ended January 31, 1998 Compared to the Three Months Ended January 31, 1997."

                         Dynamic International, Ltd.
                    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
               Three Months Ended January 31, 1998 as Compared to
                       Three Months Ended January 31, 1997

RESULTS OF OPERATIONS

Sales for the three months ended January 31, 1998, decreased by $96,000 or 3.8% to $2,454,000 from $2,550,000 for the three months ended January 31, 1997. Sales of exercise equipment of $1,001,000 for the three months ended January 31, 1998 were $937,000, or 48% less than than the three onths ended January 31, 1997. Sales of the sports bags/luggage products of $1,453,000 for the three months ended January 31, 1998 were $841,000 or 127% more than the three months ended January 31, 1997.

The Company's gross margin decreased by $247,000 for the three months ended January 31, 1998 compared to the three months ended January 31, 1997. The decrease can be primarily attributed to a change in the sales mix, from the prior years quarter, with higher sales of sports bags/luggage products which have lower margins than the exercise products.

Operating expenses for the three months ended January 1998 were $218,000 less than the three months ended January 31, 1997. This decrease is represented approximately by net changes in the following expenses:

         Shipping fees.................................$15,000
         Promotional expenses..........................$16,000
         Officer salaries..............................$32,000
         Insurance.....................................$17,000
         Professional fees............................$130,000

Shipping fees decreased by $15,000 due to an increase in direct sales. Promotional expenses decreased by $16,000 due to decreased expenditures. Officer salaries decreased by $32,000 as a result of the departure by the former president of the Company in March of 1997. Insurance expense decreased by $17,000 due to lower product liability premiums. Professional fees decreased due to lower expenditures in this area.

Pretax income for the three months ended January 31, 1998 of $69,000 was $25,000, or 156% more than the three months ended January 31, 1997, due primarily to the decrease in operating expenses.

The following table sets forth the results of operations for the periods discussed above:



                                     Three Months         Three Months
                                        Ended                Ended
                                     Jan. 31, 1998        Jan. 31, 1997
                                     -------------        -------------
Sales                                 $2,454,000            $2,550,000
Other income                              13,000                12,000
                                      ----------            ----------

                                       2,467,000             2,562,000

Cost of sales                          1,830,000             1,677,000
                                      ----------            -----------

Gross profit                             637,000               885,000

Operating expenses                       542,000               760,000
Interest                                  26,000                75,000
                                      ----------             ----------
                                         568,000               835,000

Bankruptcy administration                    -0-                 6,000
                                      ----------            ----------

Pretax income                             69,000                44,000

Provision for income taxes                27,000                16,000
                                      ----------            ----------
Net income                            $   42,000            $   28,000
                                      ==========            ==========

LIQUIDITY AND CAPITAL RESOURCES

Operating activities used cash of $1,944,000 for the nine months ended January 31, 1998. Net Income of $179,000 along with a decrease in inventory of $819,000, due to lower purchases, were the primary providers of cash from operations during the nine months ended January 31, 1998.

Net income and inventory reductions were offset by increased accounts receivable, increases in prepaid expenses and a decrease in accounts payable and accrued expenses of $352,000, $362,000 and $2,271,000, respectively.

Financing activities provided cash of $3,916,000 as proceeds from a stock offering of $4,882,922 were used to pay a note payable to MG Holding Co., a company owned by Marton B. Grossman, the President of the Company of $1,060,000. In addition, the proceeds have been used to purchase inventory, package design and marketing.

Pursuant to an unwritten understanding, Achim Importing Inc. ("Achim") a company owned by Marton B. Grossman, President of the Company, makes its lines of credit available to the Company which will enable it to finance the purchases of its inventory from its overseas suppliers. Also, from time to time, Achim will purchase the products directly from the manufacturer and resell them to the company without markup. Achim charges the company interest on the unpaid balance of the purchases. The Company believes that cash generated by operations and the availability of Achim's credit line to finance the Company's purchase of inventory will be sufficient to finance its operations for the next twelve months.


SEASONALITY

The company's business is highly seasonal with higher sales typically in the second and third quarters of the fiscal year as a result of shipments of exercise equipment and sports/luggage bags related to the holiday season.

                         Dynamic International, Ltd.
                                     Part II



                                OTHER INFORMATION

ITEM 1     Legal Proceedings.

            Not Applicable

ITEM 2     Changes in Securities and Use of Proceeds.

           On December 22, 1997 the Company offered through Patterson Travis, Inc.the underwriter for the offering 1,200,000 units ("Units"), each Unit consisting of one share of Common Stock, one redeemable Class A Warrant (the "Class A Warrants) and one redeemable Class B Warrant (the Class B Warrants, together with the Class A Warrants, The "Warrants") at a price of $5.00 per Unit. Each Class A Warrant entitles the holder to purchase one share of Common Stock at $6.00, until June 12, 1999. Each Class B Warrant entitles the holder to purchase one share of Common Stock at $10.00, until December 12, 2000.
The registration statement (file #333-25425) was declared effective on December 12, 1997. The offering was consummated on December 22, 1997.

          The use of the proceeds to date was as follows:

          Gross Proceeds                           $6,000,000
          Payments to Patterson Travis, Inc.,
           underwriter
                Commission                           (600,000)
                Consulting                            (20,000)
                Non-accountable expense              (180,000)
          Legal expenses                             (100,000)
          Accounting                                 (220,000)
          Payments to related parties
                MG Holding
                           Note                    (1,059,785)
                           Interest                  (105,303)
                Achim Importing Co.
                           Inventory               (1,408,198)
          Other inventory purchases                   (22,500)
          Package design costs                        (73,050)
          Show expense                                (56,523)
          Working capital                            (154,642)
                                                    ---------
          Balance of Proceeds                      $2,000,000
                                                    =========

ITEM 3     Defaults upon Senior Securities

           Not Applicable

ITEM 4     Submission of Matters to a Vote of Security Holders

           Not Applicable

ITEM 5     Other Information

           Not Applicable

ITEM 6     Exhibits and Reports on Form 8K

           (a)  Exhibit

                18 Letter From Registrant's Independent Auditors

           (b)  Reports on Form 8K

                Not Applicable

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     DYNAMIC INTERNATIONAL, LTD.



Date   March 17, 1998                  By /s/ William P. Dolan
     ------------------                ----------------------------------------
                                       William P. Dolan, Vice President, Finance