Form 10-K
period 1998-04-30
DYNAMIC INTERNATIONAL LTD
filed 1998-07-29
CIK 1021097

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

  For Fiscal Year ended April 30, 1998         Commission File Number 0-21475

                         DYNAMIC INTERNATIONAL, LTD.
            (Exact Name of Registrant as Specified in its Charter)

            Nevada                                            93-1215401
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification Number)

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

The aggregate market value of voting stock held by non-affiliates of the Registrant was $4,235,518 on July 24, 1998.

The number of shares outstanding of Registrant's Common Stock as of June 30, 1998: 4,418,258

                                    PART I

ITEM 1.  BUSINESS

Statements contained herein which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, the Company's ability to complete development and then market its products and competitive factors and other risk factors detailed herein.

General

Dynamic International, Ltd., a Nevada corporation ("DIL"), is engaged in the design, marketing and sale of a diverse line of hand exercise and light exercise equipment, including hand grips, running weights, jump ropes and aerobic steps and slides. It markets these products under the licensed trademarks SPALDING(TM) and KATHY IRELAND(TM) as well as under its own trademarked name SHAPE SHOP(TM). In addition, it designs and markets sports bags and luggage, which are marketed primarily under the licensed name JEEP(TM) and under its own names Santa Fe(TM), Polaris Expedition(TM) and SPORTS GEAR(TM). The Company's objective is to become a designer and marketer of goods that are associated with a free-spirited lifestyle and leisure time.

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

In May 1996, the Bankruptcy Court approved a Plan of Reorganization (the "Plan") pursuant to which creditors received partial satisfaction of their claims. MG Holding Corp. ("MG"), which had purchased a promissory note from the Company's principal financial institution, received 2,976,000 shares of Common Stock, representing approximately 93% of the then issued and outstanding shares thereby gaining absolute control over the Company's affairs. See ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT and ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. In addition, as part of the Plan, the Company, then known under the name DCL, merged into DIL, a newly formed Nevada corporation, for the purpose of changing its state of incorporation. See ITEM 3. LEGAL PROCEEDINGS and ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Other Products - The Company, through a wholly-owned subsidiary, has obtained the exclusive rights to the patents underlying the technology used in an insulated bag incorporating a wrap-around gel pack or freeze pack with the ability to cool and preserve food and other products for an extended period of time. In addition, it obtained the trademarks Polaris Surround Chill(TM) Freezy Bag(TM) and Polaris Surround Chill(TM) Freezy Gel(TM) under which the
products  are  sold.  See   "Intellectual   Property--License Agreements".
The  Company  is  currently  testing  the  marketability  of these products.

The Company has obtained the exclusive right to manufacture, distribute and sell a hand held, portable total home gym product. This product will be sold under the trademark SPALDING(TM) Rotoflex(TM).

The Company may from time to time manufacture and/or market additional products under its own names or under licensed names.

Design and Development

The Company usually designs its own exercise equipment and creates its own molds and tooling. Such molds and tooling are used by the manufacturers to produce the equipment. The Company retains an ownership interest in the molds which are returned to it upon the termination of the Company's relationship with a particular manufacturer. The Company has been granted a number of design patents with respect to certain of its products. See "Intellectual Property--License Agreements". The Company employs a designer on a full-time basis for the design of its sports bags/luggage products. During the most recent fiscal year the Company spent approximately $178,000 on design activities, including fees to designers and patent attorneys. The Company may, from time to time, utilize the services of consultants for product and package design.

Most of the Company's products are manufactured in the Phillippines, Hong Kong, and Indonesia, which in the most recent fiscal year accounted for approximately 42%, 17%, and 15%, respectively, of the Company's products. In addition, the Company's products are manufactured in the United States, Taiwan, Korea, China and Bangladesh. Exercise equipment is usually shipped by the manufacturers to the Company within 45 days of the placement of an order. Orders for sports bags/luggage, which for the most part are produced in the Philippines and China, usually require a period of 90 to 120 days before they are shipped. The Company ordinarily has its products manufactured based on purchase orders and it has no long term relationships with any of its manufacturers. The Company believes that, if necessary, it will be able to obtain its products from firms located in other countries at little if any additional expense. As a consequence, the Company believes that an interruption in deliveries by a manufacturer located in a particular country will not have a material adverse impact on the business of the Company. Nevertheless, because of political instability in a number of the supply countries, occasional import quotas and other restrictions on trade or otherwise, there can be no assurance that the Company will at all times have access to a sufficient supply of merchandise.

Sales and Marketing

The Company sells its products on a wholesale basis only. Most of its products are sold to catalog showrooms, drug chains, discount stores and sporting goods chains. For the fiscal year ended April 30, 1998, Kmart and Sears each accounted for 12% of the Company's revenue. No other customer accounted for more than 10% of the Company's revenues. For the fiscal year ended April 30, 1998, sales of exercise equipment accounted for approximately 45% of the Company's revenues while 55% of the Company's revenues were derived from the sale of sports bags/luggage.

The Company sells its products primarily through independent sales agents on a commission-only basis. The Company currently engages approximately 22 sales agents either on an individual basis or through independent sales organizations. Although it has written agreements with a number of its agents, all of such agreements are terminable at will. The Company has no long term arrangements with any of its agents. The Company usually pays commissions ranging from 1% to 5% of the net sales price of its products. Although the Company believes that its sales agents sell products exclusively on behalf of the Company, there are no agreements that prohibit them from selling competing products.

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

The Company currently anticipates that it may increasingly focus its attention on direct response marketing. The Company believes that its products are particularly well suited for so-called impulse buys. On February 12, 1998, the Company entered into an infomercial production agreement with Script to Screen Inc., to produce a twenty eight minute infomercial designed to sell the Spalding(TM) Rotoflex(TM) by means of direct response by customers. As of April 30, 1998, payments of $142,000 had been made under the agreement. As of June 30, 1998, the Company had paid $284,000 to Script to Screen Inc. for production of the infomercial. The payment of $142,000 has been classified as a prepaid expense as of April 30, 1998. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Intellectual Property--License Agreements

The Company owns a number of trademarks, including Shaper Shop RX(TM), Santa Fe(TM) and Polaris Expedition(TM).

     License Agreements - The Company sells a number of its products under licensed names. The Company has entered into licensee agreements which provide for the grant of licenses to the Company and the payment of royalties by the Company, as follows:

          Jeep -- Under an  agreement  dated  January 8, 1993,  as amended by
     letter amendment  dated  January  8,  1996,   between  the  Company  and
     the Chrysler Corporation (as so amended, the "Jeep Agreement"), the Company was granted the exclusive license to use the names JEEP, WRANGLER and RENEGADE in connection with the manufacture, sale and distribution of sports bags/luggage products. The current expiration date of the Jeep Agreement is December 31, 1998. The parties have started negotiations regarding the terms of an extension of the current agreement.

     Spalding --Under an agreement dated October 1, 1997, between the Company and Spalding & Evenflo Companies Inc., the Company was granted the exclusive right to use the name Spalding in connection with the sale and distribution of hand held exercise products. The agreement will expire September 30, 1999. The Company has the option to renew the agreement until September 30, 2001.

          Kathy Ireland -- Under an agreement with Kathy Ireland, Inc., dated December 22, 1994, Ms. Ireland approves and endorses certain exercise equipment designed and manufactured by the Company. Under the agreement, the Company has the right to use her name in connection with the equipment and Ms. Ireland will make appearances to promote such equipment. In addition, the Company has the right to use her photograph and likeness in connection with the sale of the equipment. The agreement, which expired in June 1998, has been renewed until June 2000.

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

          Rotoflex -- Under an agreement dated December 17, 1997 with Connelly Synergy Systems LLC, the Company has obtained the exclusive right to manufacture, distribute and sell a hand held portable total home gym product to be sold under the trademark Spalding(TM) Rotoflex(TM).

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

The Warehousing Agreement has a term of two years and is automatically renewable for additional one-year periods unless written notice of termination is given at least six months prior to the commencement of a renewal period. During the fiscal year ended April 30, 1998, the Company accrued approximately $183,095 in fees under the Warehousing Agreement.

Achim is wholly owned by Marton B. Grossman, the Company's Chairman and President. The Company believes that the terms of the Warehousing Agreement with Achim are at least as favorable as would have been obtained from an unaffiliated third party.

In addition, pursuant to an unwritten understanding, Achim arranges for the issuance by its financial lender of letters of credit in favor of the Company's overseas suppliers thereby enabling the Company to finance the purchases of its inventory. Also, in the event of domestic suppliers, from time to time, Achim will purchase the products directly from the manufacturer and resell them to the Company in order to accommodate Achim's commercial lenders who often require a security interest in the merchandise until it has been sold and the lender has been repaid. The Company pays Achim for the amount actually paid to the supplier (including any applicable discounts) without markup, reimburses Achim for its bank charges and pays it interest at the prime rate plus 1% on the unpaid balance of the purchases. As of April 30, 1998, no monies were owed to Achim under this arrangement.

Employees

As of June 30, 1998, the Company employed 11 persons, of whom five were executive officers, two were engaged in administrative and clerical activities, two were engaged in sales and two were involved in warehousing and shipping. None of the Company's employees is represented by a union and no work stoppages have occurred.

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

Not applicable.
                                         -6-

                                   PART II

ITEM 5.  MARKET PRICE OF REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Until 1995, the Company's common stock was traded in the over the counter market. As a result of the Company's petition under Chapter 11 of the Bankruptcy Code in August 1995, no trading information was available after the fiscal quarter ended July 31, 1995.

On December 27, 1997, the Company completed a public sale of 1,200,000 units: each unit consisting of one share of Common Stock, one redeemable Class A warrant and one redeemable Class B Warrant. The Common Stock and the Warrants became separately traded on March 12, 1998. The Units, Common Stock, Class A Warrants and the Class B Warrants are quoted on the OTC Bulletin Board under the symbols DYNIU, DYNI, DYNIW and DYNIZ, respectively.

The following quotes have been reported by The Nasdaq Stock Market Inc., OTC Bulletin Board. Such quotations reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions

                          Fiscal            High              Low
Security/Symbol          Quarter             Bid              Bid
-----------------------------------------------------------------------
Units/DYNIU           January 31, 1998      5.625            5.625
                      April 30, 1998        5.625            5.625

Common Stock/DYNI           (1)

A Warrants/DYNIW            (2)

B Warrants/DYNIZ            (3)

(1) No quotes were posted to the OTC Bulletin Board for this security until July 1998.
(2) This security has only one Market Maker. A minimum of two Market Makers must post both bid and ask quotations to calculate the inside market from which the summary quote data is derived.
(3) No quotes are available on the OTC Bulletin Board for this security.

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



              REORGANIZED     REORGANIZED
              COMPANY*(1)     COMPANY*(1)                        PREDECESSOR COMPANY
            9 Months Ended  9 Months Ended   3 Months Ended                  Year Ended April 30
                4/30/98         4/30/97           7/31/96        1996         1995         1994
            --------------------------------------------------------------------------------------

Net Sales     $8,001,138      $ 7,492,729        $1,983,164   $7,151,715  $32,533,097  $29,497,353
--------------------------------------------------------------------------------------------------
Income
(Loss)
for Year         128,951           10,082           (76,364)   6,945,299  (11,227,335)     244,308
--------------------------------------------------------------------------------------------------
Net Income
(Loss)
per Share            .03             .003
--------------------------------------------------------------------------------------------------
Selected Balance Sheet Data:
Working
Capital
(Deficit)      4,919,226           (9,901)                      (293,884)  (7,493,435)   3,094,821
--------------------------------------------------------------------------------------------------
Total
Assets         5,715,417        4,831,122                      4,253,396    6,414,185   16,677,772
--------------------------------------------------------------------------------------------------
Long Term
Obligations
Including
Capitalized
Lease
Obligations       -0-             215,254                         23,965      116,124      127,877
--------------------------------------------------------------------------------------------------

*Management's assumptions used in determining the Company's reorganization value are discussed in Note 2 to the Financial Statements.

(1) Due to the reorganization (see Note 2 to the financial statements), operating results and earnings per share of the reorganized company may not be comparable to those of the predecessor company. Management's assumptions used in determining the Company's reorganization value are discussed in Note 2 to the financial statements.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained herein which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, the Company's ability to complete development and then market its products and competitive factors and other risk factors detailed herein.

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

In May 1996, the Bankruptcy Court approved a plan of reorganization (the "Plan") pursuant to which creditors received partial satisfaction of their claims. The amount of claims allowed under the bankruptcy proceedings, aggregated approximately $17,223,800, which exceeded the assets as recorded immediately subsequent to the confirmation of the Plan by approximately $12,970,400. Under the Plan, the Company made cash payments in the amount of approximately $515,800. MG, which had purchased a promissory note from the Company's principal financial institution, received 2,976,000 shares of Common Stock in satisfaction of such promissory note, representing approximately 93% of the then issued and outstanding shares thereby gaining absolute control over the Company's affairs. See ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT and
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. An additional 160,000 shares and 62,798 shares were issued to the Company's unsecured creditors and the Company's existing security holders, respectively. The value of the cash and securities distributed under the plan of reorganization aggregated
$531,561. An amount of $16,692,193, representing the difference between the value of the total distribution and the amount of allowable claims under the bankruptcy, was recorded as an extraordinary gain.

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

Results of Operations for the Fiscal Year Ended April 30, 1998 Compared to the Nine Months Ended April 30, 1997 and Three Months Ended July 31, 1996.

Financial results for the nine months ended April 30, 1997 have been restated for a change in the method of determining the cost of inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method.

Sales of $8,001,000 for the fiscal year ended April 30, 1998 were $1,475,000 or 16% less than combined sales of $9,476,000 for the nine months ended April 30, 1997 and the three months ended July 31, 1996 of $7,493,000 and $1,983,000, respectively. Sales of exercise equipment of $3,578,000 for the fiscal year ended April 30, 1998 were 1,506,000 or 30% less than combined sales of exercise equipment of $5,084,000 for the nine months ended April 30, 1997 and three months ended July 31, 1996 of $4,124,000 and $960,000 respectively. Sales of sports bags/luggage products of $4,404,000 for the fiscal year ended April 30, 1998 were $13,000 or .3% higher than combined sales of sports bags/luggage products of $4,391,000 for nine months ended April 30, 1997 and the three months ended July 31, 1996 of $3,368,000 and $1,023,000, respectively. Sales for the fiscal year ended April 30, 1998 include sales of insulated bags with a wrap around gel pack or freeze pack with the ability to cool and preserve food and other products for and extended period of time of $19,000.

The Company's gross profit of $2,751,000 for the fiscal year ended April 30, 1998 was $376,000 or 12% less than the combined gross profit of $3,127,000 for the nine months ended April 30,1997 and three months ended July 31, 1996 of $2,588,000 and $539,000, respectively. The reduced gross profit is the result of the lower sales for the fiscal year ended April 30, 1998. However, the gross profit percentage for the fiscal year ended April 30, 1998 of 34.2% was 1.5% higher than the combined gross profit percentage of 32.7% for the nine months ended April 30, 1997 and the three months ended July 31, 1996 of 34.2% and 27.0%, respectively.

The Company believes that the decline in sales for the fiscal year is primarily attributable to a shift in focus from increasing sales revenue to generating revenues from merchandise that produces a higher gross profit. As a result the decrease in sales of the Company's products were due to a decrease in sales to one customer to whom the Company no longer wishes to sell products at prices that would have an adverse impact on its gross profit percentage. The Company believes that the decision to shift its focus from emphasis on revenues to profit as discussed above, represents a positive development. Nevertheless, there can be no assurance that the Company will continue to be successful in attaining a higher gross profit percentage.

Operating expenses of $2,349,000 for the fiscal year ended April 30, 1998 were $435,000 less than combined operating expense of $2,784,000 for the nine months ended April 30, 1997 and three months ended July 31, 1996 of $2,227,000 and $557,000, respectively.

Due to the application of fresh start accounting, the financial statements for the periods after reorganization are not comparable in any respects to the financial statements for the periods prior to reorganization. Therefore, a discussion of the changes in operating expenses will compare the nine months ended April 30, 1998 to the nine months ended April 30, 1997. Decreases for the nine months ended April 30, 1998 compared to the nine months ended April 30, 1997 are represented approximately by net changes in the following expenses:

                                     Decrease
                                    (Increase)
Promotional expense                 ($240,000)
Product development                  ($40,000)
Shipping fees                        $244,000
Sales commissions                     $73,000
Salesman Salaries                    ($65,000)
Officers' salaries                    $76,000
Professional fees                    $221,000
Postage                               $10,000
Provision for bad debts               $28,000
Depreciation                          $11,000

Promotional expenses increased by $240,000 primarily due to promotional fees paid to two customers to promote sales of the Company's products. Product development expenses increased $40,000 because the Company has hired a consultant to develop new products and to further develop existing product lines. Shipping fees decreased by $244,000 due to the decrease in sales and an increase in direct sales to customers from the manufacturer. Sales commissions decreased by $73,000 due to the decrease in revenues. Salesman salaries increased by $65,000 due to the hiring of an executive Vice President of Sales. Officers' salaries decreased by $76,000 due to the departure of the former president of the Company in March 1997. Professional fees were reduced by $221,000 due to decreased need for outside legal and accounting fees during the nine months ended April 30, 1998. Postage decreased by $10,000. Provision for bad debts decreased by $11,000. Depreciation expense decreased by $27,000. During the nine months ended April, 30, 1998, the Company reported as prepaid expenses approximately $480,000 in package design, displays and direct responses advertising costs for several new products that were not introduced until after April 30, 1998.

The Company's pretax profit of $268,000 for the fiscal year ended April 30, 1998 was $231,000 or 624% higher than the combined pretax profit of $37,000 which was comprised of a $76,000 pretax loss for the three months ended July 31, 1996 and a $113,000 pretax profit for the nine months ended April 30, 1997. During the fiscal year ended April 30, 1998, the gross profit decreased by $376,000 due to the decrease in volume. This decrease in gross profit was offset by a reduction in operating expenses, interest expense and reorganization expenses of $435,000, $122,000 and $50,000, respectively.

The following table sets forth the results of operations for the periods discussed above:


                                            Reorganized                Reorganized               Redecessor
                                              Company                    Company                   Company
                                            Fiscal Year                Nine Months               Three Months
                                               Ended                      Ended                     Ended
                                              4/30/98                    4/30/97                   7/31/96
                                            ---------                  ---------                 ---------
Sales                                       8,001,000                  7,493,000                 1,983,000
                                               42,000                     55,000                    10,000
                                            ---------                  ---------                 ---------
                                            8,043,000                  7,548,000                 1,993,000

Cost of sales                               5,292,000                  4,959,000                 1,454,000
                                            ---------                  ---------                 ---------
Gross profit                                2,751,000                  2,589,000                   539,000

Operating expenses                          2,349,000                  2,227,000                   557,000
Interest expense                              134,000                    199,000                    57,000
                                            ---------                  ---------                 ---------
                                            2,483,000                  2,426,000                   614,000
Reorganization expense                              0                     49,000                     1,000
                                            ---------                  ---------                 ---------
Pretax income (loss)                          268,000                    114,000                   (76,000)
Tax                                           139,000                    104,000                         0
                                            ---------                  ---------                 ---------
Net income (loss)                             129,000                     10,000                   (76,000)


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

Freight out.......................$ 10,000
Insurance claims..................$ 70,000
Lawsuits..........................$289,000
Showroom rent.....................$319,000
Officers' salaries................$ 81,000
Office salaries...................$262,000
Warehouse salaries................$115,000
Salesmen salaries.................$ 57,000
Payroll taxes.....................$ 45,000
Fringe benefits...................$  2,000
Repairs & maintenance.............$  4,000

Travel & Entertainment............$ 30,000
Office equipment rental...........$  7,000
Miscellaneous.....................$  8,000
Consultant fees...................$105,000
Promotional material..............$189,000
Pension costs.....................$726,000
Telephone.........................$ 31,000
Data-processing...................$  6,000
Postage...........................$ 10,000
Bad debt expense..................$666,000

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

Miscellaneous taxes decreased by $8,000 as a consequence of the change in the Company's sate of incorporation from Delaware to Nevada which resulted in the elimination of Delaware franchise taxes.

Consultantfees   decreased  by  $105,000   because  the  Company  did  not  hire
consultants during the nine months ended April 30, 1997.

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

The following table sets forth the results of operations for the periods discussed above:


                         Reorganized
                           Company               Predecessor Company
                       -------------     -------------------------------------
                        For 9 Months     For 3 Months          For Fiscal Year
                       Ended 4/30/97     Ended 7/31/96          Ended 4/30/96
                       -------------     -------------         ---------------
Sales                    7,492,700         1,983,200               7,151,700
Other income                54,600            10,200                  98,300
                         ---------         ---------              ----------
                         7,547,300         1,993,400               7,250,000
Cost of sales            4,959,300         1,454,600               9,480,500
                         ---------         ---------              ----------
Gross profit (loss)      2,588,000           538,800              (2,230,500)
                         ---------         ---------              ----------
Operating Expenses       2,226,600           556,500               6,683,200
Interest                   198,800            57,300                 383,500
                         ---------         ---------              ----------
                         2,425,400           613,800               7,066,700
                         ---------         ---------              ----------
Reorganization              48,900             1,300                 449,700
                         ---------         ---------              ----------
Pretax income (loss)       113,700           (76,300)             (9,746,900)
Tax                        103,700               ---              (7,511,000)
                         ---------         ---------              ----------
Income (loss) before
   extraordinary item       10,000           (76,300)             (2,235,900)
                         ---------         ---------              ----------
Extraordinary item
  gain on discharge of
  pre-petition liabilities     ---               ---              16,692,200
Tax                            ---               ---               7,511,000
                         ---------         ---------              ----------
Extraordinary gain,
  net of tax                   ---               ---               9,181,200
                         ---------         ---------              ----------
NET INCOME (LOSS)           10,000           (76,300)              6,945,300
                         ---------         ---------              ----------
                         ---------         ---------              ----------

On July 10, 1997, the Company and MG agreed that no further payments shall be payable to MG under the Note (see ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS) until the consummation of the Company's contemplated public offering or at the scheduled maturity of the Note, whichever occurs earlier.

Liquidity and Capital Resources

Fiscal Year Ended April 30, 1998

During the fiscal year April 30, 1998, cash used by operating activies amounted to $2,090,000. This was the result of increases in prepaid expenses as discussed above, and decreases in accrued expenses of $609,000 and $2,806,000 respectively, which were offset by net income, decreases in accounts receivable and due from suppliers, inventory and prepaid and refundable income taxes of $129,000, $186,000, $967,000 and $14,000 respectively.

Investing activies used cash of $67,900 for molds related to a new product.

Financing activities provided cash of $3,689,000 as proceeds of a stock offering of approximately $4,800,000, which was completed on December 27, 1997, were used to pay accounts payable and accrued expenses of approximately $2,800,000. The use of proceeds in this way produced the use of cash for operating activities of $2,090,000. An additional $1,059,785 of the proceeds of the stock offering was used to pay related party debt. The Company had a positive cash flow of $1,532,000. The Company expects that based upon the cash flow for the fiscal year ended April 30, 1998 and the anticipated future cash flows, that the reorganization value in excess of amounts allocable to identifiable assets of $112,000 as of April 30, 1998 will be fully recoverable.

Nine Months Ended April 30, 1997

During the first nine months after the Company's reorganization, cash used in operations amounted to $294,371. Cash used to pay creditors during the reorganization amounted to $515,638. Cash was also used to increase inventory by $923,000 during the nine-month period. The increase in inventory was due to an anticipated increase in sales and the purchase of larger volumes to take advantage of the decreased costs associated with the higher-volume purchases.

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

Current Position

On April 30, 1998 the Company entered into a credit agreement with The Chase Manhattan Bank ("Chase") for maximum borrowing of $1,500,000 in the form of letters of credit and bankers acceptances. The agreement also provides for a security interest in the inventory and notes and accounts receivables of the Company. In addition the agreement provides for the personal guarantee of the President and major shareholder of the Company in the amount of $250,000. As of June 30, 1998 the Company's aggregate balance of $1,072,159 consisted of $500,000 in bankers acceptances and $572,159 in outstanding letters of credit.

Pursuant to an unwritten understanding, Achim arranges for the issuance by its financial lender of letters of credit in favor of the Company's overseas suppliers, thereby enabling the Company to finance the purchases of its inventory. Also, in the event of domestic suppliers, from time to time, Achim purchases products from the manufacturer and resells them to the Company in order to accommodate Achim's commercial lenders who often require a security interest in the merchandise until it has been sold and the lender has been repaid. The Company pays Achim for the amount actually paid to the supplier (including any applicable discounts) without markup, reimburses Achim for its bank charges and pays it interest at the prime rate plus 1% on the unpaid balance of the purchases. As of April 30, 1998, no monies were owed to Achim under this arrangement. See ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. The weighted average interest rate paid by the Company to Achim at April 30, 1997 and April 30, 1996 was 9.25% and 11.5%, respectively.

The Company believes that the proceeds from the stock offering, the Chase Manhattan Bank credit line and the availability of Achim's credit line will be sufficient to finance its operations for the next twelve months.

Seasonality and Inflation

The Company's business is highly seasonal with higher sales typically in the second and third quarter of the fiscal year as a result of shipments of exercise equipment and sports bags/luggage related to the holiday season.

Management does not believe that the effects of inflation will have a material impact on the Company, nor is it aware of changes in prices of material or other operating costs or in the selling price of its products and services that will materially affect the Company's profits.

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

On July 11, 1996 the Company's Board of Directors appointed Moore Stephens, P.C. as its independent accountants.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors

The officers and directors of the Company are as follows:

         Name                   Age       Position
         ----                   ---       --------
         Marton B. Grossman     67        Chairman and President
         Isaac Grossman         36        Vice Chairman, Treasurer and Secretary
         Sheila Grossman        58        Director
         William P. Dolan       45        Vice President--Finance
         John Holodnicki        45        Vice President--Sales
         Harry Braunstein       48        Director*
         Bernard Goldman        77        Director*
         Gordon Sulltrop        62        Executive Vice President

         *Member of the Company's Audit Committee.

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

         Sheila Grossman was elected a director in October 1997. From 1962 to 1987 she was affiliated with Achim where she performed a variety of functions including Secretary to the President. Ms. Grossman is the spouse of Marton Grossman, the Company's Chairman and President.

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

         Harry Braunstein was elected a member of the Board in October 1997. Mr. Braunstein has been a member of Hertzfeld & Rubin, a New York based law firm, since 1984. He is member of the Board of Directors of Gotham Bank of New York, Lark Holding Corp., the parent company of WDF, Inc., a privately held plumbing supply company and Sentery Detection, Inc. a home alarm business. Mr. Braunstein earned a J.D. degree from Brooklyn Law School in 1974.

         Bernard Goldman was elected a member of the board in October 1997. Mr. Goldman was the Chief Executive Officer of Goldman's Department Store, a chain consisting of 12 stores, from 1957 to 1979. Mr. Goldman has been and continues to be a member of the Board of Directors and an executive officer of a number of community and charitable institutions and organizations.

Gordon Sulltrop was appointed Executive Vice President in September 1997. Prior to joining the Company, from 1988 to 1997, he was employed by Rubbermaid Specialty Products Division. At that company he acted as National Accounts Sales Manager from 1996, Central Region Manager from 1991-1995, Military and Premium Sales Manager from 1990 to 1991 and National Accounts Manager from 1988 to 1990. Mr. Sulltrop earned a B.S. in Education from Missouri Valley College, Marshall, Missouri.

Board of Directors

Each director is elected at the Company's annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified. At present, the Company's bylaws require no fewer than one director. Currently, there are three directors of the Company. The bylaws permit the Board of Directors to fill any vacancy and the new director may serve until the next annual meeting of stockholders or until his successor is elected and qualified. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contracts, at the discretion of the Board.

The underwriting agreement, for the stock offering completed on December 27, 1997, provides that the underwriter has the right to designate one member of the Board of Directors for a period of three years following the consummation of the Company's public offering on December 27, 1997. To date, no person has been designated by the Underwriter.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or accrued by the Company during the three fiscal years ended April 30, 1997 (I) to its Chief Executive Officer, (ii) its other two Executive Officers and (iii) two additional non-Executive Officers whose cash compensation exceeded $100,000 per year in any such year:

                       SUMMARY COMPENSATION TABLE (1) (2)
                       ----------------------------------
Name/Principal        Year Ended       Annual Compensation        All Other
Position               April 30        Salary        Bonus     Compensation (3)
--------------------------------------------------------------------------------
Marton B. Grossman       1998           $0                         $31,200
Chairman & President     1997           $0                         $31,200
                         1996           $0                         $18,200
--------------------------------------------------------------------------------
Isaac Grossman           1998           $0                         $32,240
Director, Treasurer      1997           $0                         $32,240
                         1996           $0                         $18,200
--------------------------------------------------------------------------------
William P. Dolan         1998           $112,976                   $0
Vice President-Finance   1997           $100,000                   $0
                         1996           $100,000                   $0
--------------------------------------------------------------------------------
John Holodnicki          1998           $124,538                   $0
Vice President           1997           $120,000                   $0
                         1996           $120,000                   $0
--------------------------------------------------------------------------------
Marvin Cooper (4)        1998           $0                         $0
Executive Vice President 1997           $128,125                   $0
                         1996           $182,876                   $0
--------------------------------------------------------------------------------
(1) The above compensation does not include the use of an automobile and other personal benefits, the total value of which does not exceed as to any named officer or director or group of executive officers the lesser of $50,000 or 10% of such person's or persons' cash compensation.

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

The following table sets forth the number of shares of Common Stock to be issued to Marton Grossman under the Bonus Agreement:


                                           Performance or Other
                       Number of Shares,       Period Until          Estimated Future Payments
                        Units or Other        Maturation or               Under Non-Stock
 Name                       Rights               Payout                 Price-Based Plans
 ----                  -----------------   --------------------      -------------------------
                                                                     Threshold Target Maximum
                                                                     -------------------------
 Marton B. Grossman       2,000,000           April 30, 2000            *       *       *
----------------------------------------------------------------------------------------------

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

401K Plan

The Company terminated the 401K plan as of December 31, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of July 28, 1998, information regarding the beneficial ownership of the Company's Common Stock based upon the most recent information available to the Company for (I) each person known by the Company to own beneficially more than five (5%) percent of the Company's outstanding Common Stock, (ii) each of the Company's officers and directors, and (iii) all officers and directors of the Company as a group. Each stockholder's address is c/o the Company, 58 Second Avenue, Brooklyn, New York 11215, unless otherwise indicated.

                                               Shares Owned Beneficially
                                                   and of Record (1)
                                             -----------------------------
  Name and Address                           No. of Shares      % of Total
  ----------------                           -------------      ----------
  Marton B. Grossman (2)                       2,976,000           67.3
  Isaac Grossman (3)                           2,976,000           67.3
  Sheila Grossman (2)                          2,976,000           67.3
  Harry Braunstein
  40 Wall Street
  New York, NY 10004                                 -0-              *
  Bernard Goldman
  2100 Boca West Drive
  Laurel Oaks, FL                                    -0-              *
  William P. Dolan                                   123              *
  John Holodnicki                                     11              *
  Gordon Sulltrop                                    -0-              *
  All Officers and Directors
    as a Group (8 persons)                     2,976,134           67.3
--------------------------------------------------------------------------------
* Less than 1%

(1) Includes shares issuable within 60 days upon the exercise of all options and warrants. Shares issuable under options or warrants are owned beneficially but not of record.

(2) Consists of shares of Common Stock held by a family foundation and a series of trusts (collectively, the "Grossman Trust") for the benefit of relatives of Mr. Grossman. Mr. Isaac Grossman and two of his relatives are the trustees of the Grossman Trusts. Under its terms, the Grossman Trust will return to Mr. Grossman annually until August 1998 56% of the value of the shares
(payable in cash or in shares) when deposited into each of the Grossman Trusts. Since the number of shares to be returned to Mr. Grossman is based on the then current market price of the Common Stock, such number cannot be determined at the present time. To date, 201,023 shares have been returned
to Mr. Grossman under this arrangement.   Mr.  Grossman  disclaims beneficial
ownership in the shares held by the Grossman Trust that will not be returned to him.

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

Also in connection with the Plan, MG Holding loaned approximately $1,205,000 to the Company to consummate the Plan and for related expenses. The Company issued a promissory note to MG Holding evidencing the loan and granted it a security interest in all of the Company's assets. The promissory note is to be paid in 24 monthly installments commencing September 5, 1996. The note accrues interest at the Citibank prime rate plus 1%. The weighted average interest rate as of the date hereof and at April 30, 1997 was 9.35% and 9.25%, respectively. As of April 30, 1997, the Company had accrued interest in the amount of $37,219 in connection with this loan. As of June 30, 1997, the amount of interest owed amounted to $54,197. In July 1997, the Company and MG Holding agreed that no principal or interest payments under the note would be due until the consummation of this offering or the scheduled maturity of the note, whichever occurred earlier. The note and all accrued interest was paid in full on December 23, 1997 with the proceeds of the stock offering.

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

The Warehousing Agreement has a term of two years and is automatically renewable for additional one-year periods unless written notice of termination is given at least six months prior to the commencement of a renewal period. During the fiscal year ended April 30, 1997, the Company accrued approximately $183,095 in fees under the Warehousing Agreement.

Achim is wholly owned by Marton B. Grossman, the Company's Chairman and President. The Company believes that the terms of the Warehousing Agreement with Achim are at least as favorable as would have been obtained from an unaffiliated third party.

On April 30, 1998 the Company entered into a credit agreement with The Chase Manhattan bank for maximum borrowings of $1,500,000 in the form of letters of credit and banker acceptances. The agreement also provides for a security interest in the inventory and notes and accounts receivable of the Company. The agreement also provides for the personal guarantee of the President and major shareholders of the Company in the amount of $250,000.

In addition, pursuant to an unwritten understanding, Achim arranges for the issuance by its financial lender of letters of credit in favor of the Company's overseas suppliers, thereby enabling the Company to finance the purchases of its inventory. Also, from time to time, when taking deliveries from domestic suppliers, Achim purchases products from the manufacturer and resells them to the Company in order to accommodate Achim's commercial lenders who often require a security interest in the merchandise until it has been sold and the lender has been repaid. The Company pays Achim for the amount actually paid to the supplier (including any applicable discounts) without markup, reimburses Achim for its bank charges and pays it interest at the prime rate plus 1% on the unpaid balance of the purchases. As of April 30, 1998, no monies were owed to Achim under this arrangement. See ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS. The weighted average interest rate paid by the Company to Achim at June 30, 1997, April 30, 1997 and April 30, 1996 was 9.37%, 9.25% and 11.5%,
respectively.

The Company occupies a warehouse consisting of approximately 54,400 square feet, of which 4,500 square feet are dedicated to office space, located at 58 Second Avenue, Brooklyn, New York. The property is owned by Sym Holding Corp. which is owned by Isaac Grossman and one of his siblings. Isaac Grossman is the Company's Vice Chairman, Treasurer and Secretary. The property is leased to Achim which makes the property available to the Company. Other than the fees payable by the Company under the Warehousing Agreement, the Company pays no rent for the property. See ITEM 1. BUSINESS "Management Agreement with Achim Importing Co., Inc" and ITEM 2. PROPERTIES.

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

(b)                        Reports on Form 8-K

         No Reports on Form 8-K were filed during the last quarter of the fiscal year ended April 30, 1998.

DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
--------------------------------------------------------------------------------


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                                                   Page to Page

Item 8:  Financial Statements

Independent Auditor's Report...................................... F-1..........

Consolidated Balance Sheets as of April 30, 1998 and 1997......... F-2.......F-3

Consolidated Statements of Operations for the year ended April 30, 1998, the nine months ended April 30, 1997, the three months ended July 31, 1996 and the year ended April 30, 1996................................. F-4.......F-5

Consolidated Statements of Stockholders' Equity for the year ended April 30, 1998, the nine months ended April 30, 1997, the three months ended July 31, 1996 and the year ended April 30, 1996...... F-6..........

Consolidated Statements of Cash Flows for the year ended April 30, 1998, the nine months ended April 30, 1997, the three months ended July 31, 1996 and the year ended April 30, 1996................................. F-7.......F-9

Notes to Consolidated Financial Statements........................ F-10.....F-22

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
   Dynamic International, Ltd.


                  We have audited the accompanying consolidated balance sheet of Dynamic International, Ltd. [formerly Dynamic Classics, Ltd., see Note 2] and its subsidiary as of April 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended April 30, 1998, the nine months ended April 30, 1997, the three months ended July 31, 1996, and the year ended April 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynamic International, Ltd. [formerly Dynamic Classics, Ltd.] and its subsidiary as of April 30, 1998 and 1997, and the results of their operations and their cash flows for the year ended April 30, 1998, the nine months ended April 30, 1997, the three months ended July 31, 1996, and the year ended April 30, 1996, in conformity with generally accepted accounting principles.

                  As explained in Note 3 to the financial statements, the Company had given retroactive effect to the change in accounting for its inventories from the LIFO method to the FIFO method


                                           /s/ MOORE STEPHENS, P. C.

                                           MOORE STEPHENS, P. C.
                                           Certified Public Accountants

New York, New York
July 15, 1998

Item 8:

DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                                                    April 30,
                                                                                                    ---------
                                                                                            1 9 9 8             1 9 9 7
                                                                                            -------             -------
                                                                                                              [Restated]
Assets:
Current Assets:
   Cash and Cash Equivalents                                                          $     1,575,248     $        43,543
   Accounts Receivable - Trade [Net of Allowance for
     Doubtful Accounts of $122,685 and $167,000 in 1998
     and 1997, Respectively]                                                                  810,447             887,089
   Due from Suppliers                                                                          36,142              65,273
   Inventory                                                                                2,359,022           3,325,795
   Prepaid Expenses                                                                           669,133              60,272
   Miscellaneous Receivables                                                                       --               2,658
   Prepaid and Refundable Income Taxes                                                         26,201              39,914
                                                                                      ---------------     ---------------

   Total Current Assets                                                                     5,476,193           4,424,544
                                                                                      ---------------     ---------------

Property and Equipment:
   Tools and Dies                                                                             775,839             707,939
   Furniture and Equipment                                                                    102,205             102,205
   Capitalized Equipment Leases                                                               576,071             576,071
                                                                                      ---------------     ---------------

   Totals - At Cost                                                                         1,454,115           1,386,215
   Less:  Accumulated Depreciation                                                         (1,329,269)         (1,260,924)
                                                                                      ---------------     ---------------

   Property and Equipment - Net                                                               124,846             125,291
                                                                                      ---------------     ---------------

Other Assets:
   Due from Supplier                                                                               --              36,142
   Security Deposits                                                                            2,050               4,650
   Deferred Stock Offering Costs                                                                   --             116,023
   Reorganization Value in Excess of Amount Allocable
     to Identifiable Assets - Net                                                             112,328             124,472
                                                                                      ---------------     ---------------

   Total Other Assets                                                                         114,378             281,287
                                                                                      ---------------     ---------------

   Total Assets                                                                       $     5,715,417     $     4,831,122
                                                                                      ===============     ===============


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------


                                                                                                    April 30,
                                                                                                    ---------
                                                                                            1 9 9 8             1 9 9 7
                                                                                            -------             -------
                                                                                                              [Restated]
Liabilities and Stockholders' Equity:
Current Liabilities:
   Accounts Payable and Accrued Expenses - Non-Related                                $       458,359     $       846,234
   Accounts Payable and Accrued Expenses - Related Party                                       19,186           2,627,580
   Capital Lease Obligations - Current                                                             --              24,228
   Income Taxes Payable                                                                        79,422              91,872
   Loan Payable- Related Party                                                                     --             844,531
                                                                                      ---------------     ---------------

   Total Current Liabilities                                                                  556,967           4,434,445
                                                                                      ---------------     ---------------

Other Liabilities:
   Loan Payable- Related Party                                                                     --             215,254
                                                                                      ---------------     ---------------

Commitment and Contingencies [6]                                                                   --                  --
                                                                                      ---------------     ---------------

Stockholders' Equity:
   Common Stock - Par Value, $.01 Per Share; Authorized
     5,000,000 Shares; No Shares Issued

   Common Stock - Par Value $.001 Per Share; Authorized
     50,000,000 Shares; Issued 4,418,798 and 3,198,798 Shares                                   4,419               3,199

   Additional Paid-in Capital                                                               4,869,796              22,940

   Retained Earnings                                                                          284,238             155,287
                                                                                      ---------------     ---------------

   Totals                                                                                   5,158,453             181,426
   Less:  Treasury Stock - At Cost - 540 Shares                                                    (3)                 (3)
                                                                                      ---------------     ---------------

   Total Stockholders' Equity                                                               5,158,450             181,423
                                                                                      ---------------     ---------------

   Total Liabilities and Stockholders' Equity                                         $     5,715,417     $     4,831,122
                                                                                      ===============     ===============



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------


                                                         Reorganized       Reorganized       Predecessor
                                                           Company           Company           Company         Predecessor
                                                           For the        For the Nine      For the Three        Company
                                                         Year Ended       Months Ended      Months Ended       Year Ended
                                                          April 30,         April 30,         July 31,          April 30,
                                                           1 9 9 8           1 9 9 7           1 9 9 6           1 9 9 6
                                                           -------           -------           -------           -------
                                                                           [Restated]
Revenues:
   Sales                                                  $  8,001,138     $  7,492,729     $  1,983,164     $  7,151,715
   Other Income                                                 41,938           54,642           10,201           98,272
                                                          ------------     ------------     ------------     ------------

   Total Revenues                                            8,043,076        7,547,371        1,993,365        7,249,987

Cost of Sales                                                5,291,768        4,959,319        1,454,637        9,480,484
                                                          ------------     ------------     ------------     ------------

   Gross Profit                                              2,751,308        2,588,052          538,728       (2,230,497)
                                                          ------------     ------------     ------------     ------------

Operating Expenses:
   Research and Development                                     60,493            4,042               --          101,992
   Shipping Expense                                            273,459          452,093          116,894          738,681
   Selling Expense                                             865,223          686,214          198,993        1,254,006
   Advertising and Promotion                                   413,271          152,563            1,819          389,672
   General and Administrative                                  736,738          931,683          238,791        4,198,800
   Interest and Bank Charges - Non-Related
     [Contractual Interest of $806,937 for
     the year ended April 30, 1996]                              8,441           21,462            4,174          248,625
   Interest and Bank Charges - Related Party                   125,481          177,339           53,096          134,928
                                                          ------------     ------------     ------------     ------------

   Total Operating Expenses                                  2,483,106        2,425,396          613,767        7,066,704
                                                          ------------     ------------     ------------     ------------

Reorganization Items:
   Bankruptcy Administration Costs                                  --           48,874            1,325          449,693
                                                          ------------     ------------     ------------     ------------

Income [Loss] Before Provisions
   for Income Taxes                                            268,202          113,782          (76,364)      (9,746,894)
                                                          ------------     ------------     ------------     ------------

Income Tax Provision [Benefit]:
   Current                                                     139,251          103,700               --               --
   Deferred                                                         --               --               --       (7,511,000)
                                                          ------------     ------------     ------------     ------------

   Total Tax Provision [Benefit]                               139,251          103,700               --       (7,511,000)
                                                          ------------     ------------     ------------     ------------

   Income [Loss] Before Extraordinary
     Item                                                      128,951           10,082          (76,364)      (2,235,894)
                                                          ------------     ------------     ------------     ------------

Extraordinary Item:
   Gain on Discharge of Prepetition
     Liabilities                                                    --               --               --       16,692,193
   Income Tax Provision                                             --               --               --       (7,511,000)
                                                          ------------     ------------     ------------     ------------

   Extraordinary Gains Net of Income Tax                            --               --               --        9,181,193
                                                          ------------     ------------     ------------     ------------

   Net Income [Loss]                                      $    128,951     $     10,082     $    (76,364)    $  6,945,299
                                                          ------------     ------------     ------------     ------------


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
-------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------


                                                                                          Reorganized        Reorganized
                                                                                            Company            Company
                                                                                            For the         For the Nine
                                                                                          Year Ended        Months Ended
                                                                                           April 30,          April 30,
                                                                                            1 9 9 8            1 9 9 7
                                                                                            -------            -------
                                                                                                             [Restated]
   Income Per Share of Common Shares                                                  $           .03     $            --
                                                                                      ===============     ===============

   Weighted Average Number of Common Shares                                           $     3,655,758     $     3,198,258
                                                                                      ===============     ===============

The earnings per share as it related to the predecessor company is not meaningful due to the reorganization.

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
---------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------

                                                          Additional                          Treasury           Total
                                              Common        Paid-in          Retained          Stock -       Stockholder's
                                               Stock        Capital          Earnings          At Cost          Equity
                                          ------------  ---------------  --------------     ------------   --------------
   Balance - May 1, 1995                  $     17,444  $       590,291  $(   7,582,536)    $    (17,500)  $   (6,992,301)

Net Income                                          --               --       6,945,299               --        6,945,299
                                          ------------  ---------------  --------------     ------------   --------------

   Balance - April 30, 1996                     17,444          590,291        (637,237)         (17,500)         (47,002)

Net [Loss] for the three months
   ended July 31, 1996                              --               --         (76,364)              --          (76,364)
                                          ------------  ---------------  --------------     ------------   --------------

   Balance - July 31, 1996                      17,444          590,291        (713,601)         (17,500)        (123,366)

Eliminate Predecessor Equity
   Accounts and to Reflect
   New Issuance of Shares in
   Connection with Fresh Start                  (1,450)        (580,146)        713,601           17,497          149,502
                                          ------------  ---------------  --------------     ------------   --------------

                                                15,994           10,145              --               (3)          26,136

To Reflect 1 for 5 Reverse
   Stock Split                                 (12,795)          12,795              --               --               --
                                          ------------  ---------------  --------------     ------------   --------------

   Balance - July 31, 1996                       3,199           22,940              --               (3)          26,136

Adjustment at the Date of the
   Implementation of Fresh Start
   Accounting for the Cumulative
   Effect of Applying Retroactively
   the New Method of Valuing
   Inventories at August 1, 1996                    --               --         145,205               --          145,205

Net Income for the nine months
   ended April 30, 1997 - Restated                  --               --          10,082               --           10,082
                                          ------------  ---------------  --------------     ------------   --------------

   Balance - April 30, 1997                      3,199           22,940         155,287               (3)         181,423

Issuance of 20,000 Shares for
   Legal Expenses in Connection
   with the Public Offering                         20           74,635              --               --           74,655

Net Proceeds from Issuance of
   1,200,000 Shares of Common
   Stock [Offering Costs of
   $1,251,924] in December 1997                  1,200        4,772,221              --               --        4,773,421

Net Income for the year ended
   April 30, 1998                                   --               --         128,951               --          128,951
                                          ------------  ---------------  --------------     ------------   --------------

   Balance - April 30, 1998               $      4,419  $     4,869,796  $      284,238     $         (3)  $    5,158,450
                                          ============  ===============  ==============     ============   ==============


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
-------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

                                                         Reorganized       Reorganized       Predecessor
                                                           Company           Company           Company         Predecessor
                                                           For the        For the Nine      For the Three        Company
                                                         Year Ended       Months Ended      Months Ended       Year Ended
                                                          April 30,         April 30,         July 31,          April 30,
                                                           1 9 9 8           1 9 9 7           1 9 9 6           1 9 9 6
                                                           -------           -------           -------           -------
                                                                           [Restated]
Operating Activities:
   Net Income [Loss]                                  $        128,951  $        10,082  $        (76,364) $     6,945,299
   Adjustments to Reconcile Net Income
     [Loss] to Net Cash Provided by
     [Used for] Operating Activities:
     Depreciation and Amortization                              80,489           87,681            26,191          220,400
     Reserve for Bad Debt                                      (44,315)              --                --          167,000
     Loss on Disposal of Property
       and Equipment                                                --               --                --           71,030
     Deferred Income Taxes                                          --               --                --       (7,511,000)
     Income on Partial Discharge of
       Capital Lease Obligations                                    --               --                --          (77,403)
     Interest Converted to Principal                                --           11,439            36,670               --
     Reorganization Item:
       Gain on Discharge of Debt - Net
         of Income Tax                                              --               --                --       (9,181,193)
       Cash Distribution                                            --         (515,638)               --               --

   Change in Assets and Liabilities:
     [Increase] Decrease in:
       Accounts Receivable and Due
         from Suppliers                                        186,230          482,254          (221,255)         220,882
       Inventory                                               966,773         (923,565)          115,616        1,065,821
       Prepaid Expenses                                       (608,861)         122,017          (100,596)         168,856
       Miscellaneous Receivables                                 2,658          132,379                --         (108,179)
       Prepaid and Refundable Income Taxes                      13,713          252,046              (812)              --
       Security Deposits                                         2,600               --                --           86,858

     Increase [Decrease] in:
       Prepetition Liabilities                                      --               --                --        8,614,728
       Accounts Payable and
         Accrued Expenses                                   (2,805,591)         (56,766)          155,784       (1,828,715)
       Income Taxes Payable                                    (12,450)         103,700                --               --
                                                      ----------------  ---------------  ----------------  ---------------

   Net Cash - Operating Activities -
     Forward                                          $     (2,089,803) $      (294,371) $        (64,766) $    (1,145,616)


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------

                                                         Reorganized       Reorganized       Predecessor
                                                           Company           Company           Company         Predecessor
                                                           For the        For the Nine      For the Three        Company
                                                         Year Ended       Months Ended      Months Ended       Year Ended
                                                          April 30,         April 30,         July 31,          April 30,
                                                           1 9 9 8           1 9 9 7           1 9 9 6           1 9 9 6
                                                           -------           -------           -------           -------
                                                                           [Restated]
   Net Cash - Operating Activities -
     Forwarded                                        $     (2,089,803) $      (294,371) $        (64,766) $    (1,145,616)
                                                      ----------------  ---------------  ----------------  ---------------

Investing Activities:
   Purchase of Property and Equipment                          (67,900)              --                --          (47,933)
                                                      ----------------  ---------------  ----------------  ---------------

Financing Activities:
   Proceeds from Notes Payable                                      --               --                --        3,393,628
   Repayment of Notes Payable                                       --               --                --               --
   Proceeds from Note Payable -
     Related Party                                                  --          600,000                --               --
   Repayment from Notes Payable -
     Related Party                                                  --         (145,324)               --               --
   Proceeds from Loan Payable -
     Related Party                                                  --               --                --          557,000
   Repayment of Loan Payable - Related Party                (1,059,785)              --                --               --
   Proceeds from Bankers Acceptances                                --               --                --        1,118,556
   Repayment of Bankers Acceptances                                 --               --                --       (4,127,139)
   Repayment of Officers' Loans Payable                             --               --                --               --
   Repayment of Capital Lease Obligations                      (24,228)         (29,656)          (18,812)         (64,552)
   Proceeds from Insurance Note Payable                             --               --            77,225               --
   Repayment of Insurance Note Payable                              --          (62,020)          (15,205)              --
   Payment of Deferred Offering Costs                               --          (30,043)               --               --
   Net Proceeds from Issuance of 1,200,000
     Share Common Stock                                      4,773,421               --                --               --
                                                      ----------------  ---------------  ----------------  ---------------

   Net Cash - Financing Activities                           3,689,408          332,957            43,208          877,493
                                                      ----------------  ---------------  ----------------  ---------------

   Increase [Decrease] in Cash and
     Cash Equivalents                                        1,531,705           38,586           (21,558)        (316,056)

Cash and Cash Equivalents -
   Beginning of Periods                                         43,543            4,957            26,515          342,571
                                                      ----------------  ---------------  ----------------  ---------------

   Cash and Cash Equivalents -
     End of Periods                                   $      1,575,248  $        43,543  $          4,957  $        26,515
                                                      ================  ===============  ================  ===============

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the periods for:
     Interest                                         $        133,922  $        25,451  $          1,553  $       203,964
     Income Taxes                                     $        163,529  $            --  $             --  $            --



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
----------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------

Supplemental Disclosures of Non-cash Investing And Financing Activities:

    In July 1996, pursuant to a Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code, the Company discharged approximately $17.2 million of allowed claims including a secured loan in the amount of $6.8 million owed to one creditor. The claims were discharged by a cash payment of $515,638 and the issuance of 34,198,798 shares of common stock. Of this amount, 2,976,000 shares were issued to one creditor which also satisfied $15,923 of loans made by the chief executive officer of the Company to the Company.

    The Company issued 20,000 shares for legal services valued at $74,655 in connection with the Company's public offering.



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

[1] Summary of Significant Accounting Policies

The Company - Dynamic International, Ltd. [the "Company"] is engaged in the sale and distribution of a diverse line of hand exercise and light exercise equipment, and sports bags/luggage which are distributed throughout the United States.

Revenue - Revenue is recognized when the goods are shipped to the customer.

Fresh Start Reporting - Financial accounting during a Chapter 11 proceeding is prescribed in "Statement of Position 90-7 of the American Institute of Certified Public Accountants," titled "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ["SOP 90-7"], which the Company adopted effective July 31, 1996. The emergence from the Chapter 11 proceeding resulted in the creation of a new reporting entity without any accumulated deficit and with the Company's assets and liabilities restated at their estimated fair values [also see Note 2 Reorganization and Management Plan]. Because of the application of fresh start reporting, the financial statements for periods after reorganization are not comparable in all respects to the financial statements for periods prior to reorganization.

Principles of Consolidation - The consolidated  financial statements include the
accounts  of  the  Company  and  the  wholly  owned  inactive  subsidiary.   All
significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories - Inventories consist principally of finished goods and are stated at the lower of cost; first-in, first-out method, ["FIFO"] or market.

Property, Equipment and Depreciation - Property and equipment are stated at cost. Depreciation is provided generally by accelerated methods over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged against income. Estimated useful lives used in calculating depreciation are as follows:

Tools and dies                                       5 years
Furniture and equipment                              5 years to 7 years
Capitalized Equipment Leases                         5 years to 7 years

Deferred Offering Costs - Legal and accounting costs incurred in connection with the public offering of the Company's common stock were charged to additional paid-in capital upon completion of the public offering.

Advertising and Promotion - Advertising and promotion expense, primarily comprised of print media distributed to current and potential customers, is expensed as incurred.

Prepaid Expenses - The Company has deferred certain packaging design, displays, and direct response advertising costs for several new products that were not introduced as of April 30, 1998. These costs of approximately $480,000 will be amortized over a period of twelve months from the introduction of each product and are classified as prepaid expenses at April 30, 1998.

Loss Per Share - The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ["SFAS"] No. 128, "Earnings per Share"; which is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, earnings per share data in the financial statements for the year ended April 30, 1998, have been calculated in accordance with SFAS No.
128. Prior periods earnings per share data have been recalculated as necessary to conform prior years data to SFAS No. 128. Prior periods' earnings per share data have been restated to give retroactive effect for the one for five reverse stock split in September of 1997.

DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
-------------------------------------------------------------------------------
[1] Summary of Significant Accounting Policies [Continued]

Loss Per Share [Continued] - SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share," and replaces its primary earnings per share with a new basic earnings per share representing the amount of earnings for the period available to each share of common stock outstanding during the reporting period. SFAS No. 128 also requires a dual presentation of basic and diluted earnings per share on the face of the statement of operations for all companies with complex capital structures. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock.

The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings per share [i.e., increasing earnings per share or reducing loss per share]. The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants.

Potential common shares of 4,640,000 are not currently dilutive, but may be in the future.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

Stock Options and Similar Equity Instruments Issued to Employees - The Financial Accounting Standards Board ["FASB"] issued Statement of Financial Accounting Standards ["SFAS"] No. 123, "Accounting for Stock-Based Compensation," in October 1995. SFAS No. 123 uses a fair value based method of accounting for stock options and similar equity instruments as contrasted to the intrinsic value based method of accounting prescribed by Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees." The Company adopted SFAS No. 123 on April 1, 1996 for financial note disclosure purposes and will continue to apply APB Opinion No. 25 for financial reporting purposes.

Reorganization Value in Excess of Amounts Allocable to Identifiable Assets - The excess reorganization value is amortized over a period of eleven years on the straight line basis [see Note 2]. Management re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. If impairment is deemed to exist, the excess reorganization value will be written down to fair value or projected discounted cash flows from related operations. As of April 30, 1998, management expects the asset to be fully recoverable.

[2] Reorganization and Management Plan

On August 23, 1995, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. A Plan of Reorganization was filed by the Company on October 30, 1995 and subsequently amended and modified on February 22, 1996. On April 5, 1996, the creditors voted to accept the amended and modified Plan [the "Plan"], and on May 23, 1996, the court confirmed the Plan. The Plan was substantially consummated in August 1996. For accounting purposes, the Company assumed that the Plan was consummated on July 31, 1996.

DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
------------------------------------------------------------------------------
[2] Reorganization and Management Plan [Continued]

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

Chapter 11 claims filed against the Company and subsequently allowed in the bankruptcy proceeding totaled approximately $17.2 million. The Plan discharged such claims through distributions of cash of approximately $515,000 and issuance of shares of new common stock. The cash distributions were paid in August 1996. A total of 3,198,798 shares of new common stock were issued on July 25, 1996 out of which 2,976,000 shares were issued to one secured creditor, which also satisfied $15,923 of loans made by the chief executive officer of the Company to the Company (see Note 4); 160,000 shares were issued to unsecured creditors, and 62,798 shares were issued to the reconfirmation common stock equity interest holders.

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

The eleven year cash flow projection was based on estimates and assumptions. Accordingly, there will usually be differences between projections and actual results because events and circumstances frequently do not occur as expected, and those differences may be material.

As part of the reorganization, the Company will continue to sell hand exercise, light exercise equipment and luggage and sports bags. Management believes it can increase revenues by increasing its focus on direct response marketing by developing infomercials to market these products. Management believes these increased marketing efforts, adequate financing through its related entity, Achim Importing, discontinuance of the unprofitable products, and sustainable gross profit percentages, could be effectively implemented within the a twelve month period. The Company adopted "fresh-start reporting" in accordance with Statement of Position ["SOP"] 90-7 issued by the American Institute of Certified Public Accountants on July 31, 1996. SOP 90-7 calls for the adoption of "fresh-start reporting" if the reorganization value of the emerging entity immediately before the date of confirmation is less than the total of all postpetition and allowed claims, and if holders of existing voting shares immediately before confirmation receive less than 50 percent of the voting shares of the emerging entity, both conditions of which were satisfied by the Company. Although the confirmation date was May 23, 1996, fresh-start reporting was adopted on July 31, 1996. There were no material fresh-start related adjustments during the period May 23, 1996 to July 31, 1996.

DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
------------------------------------------------------------------------------
[2] Reorganization and Management Plan [Continued]

Under fresh start accounting, all assets and liabilities are restated to reflect their reorganization value, which approximates book value at date of reorganization. Therefore, no reorganization value has been allocated to the assets and liabilities. In addition, the accumulated deficit of the predecessor company at July 31, 1996 totaling $713,601 was eliminated, and at August 1, 1996, the reorganized company's financial statements reflected no beginning retained earnings or deficit. The reorganization value in excess of amounts allocable to identifiable assets is being amortized over an eleven year period on the straight line method. Amortization expense for the nine months ended April 30, 1997, and the year ended April 30, 1998 was $9,108 and $12,144, respectively.

[3] Inventories/Change in Method of Accounting for Inventory

The inventories consist of finished goods. During the three month period ended January 31, 1998, the Company changed its method of determining the cost of inventories from the LIFO method to the FIFO method. Under the current economic environment of low inflation, the Company believes that the FIFO method will result in a better measurement of operating results. This change has been applied by retroactively restating the accompanying consolidated financial statements. This change increased net income for the six months ended January 31,1 997 by $8,655 or .002 cents per share. The balance of retained earnings as of August 1, 1997 [see note 2 reorganization and management plan] and April 30, 1997 have been adjusted for the effect [net of taxes] of applying retroactively the new method of valuing inventories. The effect of the accounting change on income for the year ended April 30, 1998 was an increase of $214,000.

If the first-in, first-out ["FIFO"] method of accounting had been used by the Company, reported net income would have been decreased by $294,000 in fiscal 1997. Net income would have been increased by $263,000 in fiscal 1996, and the net loss would have been increased by $246,000 in fiscal 1995. On a FIFO basis, reported year end inventories would have increased by $24,000 in 1997, $318,000 in 1996 and $55,000 in 1995.

[4] Related Party Transactions

Pursuant to a Warehouse and Service Agreement dated as of September 1, 1996 [the "Warehousing Agreement"] between the Company and an entity ["Related Party"] wholly owned by a major stockholder, the entity performs certain administrative services on behalf of the Company. Under the Warehousing Agreement, the entity assists, among other things, in the maintenance of financial and accounting books and records, in the preparation of monthly financial accounts receivable aging schedules and other reports and in the performance of credit checks on the Company's customers. In consideration for these services, Achim receives an annual fee, payable monthly, calculated at a percentage of the Company's invoiced sales originating at the warehouse ranging from 4% of the invoiced sales under $30 million to 3% of sales of $60 million or more. For sales not originating at the warehouse, Achim receives a service fee in the amount of 1.5% of the Company's invoiced sales to customers and accounts located in the United States if payment is made by letter of credit and 1% is such customers and accounts are located outside the United States, irrespective of manner of payment. In addition, under the Warehousing Agreement, the entity provides warehousing services consisting of receiving, shipping, and storing of the Company's merchandise. The Company pays Achim a monthly fee of 3% of its invoiced sales originating at the warehouse in connection with these warehousing services performed by Achim under the Warehousing Agreement.

DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
-------------------------------------------------------------------------------
[4] Related Party Transactions [Continued]

The Warehousing Agreement has a term of two years and is automatically renewable for additional one year periods unless written notice of termination is given at least six months prior to the commencement of a renewal period. During the fiscal years ended April 30, 1998 and 1997, the Company accrued approximately $183,095 and $458,488 in fees under the Warehousing Agreement. Total warehousing and administrative expenses charged to operations for the year ended April 30, 1998 were $183,095 of which $19,186 was the balance due at April 30, 1998, for the nine months ended April 30, 1997 were approximately $364,000, for the three months ended July 31, 1996 were approximately $95,000 and for the year ended April 30, 1996 were approximately $164,000.

The related party has purchased inventory for the Company and has charged the Company for the invoiced amount of the inventory. In addition, pursuant to an unwritten understanding, the related party arranges for the issuance by its financial lender of letters of credit in favor of the Company's oversea supplier thereby enabling the Company to finance the purchases of its inventory.

Loan payable to the related party totaled $-0- and $1,059,785 at April 30, 1998 and 1997, respectively. Such note was secured by all of the Company's assets. In August 30, 1996, loans and other payables, including accrued interest totaling $1,205,109, were converted into the note payable. Interest was charged at the Citibank prime rate plus 1%. This note was payable in 24 equal installments of principal and interest through August 5, 1998. On July 10, 1997, the note was amended to allow the arrears and note payments to be deferred until the consummation of the Company's contemplated public offering [see Note 11] or the scheduled maturity of the note, whichever is earlier. The note was paid in full in December 1997 following the Company's public offering.

Interest expense charged to operations for the year ended April 30, 1998 was $65,568, for the nine months ended April 30, 1997 was $67,898, for the three months ended July 31, 1996 was $16,746 and $19,924 for the year ended April 30, 1996.

Other amounts payable to the related party totaled $19,186 and $2,627,580, respectively, at April 30, 1998 and 1997. Such amounts represent unpaid inventory purchases and various fees due to the related party. The amounts payable for the purchase of inventory bears interest at the Citibank prime rate plus 1% from September 1996 to April, 1997 and the Citibank prime rate plus 3% prior to September 1996. The prime rate used was 8.25% for the period September 1996 to April 1998 and 8.5% for the period prior to September 1996 . Interest expense charged to operations was $59,913 for the year ended April 30, 1998, $111,411 for the nine months ended April 30, 1997, $34,380 for the three months ended July 31, 1996 and $115,004 for the year ended April 30, 1996. The weighted average interest rate at April 30, 1998 and 1997 was 9.25%.

[5] Income Taxes

The Company utilizes an asset and liability approach to determine the extent of any deferred income taxes, as described in Statement No. 109, "Accounting for Income Taxes" of the Financial Accounting Standards Board. This method gives consideration to the future tax consequences associated with differences between financial statement and tax bases of assets and liabilities.

DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
------------------------------------------------------------------------------
[5] Income Taxes [Continued]

Income tax liabilities at April 30, 1998 and 1997 included in income taxes payable consist of the following:


                                                          1 9 9 8          1 9 9 7
                                                          -------          -------

Current taxes                                        $       79,422    $      103,700

Deferred taxes:
   Federal                                                       --                --
   Other income and franchise taxes                              --                --
                                                     --------------    --------------

   Total Income Tax Liability                        $       79,422    $      103,700
                                                     ==============    ==============

At April 30, 1998 and 1997, there are no temporary differences that would result in a deferred tax asset or liability. The deferred income tax assets and liabilities at April 30, 1996 consist of the following:

Deferred Tax Assets:
   Bad debt reserves                                                $       75,000
   Difference in book and tax treatment
     for advertising costs                                                  16,000
   Net operating loss carryforwards                                      8,783,000
   Other deferred tax assets                                                50,000
                                                                   ---------------

   Total Deferred Tax Assets                                             8,924,000

Deferred Tax Liability [allocated to extraordinary gain]:
   Gain on discharge of prepetition liabilities                         (7,511,000)

   Valuation allowance for deferred tax assets                          (1,413,000)
                                                                   ---------------

   Net                                                             $            --
   ---                                                             ===============

A summary of the provision [credit] for income taxes is as follows:


                                                                Reorganized Company            Predecessor Company
                                                                              Nine months
                                                           Year ended            ended             Year ended
                                                            April 30,          April 30,            April 30,
                                                             1 9 9 8            1 9 9 7              1 9 9 6
                                                             -------            -------              -------
Current:
   Federal                                              $        51,490    $       59,000        $           --
   State and Local                                               27,932            44,700                    --
                                                        ---------------    --------------        --------------

                                                                 79,422           103,700                    --
                                                        ---------------    --------------        --------------
Deferred:
   Federal                                                           --                --            (5,675,000)
   State and Local                                                   --                --            (1,836,000)
                                                        ---------------    --------------        --------------

                                                                     --                --            (7,511,000)
                                                        ---------------    --------------        --------------

                                                        $        79,422    $      103,700        $   (7,511,000)
                                                        ===============    ==============        ==============

                                      F-15

DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
-------------------------------------------------------------------------------
[5] Income Taxes [Continued]

The reconciliation of the federal statutory income tax expense [credit] to the Company's actual income tax [credit] is as follows:

                                                                Reorganized Company            Predecessor Company
                                                                              Nine months
                                                           Year ended            ended             Years ended
                                                            April 30,          April 30,            April 30,
                                                             1 9 9 8            1 9 9 7              1 9 9 6
                                                             -------            -------              -------
U.S. Federal Income Taxes at Statutory Rate             $        91,189    $      75,900         $    2,361,000
Losses for which no Benefit was Provided                             --                --                    --
Change in Valuation Allowance                                        --                --            (1,094,000)
Benefit of Surtax Exemption                                      (6,363)               --                    --
Tax Effect of Permanent Differences                               1,020             5,400                 8,000
State Income Taxes, Net of Federal Benefit                       33,767            25,000               764,000
Benefit of Unused Net Operating Losses                               --                --            (1,412,000)
Differences Due to Change in  Rate                                   --                --              (627,000)
Underaccrual of Prior Year's Federal Income Tax                  23,825                --                    --
Other                                                            (4,187)           (2,600)                   --
                                                        ---------------    --------------        --------------

                                                        $       139,251    $      103,700        $           --
                                                        ===============    ==============        ==============

The Company had a net loss for the three months ended July 31, 1996 and accordingly, the Company had no income tax provision or liability for the period.

The Company has a net operating loss for the year ended April 30, 1995 of approximately $8,400,000 of which $1,200,000 was carried back to prior years. The Company has filed prior year amended returns to claim the net operating loss carryback which resulted in refundable income taxes of approximately $287,000. As of April 30, 1998, the Company received all of the refundable income taxes.

At April 30, 1996, the net operating loss carryforward totaled approximately $19,500,000 of which approximately $16,700,000 was utilized by the Company in its final tax return for the period May 1, 1996 to August 8, 1996 [see Note 2 re: merger into Dynamic International, Ltd.]. Based on ownership changes resulting from the reorganization [see Note 2], the balance of the net operating loss carryforward was eliminated by the current provision of Section 382 of the Internal Revenue Code.

[6] Commitments And Contingencies

[A] Capital Leases - The Company was the lessee of equipment under capital leases which expired in various years through 1998.

In September 1995, the lessor of the Company's capital leases agreed to forgive the balance of the unpaid lease payments through September 1995 and to accept 60% of the remaining balance of the lease payments. As a result, the Company recognized $77,403 of income on the adjustment of the lease term.
Such income is included in other income.

[B] Operating Leases - Prior to August, 1995 the Company occupied space for its sales, executive offices, assembly and storage facilities under long term operating leases expiring August 1998. The leases provided for additional payments for insurance, taxes and other charges related to the premises. As part of the bankruptcy proceeding, the Company was discharged of the obligations of the leases. In October 1995 the Company relocated its premises, where the Company is charged warehousing fees and administration fees based on sales volume [see Note 4].

Rent expense for the year ended April 30, 1996 was $341,427.

DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
-------------------------------------------------------------------------------
[6] Commitments And Contingencies [Continued]

[C] Royalty Obligations - The Company has entered into various royalty, licensing, and commission agreements for products sold by the Company. These agreements provide for minimum payments and a percentage of specific product sales, over a period of one to eight years. Royalty expense for the year ended April 30, 1998 was approximately $426,000, for the nine months ended April 30, 1997 was approximately $353,000, for the three months ended July 31, 1996 was $94,000 and for the year ended April 30, 1996 was approximately $275,000.

[D] Defined Benefit Pension Plan - On September 26, 1996, the Defined Benefit Employees Retirement Plan was terminated under a distress termination approved by the United States Bankruptcy Court. The defined benefit pension obligation prior to the termination was $860,945. As part of the bankruptcy proceeding, the obligation was settled for $38,743 resulting in a gain of $822,202 which is reflected in the extraordinary gain on discharge of prepetition liabilities for the year ended April 30, 1996.

[E] 401(k) Plan - On January 1, 1990, the Company adopted a 401[k] plan. The plan covers all eligible employees. Eligible employees may contribute from 1% to 15% of their salaries subject to the statutory maximum of $9,240 for the 1995 and 1994 calendar years. The plan also provided matching contributions by the Company of 25% of the employees' contributions to a maximum contribution of 1% of the employees' salaries. On May 31, 1996, the plan's summary plan description was modified to make matching contributions discretionary. No matching contributions were made by the Company for the 1996 calendar year nor will any be made by the 1997 calendar year. The plan was officially terminated by the Board of Directors as of December 31, 1997.

The 401[k] expense amounted to $-0- for the year ended April 30, 1998, and for the period May 1, 1996 to April 30, 1997 and $2,600 for the year ended April 30, 1996.

[F] Litigation - In the normal course of its operations, the Company has been named as a defendant in several product liability lawsuits that in the opinion of management are not material to the financial statements taken as a whole and are substantially covered by the Company's product liability insurance.

[G]  Consulting  Agreement - The Company has an unwritten  agreement  for $5,000
month  to  month  for  consulting   services  in  connection  with  new  product
development.

[H] Infomercial Production Agreement - On February 12, 1998, the Company entered into an infomercial production agreement to produce an infomercial for a total commitment of $284,000. As of April 30, 1998, $142,000 was paid under this agreement and is classified as a prepaid expense.

[7] Major Customers

During the year ended April 30, 1996, sales to three major customers were approximately 19%, 18%, and 14% [$1,359,000, $1,287,000 and $1,001,000,
respectively] of the Company's net sales. At April 30, 1996, accounts receivable from these customers totaled $465,506. There were no material receivables subject to foreign currency fluctuations.

During the nine months ended April 30, 1997 sales to major customers were approximately $3,080,180. At April 30, 1997 accounts receivable from these customers totaled $379,902. During the three months ended July 31, 1996, sales to major customers were approximately $837,450. At July 31, 1996, accounts receivable from these customers totaled $548,726.

During the year ended April 30, 1998 sales to major customers were approximately $2,007,985. At April 30, 1998 accounts receivable from these customers totaled $262,246.

DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
-------------------------------------------------------------------------------
[8] Credit Risk/financial Instruments

Due to the nature of its business and the volume of sales activity, the Company's cash balance occasionally exceeds the $100,000 protection of FDIC insurance. At April 30, 1997, there was no such excess balance. At April 30, 1998 such excess balances totaled approximately $1,518,673. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash and cash equivalents.

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

[9] Significant Risks And Uncertainties

[A] The Company's exercise products compete with products marketed and sold by a number of companies. The Company's main competitors in this area possess far greater financial and other resources, including sales forces, than the Company. However, the Company believes that as a result of its ability to use trademark names for which it pays royalties, it will be able to retain its share of the market. Nevertheless, there can be no assurance that the Company will be able to effectively compete with these companies as well as with other smaller entities.

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

[B] Most of the Company's exercise products are purchased from the Phillippines, Hong Kong, and Indonesia. The Company believes that, if necessary, it will be able to obtain its products from firms located in other countries at little, if any, additional expense. As a consequence, the Company believes that an interruption in deliveries by a manufacturer located in a particular country will not have a material adverse impact on the business of the Company. Nevertheless, because of political instability in a number of the supply countries, occasional import quotas and other restrictions on trade or otherwise, there can be no assurance that the Company will at all times have access to a sufficient supply of merchandise.

[10] Discontinued Products

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

DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10
------------------------------------------------------------------------------
[10] Discontinued Products [Continued]

The following table sets forth the financial statement effect of the Company's line of treadmills and ski machines for the period indicated:

                                             Predecessor Company
                                            For the Year Ended
                                                 April 30,
                                                  1 9 9 6
                                                  -------

Sales                                        $         597,000
Credits                                             (3,210,900)
                                             -----------------

Net Sales                                           (2,613,900)
Inventory Reserve                                           --
Cost of Sales                                          156,000
                                             -----------------

   Gross Loss                                $      (2,457,900)
                                             =================

The sale of these products was discontinued in August 1995, and all inventory was disposed of by October 1995. Currently, the Company does not believe that there will be additional returns of these products or that any claims relating thereto remain to be settled.

[11] Capital Stock

[A] Public Offering - On December 22, 1997, the Company completed a public sale of 1,200,000 units, each consisting of one share of common stock, one Class A Warrant and one Class B Warrant. Each Class A warrant entitles the holder to purchase one share of common stock at $6 until June 12, 1999. Each Class B warrant entitles the holder to purchase one share of common stock at $10 until December 12, 2000. In addition, the Company entered into a unit purchase option from the underwriter to purchase an aggregate of 120,000 units at a subscription price of $8.25 per unit commencing December 12, 1998 and expiring December 11, 2002. Each unit purchase option to the underwriter consists of one share of common stock, one Class A warrant to purchase one share of common stock at $9.90 per share and one Class B warrant to purchase one share of common stock at $16.50 per share. The net proceeds of approximately $4,800,000 were being used for the repayment of related party debt, purchase of inventory, general corporate services, and working capital.

The Company entered into a two year consulting agreement with the underwriter to provide financial consulting services for a fee of $20,000.

As part of the consideration of its services in connection with the registration statement, the Company agreed to issue to the underwriter, for nominal consideration, warrants to purchase up to 120,000 units at an exercise price of $8.25 per unit for a period of five years. The Class A Warrants and Class B Warrants underlying the units included in the underwriter's warrants will be exercisable at a price of $9.90 and $16.50 per share, respectively, or 165% of the then exercise price of the warrants offered to the public for a period of five years commencing with the closing of the registration statement. The non-cash cost of such warrants, representing a cost of raising capital, will be recorded as a charge and credit to additional paid-in capital when the warrants are issued. As capital in nature, they are not compensatory.

The Company issued 20,000 shares for legal services valued at $74,655 in connection with the Company's public offering.

DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11
-------------------------------------------------------------------------------
[11] Capital Stock (Continued)

[B] Earn Out Agreement - In March 1997, the Company entered into an agreement with Marton Grossman, the Company's chairman and president which provides for the issuance to Mr. Grossman an aggregate 2,000,000 shares of common stock if the Company reaches certain earnings criteria as follows:

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

[12] New Authoritative Pronouncements

The FASB has issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on the Company.

The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997, and comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. SFAS No. 131 does not have a material impact on the Company.

[13] Debt

On April 30, 1998, the Company entered into a credit agreement with The Chase Manhattan Bank for maximum borrowings of $1,500,000 in the form of letters of credit and bankers acceptances. The agreement also provides for a security interest in the inventory and notes and accounts receivable of the Company. The agreement also provides for the personal guarantee of the President and major shareholder of the Company in the amount of $250,000.

              INDEPENDENT AUDITOR'S REPORT ON SUPPLEMENTAL SCHEDULE


To the Board of Directors and Stockholders
   Dynamic International, Ltd.



                  Our report on the consolidated financial statements of Dynamic International, Ltd and its subsidiary as of April 30, 1998 and 1997, for the year ended April 30, 1998, the nine months ended April 30, 1997, the three months ended July 31, 1996, and the year ended April 30, 1996 is included on page F-1 of this Form S-1. In connection with our audit of such financial statements, we have also audited the related accompanying financial statement
Schedule II - Valuation and Qualifying Accounts for the year ended April 30, 1998, the nine months ended April 30, 1997, the three months ended July 31, 1996, and the year ended April 30, 1996.

                  In our opinion, the financial statements schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                   /s/ MOORE STEPHENS, P. C.

                                   MOORE STEPHENS, P. C.
                                   Certified Public Accountants.

New York, New York
July 15, 1998

DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
------------------------------------------------------------------------------
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
------------------------------------------------------------------------------

                                                         Reorganized       Reorganized       Predecessor
                                                           Company           Company           Company         Predecessor
                                                           For the        For the Nine      For the Three        Company
                                                         Year Ended       Months Ended      Months Ended       Year Ended
                                                          April 30,         April 30,         July 31,          April 30,
                                                           1 9 9 8           1 9 9 7           1 9 9 6           1 9 9 6
                                                           -------           -------           -------           -------
                                                                           [Restated]
Allowance for Doubtful Accounts
   Balance - Beginning                                $        167,000  $       167,000  $        167,000  $            --
Additions Charged to Income                                                          --                --          167,000
Recovery of Uncollectible Accounts - Net                                             --                --               --
Writeoffs of Uncollectible Amounts                             (44,315)              --                --               --
                                                      ----------------  ---------------  ----------------  ---------------

Allowance for Doubtful Accounts
   Balance - Ending                                   $        122,685  $       167,000  $        167,000  $       167,000
                                                      ================  ===============  ================  ===============


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           DYNAMIC INTERNATIONAL, LTD.


                               By: /s/ Marton B. Grossman
                               Marton B. Grossman
                               Chairman and President

Dated: 29th day of July, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of the 29th of July, 1998 by the following persons on behalf of Registrant and in the capacities indicated.

/s/ Marton B. Grossman                          /s/ Sheila Grossman
Marton B. Grossman                              Sheila Grossman
Chairman and President                          Director

/s/ Isaac Grossman                              --------------------------
Isaac Grossman                                  Bernard Goldman
Vice Chairman, Treasurer & Secretary            Director

/s/ William P. Dolan                            --------------------------
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

2.01 Agreement of Merger dated July 19, 1996 between the Company and Dynamic Classics, Ltd. (2)

2.02 Second Amended and Modified Plan of Reorganization dated February 22, 1996 (the "Plan") (3)

2.03 Errata Sheet and Correction Statement with respect to the Plan dated May 7, 1996 (3)

2.04     Order Confirming the Plan dated May 23, 1996 (3)

3.01     Certificate of Incorporation (2)

3.02     Bylaws (2)

4.01 Revised Form of Warrant Agreement to be entered into between the Company and American Stock Transfer & Trust Company (1)

4.02     Form of Common Stock Certificate (2)

4.03(a)  Form of A Warrant Certificate (1)

4.03(b)  Form of B Warrant Certificate (1)

4.04     Form of Unit Certificate (1)

10.02    License Agreement dated January 8, 1993 with Chrysler Corporation (4)

10.03    Endorsement Agreement dated December 22, 1994 with Kathy Ireland (5)

10.04 Warehousing and Service Agreement dated as of September 1, 1996 with Achim Importing Co., Inc.(5)

10.05 License Agreement dated November 1, 1996 by and between New Century Marketing & Distributors, Inc. and Dynamic
         Insulated Products, Inc. (1)

10.06    Bonus Agreement with Marton Grossman (1)

10.07 License Agreement with Spalding and Evenflo Companies Inc. dated October 1, 1997.

10.08    License Agreement with Connally Synergy Systems LLC dated December 17,
         1997.

10.09 Media Campaign Management Agreement with Script to Screen, Inc. dated April 13, 1998.

10.10 Infomercial Production Agreement with Script to Screen, Inc. dated February 12, 1998.

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