Form 10-Q
period 1998-07-31
DYNAMIC INTERNATIONAL LTD
filed 1998-09-14
CIK 1021097

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended July 31, 1998              Commission File Number 0-21475


                           DYNAMIC INTERNATIONAL, LTD.
              -----------------------------------------------------
              (Exact Name of Registrant As Specified In Its Charter


             Nevada                                         93-1215401
-------------------------------                          -------------------
(State or other jurisdiction of                           I.R.S. employer
incorporation or organization)                           identification no.)


  58 Second Ave., Brooklyn, New York                            11215
---------------------------------------                      ----------
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

                               Yes X        No __



As of August 31, 1998, 4,418,798 shares of the Registrant's common stock par value $.001 were issued and outstanding.

Form 10-Q FQE 7/31/98                               dynamic international, ltd.
===============================================================================

                      Consolidated Condensed Balance Sheets
                                   (Unaudited)

                                                                         July 31, 1998          April 30, 1998
                                                                         -------------          --------------
Current Assets
Cash                                                                       $1,077,669              $1,575,248
Accounts Receivable - (Net of allowance for
   doubtful accounts of $122,000)                                           1,092,439                 810,447
Due from Suppliers                                                             36,142                  36,142
Inventory                                                                   2,631,967               2,359,022
Prepaid Expenses                                                            1,065,865                 669,133
Prepaid and Refundable Income Taxes                                                 0                  26,201
                                                                           ----------              ----------
Total Current Assets                                                        5,904,082               5,476,193
Fixed Assets, at Cost, Less Accumulated
Depreciation                                                                  124,789                 124,846
Security Deposits                                                               6,800                   2,050
Reorganization value in excess of amounts
   allocable to identifiable assets, net                                      109,293                 112,328
                                                                           ----------              ----------
Total Assets                                                               $6,144,964              $5,715,417
                                                                           ==========              ==========
Liabilities and Shareholders' Equity
Current Liabilities
Note Payable-Bank                                                          $  500,000                       0
Accounts Payable & Accrued Expenses, Non-related                              301,957              $  458,359
Accounts Payable & Accrued Expenses, Related                                  128,033                  19,186
Income Taxes Payable                                                            9,814                  79,422
                                                                           ----------              ----------
                                                                              939,804                 556,967
Shareholders' Equity
Common Stock                                                                    4,419                   4,419
Additional Paid-In Capital                                                  4,869,796               4,869,796
Retained Earnings                                                             330,948                 284,238
                                                                           ----------              ----------

Totals                                                                      5,205,163               5,158,453
Less Treasury Stock                                                                (3)                     (3)
                                                                           -----------             -----------

Total Shareholders' Equity                                                  5,205,160               5,158,450
                                                                           ----------              ----------

Total Liabilities & Shareholders' Equity                                   $6,144,964              $5,715,417
                                                                           ==========              ==========



See Accompanying Notes to Consolidated Condensed Financial Statements.

Form 10-Q FQE 7/31/98                               dynamic international, ltd.
===============================================================================



                 Consolidated Condensed Statements of Operations
                                  (Unaudited)



                                                                              For the Three         For the Three
                                                                              Months Ended          Months Ended
                                                                              July 31, 1998         July 31, 1997
                                                                              -------------         -------------
                                                                                                     (Restated)
Net Sales                                                                     $1,702,009           $ 1,834,162
Other Income                                                                      20,927                 7,959
                                                                              ----------           -----------

                                                                               1,722,936             1,842,121

Cost of Goods Sold                                                             1,133,319             1,251,283
                                                                              ----------           -----------

Gross Profit                                                                     589,617               590,838
                                                                              ----------           -----------

Selling, General and Administrative Expenses                                     493,710               437,146

Interest                                                                          18,452                59,926
                                                                              ----------           -----------

                                                                                 512,162               497,072
                                                                              ----------           -----------



Income Before Tax                                                                 77,455                93,766

Provision for Income Taxes                                                        30,745                35,957
                                                                              ----------           -----------

Net Income                                                                    $   46,710           $    57,809
                                                                              ==========           ===========

Income per Common Share                                                           .01                   .02

Weighted Average Number of Common Shares
     Outstanding                                                               4,418,798             3,198,258

Cash Dividends per Common Share                                                   None                  None




See Accompanying Notes to Consolidated Condensed Financial Statements.

Form 10-Q FQE 7/31/98                               dynamic international, ltd.
===============================================================================


                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                           For the Three          For the Three
                                                                           Months Ended           Months Ended
                                                                           July 31,1998           July 31,1997
                                                                           ------------           ------------
                                                                                                   (Restated)
                                                                                                  ------------
Cash Flows from Operating Activities
Net income                                                                 $   46,710              $   57,809

Adjustments to Reconcile Net Income
to Net Cash Provided (Used for)
     Depreciation and Amortization                                             13,243                  20,124


Changes in Assets and Liabilities:
(Increase) decrease in:
     Accounts Receivable and Due From Suppliers                              (281,992)               (156,220)
     Inventory                                                               (272,945)                484,387
     Prepaid Expenses                                                        (396,732)                (95,346)
     Prepaid Taxes                                                             26,201                 (16,089)
     Security Deposits                                                         (4,750)
Increase (decrease) in:
     Accounts Payable and Accrued Expenses                                    (47,555)               (107,320)
     Income Taxes Payable                                                     (69,608)                (91,832)
                                                                           ----------              ----------
     Net Cash - Operating Activities                                         (987,428)                 95,513

Investing Activities:
Purchase of Property and Equipment                                            (10,151)                      0


Financing Activities:
Proceeds from Banker's Acceptances                                            500,000
Repayment of Capital Lease Obligations                                                                 (5,967)
Payment of Deferred Offering Costs                                                                    (73,844)
                                                                           ----------              ----------
     Net Cash - Financing Activities                                          500,000                 (79,811)
                                                                           ----------              ----------

Increase (decrease) in Cash and Equivalents                                  (497,579)                 15,702

Cash and Cash Equivalents, Beginning of Period                              1,575,248                  43,543
                                                                           ----------              ----------

Cash and Cash Equivalents, End of Period                                   $1,077,669              $   59,245
                                                                           ==========              ==========




See Accompanying Notes to Consolidated Financial Statements.


Form 10-Q FQE 7/31/98                               dynamic international, ltd.
===============================================================================

              Notes to Consolidated Condensed Financial Statements
            for the Three-Month Periods Ended July 31, 1998 and 1997
                                   (Unaudited)

1.  Basis of Presentation

The Consolidated Condensed Balance Sheet as of July 31, 1998 and the related Consolidated Condensed Statements of Operations and Consolidated Condensed Statements of Cash Flows for the three-month periods ended July 31, 1998 and 1997 are unaudited. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of such financial statements have been made.

The April 30, 1998 Balance Sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-K. The results of operations for the three-month period ended July 31, 1998 are not necessarily indicative of the operating results for the entire year.

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

Chapter 11 claims filed against the Company and subsequently allowed in the bankruptcy proceeding totaled approximately $17,200,000. The Plan discharged such claims through distributions of cash of approximately $515,000 and issuance of shares of new common stock. The cash distributions were paid in August 1996. A total of 3,198,798 shares of new common stock was issued on July 25, 1996, out of which 2,976,000 shares were issued to one secured creditor; 160,000 shares were issued to unsecured creditors; and 62,798 shares were issued to the preconfirmation common stock equity interest holder.

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


                                                                Continued.....
                                       -5-

Form 10-Q FQE 7/31/98                               dynamic international, ltd.
===============================================================================



                                   (Continued)
              Notes to Consolidated Condensed Financial Statements
            for the Three-Month Periods Ended July 31, 1998 and 1997
                                   (Unaudited)

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





                                                               Continued....

Form 10-Q FQE 7/31/98                               dynamic international, ltd.
===============================================================================


                                   (Continued)
              Notes to Consolidated Condensed Financial Statements
            for the Three-Month Periods Ended July 31, 1998 and 1997
                                   (Unaudited)


3.       Inventories

         The inventories consist of finished goods. During the three month period ended January 31, 1998 the Company changed its method of determining the cost of inventories from the LIFO method to the FIFO method. Under the current economic environment of low inflation, the Company believes that the FIFO method will result in a better measurement of operating results. This change has been applied by retroactively restating the accompanying consolidated financial statements. This change increases net income for three months ended July 31, 1997 by $19,144 or .006 per share.

4.       Debt Financing

         On April 30, 1998 the Company entered into a credit agreement with Chase Manhattan Bank ("Chase") for maximum borrowing of $1,500,000 in the form of letters of credit and bankers acceptances. The agreement also provided for a security interest in the inventory and notes and accounts receivables of the Company. In addition, the agreement provides for the personal guarantee of the President and major shareholder of the Company in the amount of $250,000. As of July 31, 1998 the Company's aggregate balance of $871,504.75 consisted of $500,000 in bankers acceptances and $371,504.75 of outstanding letters of credit. The bankers acceptances were discounted at 6.25% per annum.

Form 10-Q FQE 7/31/98                               dynamic international, ltd.
===============================================================================


                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        Three Months Ended July 31, 1998
                 as Compared to Three Months Ended July 31, 1997

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





                                                               Continued.....

Form 10-Q FQE 7/31/98                               dynamic international, ltd.
===============================================================================


                                   (Continued)
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        Three Months Ended July 31, 1998
                 as Compared to Three Months Ended July 31, 1997


Results of Operations

Financial results for the three months ended July 31, 1997, have been restated for a change in the method of determining the cost of inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method.

Sales for the three months ended July 31, 1998, decreased by $132,000 or 7.2% to $1,702,000 from $1,834,000 for the three months ended July 31, 1997. Sales of sports bags/luggage products of $1,016,000 for the three months ended July 31, 1998, were $24,000 or 2.3% less than the $1,040,000 of sports bags/luggage sales for the three months ended July 31, 1997. Sales of exercise products of $686,000 for the three months ended July 31, 1998 were $108,000 or 13.6% less than the $794,000 of exercise product sales for the three months ended July 31, 1997.

The Company's gross profit of $590,000 for the three months ended July 31, 1998, was $1,000 less than the three months ended July 31, 1997. Despite lower revenues, the gross profit remained relatively constant because of improved profit margins.

Operating expenses for the three months ended July 31, 1998 were $57,000 higher than the three months ended July 31, 1997. This increase is represented approximately by changes in the following expenses:

                                                              Increase
Salesmen Salaries                                              $9,000
Sales Representative Commissions                              $14,000
Promotional and Selling Materials                             $28,000
Trade Advertising                                              $3,000

Salesmen salaries increased by $9,000 because a salesman, who was employed by the Company during the three months ended July 31, 1997, was replaced with a more highly paid executive vice president of sales. Sales representative commissions increased by $14,000 because sales to customers for which the Company does not use the services of sales representative organizations decreased while sales to customers for which the Company does use the services of sales representatives organizations increased. Promotional and selling materials increased by $28,000 due to increased expenditures related to the Company's sports bag/luggage products. Trade advertising was $3,000 for the three months ended July 31, 1998 because the Company has started to utilize specialty magazines to advertise the sports bags/luggage products.

Interest expense for the three months ended July 31, 1998 decreased by $42,000 from the three months ended July 31, 1997. This reduction was a result of the partial use of the proceeds of stock offering, which was completed on December 27, 1997, to payoff current debt. Pretax income for the three months ended July 31, 1998 of $78,000 was $16,000 or 17% less than the three months ended July 31, 1997 due primarily to the decrease in interest expense as offset by the increased operating expenses.



                                                               Continued.....
                                       -9-

Form 10-Q FQE 7/31/98                               dynamic international, ltd.
===============================================================================


The following table sets forth the result of operations for the periods discussed above.

                                            Three Months                        Three Months
                                               Ended                                Ended
                                            July 31, 1998                       July 31, 1997
Net Sales                                   $1,702,000                           $1,834,000
Other Income                                    21,000                                8,000
                                            ----------                           ----------

                                             1,723,000                            1,842,000

Cost of Goods Sold                           1,133,000                            1,251,000
                                            ----------                          -----------

Gross margin                                   590,000                              591,000

Operating Expenses                             494,000                              437,000
Interest                                        18,000                               60,000
                                            ----------                           ----------

                                               512,000                              497,000
                                            ----------                           ----------

Pretax Income                                   78,000                               94,000


Liquidity and Capital Resources

During the three months ended July 31, 1998, cash used by operating activities amounted to $987,000. This was the result of increases in accounts receivable and due from supplier, inventory and prepaid expenses and decreases in accounts payable and accrued expenses and income taxes payable of $282,000, $273,000, $396,000, $48,000 and $70,000, respectively. These uses of cash were offset by net income and a decrease in prepaid taxes of $47,000 and $26,000, respectively.

Investing activities used cash of $10,000 for molds related to a new product.

Financing activities provided proceeds from a banker's acceptance of $500,000.

Current Position

On December 27, 1997, the Company completed a stock offering which provided proceeds of approximately $4,800,000, which were used to pay accounts payable and accrued expenses of approximately $2,800,000 and related party debt of $1,059,785.

On April 30, 1998 the Company entered into a credit agreement with Chase Manhattan Bank ("Chase") for maximum borrowing of $1,500,000 in the form of letters of credit and bankers acceptances. The agreement also provided for a security interest in the inventory and notes and accounts receivables of the Company. In addition, the agreement provides for the personal guarantee of the President and major shareholder of the Company in the amount of $250,000. As of July 31, 1998 the Company's aggregate balance of $871,504.75 consisted of $500,000 in bankers acceptances and $371,504.75 of outstanding letters of credit.

The Company believes that the proceeds from the stock offering and the Chase credit line will be sufficient to finance its operations for the next twelve months.

Form 10-Q FQE 7/31/98                               dynamic international, ltd.
===============================================================================


Seasonality and Inflation

The Company's business is highly seasonal with higher sales typically in the second and third quarter of the fiscal year as a result of shipments of exercise equipment and sports bags/luggage related to the holiday season.

Management does not believe that the effects of inflation will have a material impact on the Company, nor is it aware of changes on prices of material or other operating costs or in the selling price of its products and services that will materially affect the Company's profits. Statements contained herein which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, the Company's ability to complete development and then market its products and competitive factors and other risk factors detailed herein.

Form 10-Q FQE 7/31/98                               dynamic international, ltd.
===============================================================================






                           Part II. Other Information



                                 Not Applicable

Form 10-Q FQE 7/31/98                               dynamic international, ltd.
===============================================================================


                                   Signatures



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    DYNAMIC INTERNATIONAL, LTD.





Date     9/14/98                      By /s/ William P. Dolan
     ----------------                 -----------------------------------------
                                      William P. Dolan, Vice President, Finance