Form 10-Q
period 1998-10-31
DYNAMIC INTERNATIONAL LTD
filed 1998-12-14
CIK 1021097

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter ended October 31, 1998           Commission File Number 0-21475



                           DYNAMIC INTERNATIONAL, LTD.
              -----------------------------------------------------
              (Exact Name of Registrant As Specified In Its Charter



             Nevada                                        93-1215401
-------------------------------                        -------------------
(State or other jurisdiction of                         I.R.S. employer
incorporation or organization)                         identification no.)



  58 Second Ave., Brooklyn, New York                         11215
-------------------------------                        -------------------
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

                            Yes   X            No



As of November 30, 1998, 4,418,798 shares of the Registrant's common stock par value $.001 were issued and outstanding.

Form 10-Q FQE 10/31/98 dynamic international, ltd.



                                       Consolidated Condensed Balance Sheets
                                                    (Unaudited)

                                                                        October 31,1998          April 30, 1998
                                                                        ---------------          --------------
Current Assets
---------------
Cash                                                                       $  580,803              $1,575,248
Accounts Receivable - (Net of allowance for
   doubtful accounts of $122,000)                                           1,341,354                 810,447
Due from Suppliers                                                             36,142                  36,142
Inventory                                                                   3,149,180               2,359,022
Prepaid Expenses                                                            1,287,095                 669,133
Prepaid and Refundable Income Taxes                                            20,287                  26,201
                                                                           ----------              ----------
Total Current Assets                                                        6,414,861               5,476,193
Fixed Assets, at Cost, Less Accumulated
Depreciation                                                                  114,582                 124,846
Security Deposits                                                               6,800                   2,050
Reorganization value in excess of amounts
   allocable to identifiable assets, net                                      106,257                 112,328
                                                                           ----------              ----------
Total Assets                                                               $6,642,500              $5,715,417
                                                                           ==========              ==========
Liabilities and Shareholders' Equity
------------------------------------
Current Liabilities
-------------------
Notes Payable-Bank                                                         $  400,000                       0
Accounts Payable & Accrued Expenses, Non-related                              807,837              $  458,359
Accounts Payable & Accrued Expenses, Related                                  347,963                  19,186
Income Taxes Payable                                                                0                  79,422
                                                                           ----------              ----------
                                                                            1,555,800                 556,967
Shareholders' Equity
--------------------
Common Stock                                                                    4,419                   4,419
Additional Paid-In Capital                                                  4,869,796               4,869,796
Retained Earnings                                                             212,488                 284,238
                                                                           ----------              ----------

Totals                                                                      5,086,703               5,158,453
Less Treasury Stock                                                                (3)                     (3)
                                                                           -----------             -----------

Total Shareholders' Equity                                                  5,086,700               5,158,450
                                                                           ----------              ----------

Total Liabilities & Shareholders' Equity                                   $6,642,500              $5,715,417
                                                                           ==========              ==========




See Accompanying Notes to Consolidated Condensed Financial Statements.

Form 10-Q FQE 10/31/98 dynamic international, ltd.


                                              Consolidated Condensed Statements of Operations
                                                                (Unaudited)

                           For the Six               For the Three              For the Six               For the Three
                           Months Ended               Months Ended              Month Ended                Months Ended
                           October 31, 1998          October 31, 1998           October 31, 1997          October 31, 1997
                           ----------------          ----------------           ----------------          ----------------
Net Sales                    $3,283,782                $1,581,773                 $3,694,425                 $1,860,262
Other Income                     31,751                    10,824                     10,858                      2,899

                           --------------            -------------              --------------            ----------------

                              3,315,533                 1,592,597                  3,705,283                  1,863,161

Cost of Goods Sold            2,406,527                 1,273,208                  2,423,955                  1,172,672

                           --------------            --------------             --------------            -----------------

Gross Profit                    909,006                   319,389                  1,281,328                    690,489
Selling, General
and Administrative Expense      944,766                   451,056                    928,182                    491,035

Interest                         35,990                    17,538                    118,927                     59,001
                           --------------            ---------------            ---------------           ------------------

                                980,756                   468,594                  1,047,109                    550,036

Net Income (Loss)
Before Taxes                    (71,750)                 (149,205)                   234,219                    140,453

Provision for Taxes                  0                    (30,745)                    99,000                     63,043
                           --------------            ---------------            ---------------           ------------------

Net Income (Loss)              ($71,750)                ($118,460)                  $135,219                    $77,410

                           ==============            ===============            ===============           ===================


Income (Loss) Per
Common Share                      (0.02)                   (0.03)                       0.04                       0.02

Weighted Average Number of
Common Shares Outstanding     4,481,798                4,418,798                   3,198,258                  3,198,258

Cash Dividends Per
Common Share                        NONE                   NONE                       NONE                          NONE





See Accompanying Notes to Consolidated Condensed Financial Statements.

Form 10-Q FQE 10/31/98 dynamic international, ltd.




                              Consolidated Condensed Statements of Cash Flows
                                                (Unaudited)


                                                                           For the Six            For the Six
                                                                           Months Ended           Months Ended
                                                                           October 31,1998      October 31,1997
                                                                           ---------------      ---------------
                                                                                                   (Restated)
                                                                                                    ---------
Cash Flows from Operating Activities
-------------------------------------
Net income (loss)                                                          $  (71,750)             $ 135,219

Adjustments to Reconcile Net Income
to Net Cash Provided (Used for)
     Depreciation and Amortization                                             26,485                 40,245


Changes in Assets and Liabilities:
----------------------------------
(Increase) decrease in:
     Accounts Receivable and Due From Suppliers                              (530,908)               (103,225)
     Inventory                                                               (790,158)                852,536
     Prepaid Expenses                                                        (617,962)               (132,573)
     Prepaid Taxes                                                              5,915                  39,914
     Security Deposits                                                         (4,750)                  1,600
Increase (decrease) in:
     Accounts Payable and Accrued Expenses                                    678,255                (600,376)
     Income Taxes Payable                                                     (79,422)                (69,800)
                                                                           -----------             -----------

     Net Cash - Operating Activities                                       (1,384,295)                163,540
     -------------------------------

Investing Activities:
---------------------
Purchase of Property and Equipment                                            (10,150)                      0


Financing Activities:
---------------------
Proceeds from Banker's Acceptances                                            400,000
Repayment of Capital Lease Obligations                                                               (11,934)
Payment of Deferred Offering Costs                                                                  (180,521)

     Net Cash - Financing Activities                                          400,000               (192,455)
     -------------------------------                                       -----------             ----------

Increase (decrease) in Cash and Equivalents                                  (994,445)               (28,915)

Cash and Cash Equivalents, Beginning of Period                              1,575,248                 43,543
                                                                           -----------             ----------

Cash and Cash Equivalents, End of Period                                   $  580,803              $  14,628
                                                                           ===========             ==========




See Accompanying Notes to Consolidated Financial Statements.

Form 10-Q FQE 10/31/98 dynamic international, ltd.



              Notes to Consolidated Condensed Financial Statements
            for the Six-Month Periods Ended October 31, 1998 and 1997
                                   (Unaudited)

1.  Basis of Presentation

The Consolidated Condensed Balance Sheet as of October 31, 1998 and the related Consolidated Condensed Statements of Operations and Consolidated Condensed Statements of Cash Flows for the six-month periods ended October 31, 1998 and 1997 are unaudited. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of such financial statements have been made.

The April 30, 1998 Balance Sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-K. The results of operations for the six-month period ended October 31, 1998 are not necessarily indicative of the operating results for the entire year.

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

                                                               Continued.....
                                       -5-

Form 10-Q FQE 10/31/98 dynamic international, ltd.



                                   (Continued)
              Notes to Consolidated Condensed Financial Statements
            for the Six-Month Periods Ended October 31, 1998 and 1997
                                   (Unaudited)

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

                                                                 Continued....

Form 10-Q FQE 10/31/98 dynamic international, ltd.



                                   (Continued)
              Notes to Consolidated Condensed Financial Statements
            for the Six-Month Periods Ended July 31, 1998 and 1997
                                   (Unaudited)


3.       Inventories

         The inventories consist of finished goods. During the three month period ended January 31, 1998 the Company changed its method of determining the cost of inventories from the LIFO method to the FIFO method. Under the current economic environment of low inflation, the Company believes that the FIFO method will result in a better measurement of operating results. This change has been applied by retroactively restating the accompanying consolidated financial statements. This change increases net income for the six months and three months ended October 31, 1997 by $33,149, or .01 per share, and $14,004, or .004 per share, respectively.

4.       Debt Financing:

         On April 30, 1998 the Company entered into a credit agreement with Chase Manhattan Bank ("Chase") for maximum borrowing of $1,500,000 in the form of letters of credit and bankers acceptances. The agreement also provided for a security interest in the inventory and notes and accounts receivables of the Company. In addition, the agreement provides for the personal guarantee of the President and major shareholder of the Company in the amount of $250,000. As of October 31, 1998 the Company's aggregate balance of $1,069,276 consisted of $400,000 in bankers acceptances and $669,276 of outstanding letters of credit. The bankers acceptances were discounted at 6.25% per annum.

Form 10-Q FQE 10/31/98 dynamic international, ltd.




                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        Six Months Ended October 31, 1998
                as Compared to Six Months Ended October 31, 1997

General

Statements contained herein which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to , general economic conditions, the Company's ability to complete development and then market its products and competitive factors and other risk factors detailed herein.

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


                                                                 Continued.....

Form 10-Q FQE 10/31/98 dynamic international, ltd.


                                   (Continued)
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        Six Months Ended October 31, 1998
                as Compared to Six Months Ended October 31, 1997


Results of Operations

Financial results for the six months and three months ended October 31, 1997, have been restated for a change in the method of determining the cost of inventories from the last-in, first-out (LIFO) method to the first-in, first-out
(FIFO) method.

Sales for the six months ended October 31, 1998, decreased by $411,000 or 11% to $3,284,000 from $3,695,000 for the six months ended October 31, 1997. Sales of sports bags/luggage products of $1,972,000 for the six months ended October 31, 1998, were $160,000 or 7.5% less than the $2,132,000 of sports bags/luggage sales for the six months ended October 31, 1997. Sales of exercise products of $1,282,000 for the six months ended October 31, 1998 were $279,000 or 17.8% less than the $1,562,000 of exercise product sales for the six months ended October 31, 1997.

The Company's gross profit of $909,000 for the six months ended October 31, 1998 was $372,000 less than the gross profit of $1,281,000 for the six months ended October 31, 1997. The reduced gross profit was primarily the result of the lower sales for the six months ended October 31, 1998.

Operating expenses for the six months ended October 31, 1998 were $17,000 higher than the six months ended October 31, 1997. This increase is represented approximately by changes in the following expenses:

                                                               Increase
                                                              (Decrease)
                                                              ----------
Patent and Trademark Expenses                                 ($17,000)
Product Development                                            $20,000
Shipping Expenses                                              $19,000
Travel and Entertainment                                      ($15,000)
Promotional and Selling Materials                              $26,000
Trade Advertising                                              $16,000
Officer Salaries                                               $ 5,000
Office Salaries                                               ($25,000)
Postage                                                        $ 9,000
Corporate Expenses                                            ($ 7,000)
Depreciation                                                  ($14,000)

Form 10-Q FQE 10/31/98 dynamic international, ltd.



                                    Continued
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        Six Months Ended October 31, 1998
                as Compared to Six Months Ended October 31, 1997

Patent and Trademark expenses decreased by $17,000 due to reduced expenditures for patent searches, analysis and acquisitions. Product development expenses increased by $20,000 due to increased consulting fees. Shipping expenses increased due to increases in shipping fees and expenditures for freight out. Travel and entertainment expenses decreased by $15,000. Expenditures for promotional materials increased by $26,000 due to increased expenditures related to the Company's sports bags/luggage products. Trade advertising was $16,000 for six months ended October 31, 1998 because the Company has started to utilize specialty magazines to advertise the sports bags/luggage products. Officer salaries increased due to an increase in salary for one officer. Office salaries decreased by $25,000 due to personnel reductions. Postage expenses increased by $9,000. Corporate expenses decreased by $7,000 due to a decrease in expenditures related to the stock offering which was completed in December 1997. Depreciation expense decreased by $14,000 because of a decrease in capital expenditures.

Interest expense for six months ended October 31, 1998 decreased by $83,000 from the six months ended October, 1997. This reduction was a result of the partial use of the proceeds of a stock offering, which was completed on December 27, 1997, to payoff current debt.

The Company's pretax loss of $72,000 for the six months ended October 31, 1998 represents a $306,000 change from a pretax profit of $234,000 for six months ended October 31, 1997.

Form 10-Q FQE 10/31/98 dynamic international, ltd.


                                    Continued
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        Six Months Ended October 31, 1998
                as Compared to Six Months Ended October 31, 1997


The following table sets forth the results of operations for the periods discussed above.

                             Six Months                          Six Months
                               Ended                                Ended
                          October 31, 1998                    October 31, 1997

Net Sales                    $3,283,782                           $3,694,425
Other Income                     31,751                               10,858
                             ----------                           ----------
                              3,315,533                            3,705,283

Cost of Goods Sold            2,406,527                            2,423,955
                             ----------                          -----------

Gross margin                    909,006                            1,281,328

Operating Expenses              944,766                              928,182
Interest                         35,990                              118,927
                             ----------                           ----------
                                980,756                            1,047,109
                             ----------                           ----------

Pretax Income                   (71,750)                             234,219


Liquidity and Capital Resources

During the six months ended October 31, 1998, cash used by operating activities amounted to $1,384,000. This was the result of a net loss and increases in accounts receivable and due from supplier, inventory and prepaid expenses and a decrease in income taxes payable of $72,000, $531,000, $790,000, $618,000 and
$79,000, respectively. These uses of cash were offset by an increase in accounts payable and accrued expenses and an increase in prepaid taxes of $678,000 and $5,915, respectively.

Investing activities used cash of $10,000 for molds related to a new product.

Financing activities provided proceeds from a banker's acceptance of $400,000.

Current Position

On December 27, 1997, the Company completed a stock offering which provided proceeds of approximately $4,800,000, which were used to purchase inventory and to pay for advertising and marketing in the amount of approximately $3,160,000 and related party debt of $1,059,785.

Form 10-Q FQE 10/31/98 dynamic international, ltd.



On April 30, 1998 the Company entered into a credit agreement with Chase Manhattan Bank ("Chase") for maximum borrowing of $1,500,000 in the form of letters of credit and bankers acceptances. The agreement also provided for a security interest in the inventory and notes and accounts receivable of the Company. In addition, the agreement provides for the personal guarantee of the President and major shareholder of the Company in the amount of $250,000. As of October 1, 1998 the Company's aggregate balance of $1,069,276 consisted of $400,000 in bankers acceptances and $669,276 of outstanding letters of credit. The bankers acceptances were discounted at 6.25% per annum.

The Company believes that the proceeds from the stock offering and the Chase credit line will be sufficient to finance its operation for the next twelve months.

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

Form 10-Q FQE 10/31/98 dynamic international, ltd.


                                    Continued
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                       Three Months Ended October 31, 1998
               as Compared to Three Months Ended October 31, 1997

Results of Operations

Sales for the three months ended October 31, 1998, decreased by $278,000 or 15% to $1,582,000 from $1,860,000 for the three months ended October 31, 1997. Sales of sports bags/luggage products of $956,000 for the three months ended October 31, 1998, were $139,000 or 12.7% less than the $1,095,000 of sports bags/luggage sales for the three months ended October 31, 1997. Sales of exercise products of $596,000 for the three months ended October 31, 1998 were $172,000 or 22.4% less than the $768,000 of exercise product sales for the three months ended October 31, 1997.

The Company's gross profit of $319,000 for the three months ended October 31, 1998 was $371,000 less than the gross profit of $690,000 for the three months ended October 31, 1997. The reduced gross profit was primarily the result of the lower sales for the three months ended October 31, 1998.

Operating expenses for the three months ended October 31, 1998 were $40,000 less than the three months ended October 31, 1997. This decrease is represented approximately by changes in the following expenses:

                                                      Increase
                                                     (Decrease)
                                                     ----------
Patent and Trademark Expenses                        ($ 5,000)
Product Development                                   $ 5,000
Shipping Expenses                                    ($ 3,000)
Sales Representative Commissions                     ($13,000)
Travel and Entertainment                             ($17,000)
Promotional and Selling Materials                    ($ 4,000)
Trade Advertising                                     $13,000
Officer Salaries                                      $ 2,500
Office Salaries                                      ($12,000)
Payroll Taxes                                        ($ 3,000)
Postage                                               $ 4,000
Depreciation                                         ($ 7,000)

Form 10-Q FQE 10/31/98 dynamic international, ltd.


                                    Continued
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                       Three Months Ended October 31, 1998
               as Compared to Three Months Ended October 31, 1997

Patent and trademark expenses decreased by $5,000 due to reduced expenditures for patent searches, analysis and acquisitions. Product development expenses increased by $5,000 due to increased consulting fees. Shipping expenses decreased due to reduced sales. Sales representative commissions decreased by $13,000 due to the decreased sales volume. Travel and entertainment expenses decreased by $17,000. Expenditures for promotional materials decreased by $4,000. Trade advertising was $13,000 for three months ended October 31, 1998 because the Company has started to utilize specialty magazines to advertise the sports bags/luggage products. Officer salaries increased due to an increase in salary for one officer. Office salaries decreased by $12,000 due to personnel reductions. Postage increased by $4,000. Depreciation expense decreased by $7,000 because of low capital expenditures.

Interest expense for the three months ended October 31, 1998 decreased by $42,000 from the three months ended October, 1997. This reduction was the result of the partial use of the proceeds of a stock offering, which was completed on December 27, 1997, to payoff current debt.

The Company's pretax loss of $149,000 for the three months ended October 31, 1998 represents a $289,000 change from a pretax profit of $140,000 for three months October 31, 1997.

Form 10-Q FQE 10/31/98 dynamic international, ltd.


                                    Continued
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                       Three Months Ended October 31, 1998
               as Compared to Three Months Ended October 31, 1997

The following table sets forth the results of operations for the periods discussed above.

                          Three Months                       Three Months
                              Ended                              Ended
                         October 31, 1998                    October 31, 1997

Net Sales                    $1,581,773                         $1,860,262
Other Income                     10,824                              2,899
                             ----------                         ----------
                             $1,592,597                         $1,863,161

Cost of Goods
Sold                         $1,273,208                         $1,172,672
                             ----------                         ----------

Gross Margin                    319,389                            690,489

Operating Expenses              451,056                            491,035
Interest                         17,538                             59,001
                             ----------                         ----------
                                468,594                            550,036

Pretax Income                  (149,205)                           140,453

Form 10-Q FQE 10/31/98 dynamic international, ltd.













                           Part II. Other Information



                                 Not Applicable

Form 10-Q FQE 10/31/98 dynamic international, ltd.




                                   Signatures
                                 -------------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           DYNAMIC INTERNATIONAL, LTD.







Date   12/14/98                      By /s/ William P. Dolan
    --------------------                --------------------------------
                                        William P. Dolan,
                                        Vice President, Finance