Form 10-Q
period 1999-01-31
DYNAMIC INTERNATIONAL LTD
filed 1999-03-17
CIK 1021097

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter ended January 31, 1999            Commission File Number 0-21475

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

                                           Yes   X            No



As of February 28, 1999, 4,418,798 shares of the Registrant's common stock par value $.001 were issued and outstanding.

                      Consolidated Condensed Balance Sheets
                                   (Unaudited)


                                                                        January 31,1999         April 30, 1998
Current Assets
Cash                                                                       $   29,045              $1,575,248
Accounts Receivable - (Net of allowance for
   doubtful accounts of $122,000)                                           1,283,292                 810,447
Due from Suppliers                                                             36,142                  36,142
Inventory                                                                   3,544,022               2,359,022
Prepaid Expenses                                                            1,595,455                 669,133
Prepaid and Refundable Income Taxes                                            29,206                  26,201
                                                                           ----------              ----------
Total Current Assets                                                        6,517,162               5,476,193
Fixed Assets, at Cost, Less Accumulated
Depreciation                                                                  113,210                 124,846
Security Deposits                                                               6,800                   2,050
Reorganization value in excess of amounts
   allocable to identifiable assets, net                                      103,221                 112,328
                                                                           ----------              ----------
Total Assets                                                               $6,740,393              $5,715,417
                                                                           ==========              ==========
Liabilities and Shareholders' Equity
Current Liabilities
Notes Payable-Bank                                                         $  650,000                       0
Accounts Payable & Accrued Expenses, Non-related                              757,678              $  458,359
Accounts Payable & Accrued Expenses, Related                                  483,579                  19,186
Income Taxes Payable                                                                0                  79,422
                                                                           ----------              ----------
                                                                            1,891,257                 556,967
Shareholders' Equity
Common Stock                                                                    4,419                   4,419
Additional Paid-In Capital                                                  4,869,796               4,869,796
Retained Earnings (Accumulated Deficit)                                       (25,076)                284,238
                                                                           -----------             ----------

Totals                                                                      4,849,139               5,158,453
Less Treasury Stock                                                                (3)                     (3)
                                                                           -----------             -----------

Total Shareholders' Equity                                                  4,849,136               5,158,450
                                                                           ----------              ----------

Total Liabilities & Shareholders' Equity                                   $6,740,393              $5,715,417
                                                                           ==========              ==========



See Accompanying Notes to Consolidated Condensed Financial Statements.

                                                   Consolidated Condensed Statements of Operations
                                                                    (Unaudited)


                            For the Nine              For the Three              For the Nine              For the Three
                            Months Ended               Months Ended              Months Ended                Months Ended
                           January 31, 1999          January 31, 1999           January 31, 1998          January 31, 1998
Net Sales                    $4,783,849                $1,500,067                 $6,148,447                 $2,454,022
Other Income                     35,123                     3,372                     24,286                     13,428
                           --------------            -------------              --------------            ----------------
                              4,818,972                 1,503,439                  6,172,733                  2,467,450

Cost of Goods Sold            3,631,167                 1,224,640                  4,253,902                  1,829,948
                           --------------            --------------             --------------            -----------------

Gross Profit                  1,187,805                   278,799                  1,918,831                    637,502
Selling, General
and Administrative            1,436,750                   491,984                  1,469,933                    541,751
Expenses
Interest                         60,369                    24,379                    145,164                     26,237
                           --------------            ---------------            ---------------           ------------------
                              1,497,119                   516,363                  1,615,097                    567,988

Net Income (Loss)
Before Taxes                   (309,314)                 (237,564)                   303,734                     69,514

Provision for Taxes                   0                         0                    124,421                     27,163
                           --------------            ---------------            ---------------           ------------------
Net Income (Loss)             ($309,314)                ($237,564)                  $179,313                    $42,351
                           ===============           ===============            ===============           ===================


Income (Loss) Per
Common Share                      (0.07)                    (0.05)                      0.05                       0.01

Weighted Average Number of
Common Shares Outstanding     4,418,798                 4,418,798                  3,369,687                  3,706,954

Cash Dividends Per
Common Share                       NONE                      NONE                       NONE                       NONE




See Accompanying Notes to Consolidated Condensed Financial Statements.

                                    Consolidated Condensed Statements of Cash Flows
                                                      (Unaudited)


                                                                          For the Nine            For the Nine
                                                                          Months Ended            Months Ended
                                                                        January 31,1999         January 31,1998

Operating Activities

Net income (loss)                                                          $ (309,314)             $ 179,313

Adjustments to Reconcile Net Income
to Net Cash Provided (Used for)
     Depreciation and Amortization                                             39,728                 60,367

Changes in Assets and Liabilities:
(Increase) decrease in:
     Accounts Receivable and Due From Suppliers                              (472,845)              (354,439)
     Inventory                                                             (1,185,000)               818,665
     Prepaid Expenses                                                        (926,322)              (361,503)
     Prepaid Taxes                                                             (3,005)                39,914
     Security Deposits                                                         (4,750)                 1,600
Increase (decrease) in:
     Accounts Payable and Accrued Expenses                                    763,712             (2,271,148)
     Income Taxes Payable                                                     (79,422)               (57,015)
                                                                           -----------            -----------
     Net Cash - Operating Activities                                       (2,177,218)            (1,944,246)
     -------------------------------
Investing Activities:
Purchase of Property and Equipment                                            (18,985)                     0

Financing Activities:
Proceeds from Banker's Acceptances                                            650,000
Proceeds from Stock Acceptances                                                                    4,882,922
Repayment of Capital Lease Obligations                                                               (23,020)
Payment of Deferred Offering Costs                                                                   116,023
Payment of Note Payable to Related Party                                                          (1,059,785)
                                                                                                  -----------

     Net Cash - Financing Activities                                          650,000              3,916,140
     -------------------------------                                       -----------            ----------
Increase (decrease) in Cash and Equivalents                                (1,546,203)             1,971,894

Cash and Cash Equivalents, Beginning of Period                              1,575,248                 43,543
                                                                           -----------            ----------
Cash and Cash Equivalents, End of Period                                   $   29,045             $2,015,437
                                                                           ===========            ==========




See Accompanying Notes to Consolidated Condensed Financial Statements.

              Notes to Consolidated Condensed Financial Statements
           for the Nine-Month Periods Ended January 31, 1999 and 1998
                                   (Unaudited)

1.  BASIS OF PRESENTATION

The Consolidated Condensed Balance Sheet as of January 31, 1999 and the related Consolidated Condensed Statements of Operations and Consolidated Condensed Statements of Cash Flows for the nine-month periods ended January 31, 1999 and 1998 are unaudited. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of such financial statements have been made.

The April 30, 1998 Balance Sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-K. The results of operations for the nine-month period ended January 31, 1999 are not necessarily indicative of the operating results for the entire year.

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

                                                                  Continued.....

                                   (Continued)
              Notes to Consolidated Condensed Financial Statements
           for the Nine-Month Periods Ended January 31, 1999 and 1998
                                   (Unaudited)

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

                                                                   Continued....

                                   (Continued)
              Notes to Consolidated Condensed Financial Statements
           for the Nine-Month Periods Ended January 31, 1999 and 1998
                                   (Unaudited)


3.       Inventories

         The inventories consist of finished goods. During the three month period ended January 31, 1998 the Company changed its method of determining the cost of inventories from the LIFO method to the FIFO method. Under the current economic environment of low inflation, the Company believes that the FIFO method will result in a better measurement of operating results.

4.       Debt Financing:

         On April 30, 1998 the Company entered into a credit agreement with Chase Manhattan Bank ("Chase") for maximum borrowing of $1,500,000 in the form of letters of credit and bankers acceptances. The agreement also provided for a security interest in the inventory and notes and accounts receivables of the Company. In addition, the agreement provides for the personal guarantee of the President and major shareholder of the Company in the amount of $250,000. As of January 31, 1999 the Company's aggregate balance of $817,708 consisted of $650,000 in bankers acceptances and $167,708 of outstanding letters of credit. The bankers acceptances were discounted at 6.25% per annum.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                       Nine Months Ended January 31, 1999
                as Compared to Nine Months Ended January 31, 1998

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

                                                                  Continued.....

                                   (Continued)
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                       Nine Months Ended January 31, 1999
                as Compared to Nine Months Ended January 31, 1998


RESULTS OF OPERATIONS

Sales for the nine months ended January 31, 1999, decreased by $1,364,000 or 22% to $4,784,000 from $6,148,000 for the nine months ended January 31, 1999. Sales of sports bags/luggage products of $2,548,000 for the nine months ended January 31, 1999, were $1,037,000 or 29% less than the $3,585,000 of sports bags/luggage sales for the nine months ended January 31, 1998. Sales of exercise products of $2,194,000 for the nine months ended January 31, 1999 were $370,000 or 14% less than the $2,564,000 of exercise product sales for the nine months ended January 31, 1998.

The Company's gross profit of $1,188,000 for the nine months ended January 31, 1999 was $731,000 less than the gross profit of $1,919,000 for the nine months ended January 31, 1998. The reduced gross profit was primarily the result of the lower sales for the nine months ended January 31, 1999.

Operating expenses for the nine months ended January 31, 1999 were $33,000 lower than the nine months ended January 31, 1998. This increase is represented approximately by changes in the following expenses:

                                                              Increase
                                                             (Decrease)
Patent and Trademark Expenses                                 ($16,000)
Sale Representative Commissions                               ($44,000)
Shipping Expenses                                              $26,000
Travel and Entertainment                                      ($18,000)
Promotional and Selling Materials                              $23,000
Trade Advertising                                              $31,000
Office Salaries                                               ($43,000)
Postage                                                        $11,000
Legal Fees                                                     $17,000
Depreciation                                                  ($20,000)

                                    Continued
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                       Nine Months Ended January 31, 1999
                as Compared to Nine Months Ended January 31, 1999

Patent and Trademark expenses decreased by $16,000 due to reduced expenditures for patent searches, analysis and acquisitions. Sales representative commissions decreased by $44,000 due to decreased sales volume. Shipping expenses increased due to increases in shipping fees. Travel and entertainment expenses decreased by $18,000. Increased expenditures for promotional materials of $23,000 related primarily to the Company's sports bags/luggage products. Trade advertising was $31,000 for nine months ended January 31, 1999 because the Company has started to utilize specialty magazines to advertise its sports bags/luggage products. Office salaries decreased by $43,000 due to personnel reductions. Postage expenses increased by $11,000. Legal fees increased by $17,000 due to an increase in expenditures related to securities registration and filings with the Securities Exchange Commission. Depreciation expense decreased by $20,000 due to a reduction in capital expenditures.

Interest expense for nine months ended January 31, 1999 decreased by $85,000 from the nine months ended January 31, 1998. This reduction was a result of the partial use of the proceeds of a stock offering, which was completed on December 27, 1997, to payoff current debt.

The Company's pretax loss of $309,000 for the nine months ended January 31, 1999 represents a $613,000 change from a pretax profit of $304,000 for nine months ended January 31, 1998.

                                    Continued
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                       Nine Months Ended January 31, 1999
                as Compared to Nine Months Ended January 31, 1998


The following table sets forth the results of operations for the periods discussed above.


                                            Nine Months                         Nine Months
                                               Ended                                Ended
                                          January 31, 1999                    January 31, 1998

Net Sales                                   $4,784,000                           $6,148,000
Other Income                                    35,000                               24,000
                                            ----------                           ----------

                                             4,819,000                            6,172,000

Cost of Goods Sold                           3,631,000                            4,253,000
                                            ----------                          -----------

Gross margin                                 1,188,000                            1,919,000
                                                24.65%                               31.09%

Operating Expenses                           1,437,000                            1,470,000
Interest                                        60,000                              145,000
                                            ----------                           ----------

                                             1,497,000                            1,615,000
                                            ----------                           ----------

Pretax Income (Loss)                          (309,000)                             304,000


LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended January 31, 1999, cash used by operating activities amounted to $2,177,000. This was the result of a net loss and increases in accounts receivable and due from supplier, inventory and prepaid expenses and a decrease in income taxes payable of $309,000, $473,000, $1,185,000, $926,000 and
$79,000, respectively. These uses of cash were offset by an increase in accounts payable and accrued expenses of $764,000.

Investing activities used cash of $19,000 for molds related to new products.

Financing activities provided proceeds from a banker's acceptance of $650,000.

CURRENT POSITION

On December 27, 1997, the Company completed a stock offering which provided proceeds of approximately $4,800,000, which were used to purchase inventory and to pay for advertising and marketing in the amount of approximately $2,800,000 and related party debt of $1,059,785.

On April 30, 1998 the Company entered into a credit agreement with Chase Manhattan Bank ("Chase") for maximum borrowing of $1,500,000 in the form of letters of credit and bankers acceptances. The agreement also provided for a security interest in the inventory and notes and accounts receivable of the Company. In addition, the agreement provides for the personal guarantee of Marton B. Grossman, the Company's President and largest shareholder in the amount of $250,000. As of January 31, 1999 the Company's aggregate balance of $817,708 consisted of $650,000 in bankers acceptances and $167,708 of outstanding letters of credit. The bankers acceptances were discounted at 6.25% per annum.

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


YEAR 2000 COMPLIANCE

Pursuant to a warehousing agreement with Achim Importing Co. Inc., ("Achim") which is wholly owned by Marton B. Grossman, the Company's Chairman and President, the Company relies exclusively on Achim's software and operating systems for operations, financial accounting systems and various other administrative functions. Achim has assured the Company that it has reviewed its computer systems to identify those areas that could be adversely affected by Year 2000 software failures and has taken the appropriate steps to avoid Year 2000 problems. Currently, the Company cannot predict the effect of the Year 2000 problem on entities with which it transacts business and there can be no assurance it will not have a material adverse impact on the Company's business, financial condition, results of operations or cash flows.

                                    Continued
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                       Three Months Ended January 31, 1999
               as Compared to Three Months Ended January 31, 1998

RESULTS OF OPERATIONS

Sales for the three months ended January 31, 1999, decreased by $954,000 or 39% to $1,500,000 from $2,454,000 for the three months ended January 31, 1998. Sales of sports bags/luggage products of $576,000 for the three months ended January 31, 1999, were $878,000 or 60% less than the $1,453,000 of sports bags/luggage sales for the three months ended January 31, 1998. Sales of exercise products of $911,000 for the three months ended January 31, 1999 were $91,000 or 9% less than the $1,002,000 of exercise product sales for the three months ended January 31, 1998.

The Company's gross profit of $279,000 for the three months ended January 31, 1999 was $359,000 less than the gross profit of $638,000 for the three months ended January 31, 1998. The reduced gross profit was primarily the result of the lower sales for the three months ended January 31, 1999.

Operating expenses for the three months ended January 31, 1999 were $50,000 less than the three months ended January 31, 1998. This decrease is represented approximately by changes in the following expenses:

                                                      Increase
                                                     (Decrease)

Product Development                                  ($15,000)
Shipping Expenses                                     $17,000
Sales Representative Commissions                     ($45,000)
Trade Advertising                                     $15,000
Office Salaries                                      ($17,000)
Postage                                               $ 2,000
Depreciation                                         ($ 7,000)

                                    Continued
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                       Three Months Ended January 31, 1999
               as Compared to Three Months Ended January 31, 1998

Product development expenses increased by $15,000 due to increased consulting fees. Shipping expenses increased due to increased shipping fees. Sales representative commissions decreased by $45,000 due to the decreased sales volume. Trade advertising was $15,000 for three months ended January 31, 1999 because the Company has started to utilize specialty magazines to advertise the sports bags/luggage products. Office salaries decreased by $17,000 due to personnel reductions. Postage increased by $2,000. Depreciation expense decreased by $7,000 because of low capital expenditures.

Interest expense for the three months ended January 31, 1999 decreased by $ 2,000 from the three months ended January 31, 1998. This reduction was the result of the partial use of the proceeds of a stock offering, which was completed on December 27, 1997, to payoff current debt.

The Company's pretax loss of $237,000 for the three months ended January 31, 1999 represents a $306,000 change from a pretax profit of $69,000 for three months January 31, 1998.

                                    Continued
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                       Three Months Ended January 31, 1999
               as Compared to Three Months Ended January 31, 1999

The following table sets forth the results of operations for the periods discussed above.


                                                     Three Months                       Three Months
                                                        Ended                              Ended
                                                  January 31, 1999                    January 31, 1998
Net Sales                                            $1,500,000                         $2,454,000
Other Income                                              3,000                             13,000
                                                     -------------                -------------------

                                                     $1,503,000                         $2,467,000

Cost of Goods
Sold                                                 $1,224,000                         $1,830,000

                                                     -----------                  -------------------

Gross Margin                                            279,000                            637,000
                                                         18.50%                             25.82%

Operating Expenses                                      492,000                            542,000
Interest                                                 24,000                             26,000

                                                     ------------                 -------------------

                                                        516,000                            568,000

Pretax Income (Loss)                                   (237,000)                            69,000


                           Part II. Other Information

                                 Not Applicable

                                   Signatures



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     DYNAMIC INTERNATIONAL, LTD.







Date 3/17/99                         By /s/ William P. Dolan
                                     William P. Dolan, Vice President, Finance