Form 10-K
period 1999-04-30
DYNAMIC INTERNATIONAL LTD
filed 1999-08-13
CIK 1021097

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For Fiscal Year ended April 30, 1999        Commission File Number 0-21475

                           DYNAMIC INTERNATIONAL, LTD.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                Nevada                                    93-1215401
   -------------------------------                  ----------------------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                  Identification Number)

  58 Second Avenue, Brooklyn, New York                       11215
----------------------------------------                   ----------
(Address of Principal Executive Offices)                   (Zip Code)

     Registrant's telephone number, including Area Code:  (718) 369-4160

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

                               Yes [X]    No [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant:was $180,266 on July 27 , 1999.

The number of shares outstanding of Registrant's Common Stock as of August 13, 1999: 4,418,258

                                                     DYNAMIC INTERNATIONAL, LTD.
--------------------------------------------------------------------------------



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

GENERAL

Dynamic International, Ltd., a Nevada corporation ("DIL"), is engaged in the design, marketing and sale of hand exercise and light exercise equipment, including hand grips, running weights, jump ropes and aerobic steps and slides. It markets these products under the licensed trademarks SPALDING[TM] and KATHY IRELAND[TM] as well as under its own trademarked name SHAPE SHOP[TM]. In addition, it designs and markets related sports bags and luggage, which are marketed primarily under the licensed name JEEP[TM] and under its own names Santa Fe[TM], Polaris Expedition[TM] and SPORTS GEAR[TM]. The Company's objective is to become a designer and marketer of goods that are associated with a free-spirited lifestyle and leisure time.

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

                                                     DYNAMIC INTERNATIONAL, LTD.
--------------------------------------------------------------------------------


PRODUCTS

EXERCISE EQUIPMENT - The Company's exercise equipment consists primarily of hand held products, including dumbbells, ankle and wrist weights, hand grips, jump ropes, exercise suits, slimmer belts and strength training products. In addition, the Company markets light weight equipment such as aerobic steps and slides and exercise mats. The Company also carries a line of small electronic devices designed to monitor physical activity such as stopwatches, pedometers, pulse meters and calorie counters.

SPORTS BAGS/LUGGAGE - The Company's sports bags/luggage consists primarily of duffle bags, weekend bags, garment bags, suitcases, pilot cases and flight attendant wheeled cases. Some of the models are equipped with wheels and/or retractable handles.

OTHER PRODUCTS - The Company, through a wholly-owned subsidiary, has obtained the exclusive rights to the patents underlying the technology used in an insulated bag incorporating a wrap-around gel pack or freeze pack with the ability to cool and preserve food and other products for an extended period of time. In addition, it obtained the trademarks Polaris Surround Chill[TM] Freezy Bag[TM] and Polaris Surround Chill[TM] Freezy Gel[TM] under which the products are sold. See "Intellectual Property--License Agreements".

The Company has obtained the exclusive right to manufacture, distribute and sell a hand held, portable total home gym product. This product is being sold under the trademark SPALDING[TM] Rotaflex[TM].

The Company may from time to time manufacture and/or market additional products under its own names or under licensed names.

DESIGN AND DEVELOPMENT

The Company usually designs its own exercise equipment and creates its own molds and tooling. Such molds and tooling are used by the manufacturers to produce the equipment. The Company retains an ownership interest in the molds which are returned to it upon the termination of the Company's relationship with a particular manufacturer. The Company has been granted a number of design patents with respect to certain of its products. See "Intellectual Property--License Agreements". The Company employs a designer on a full-time basis for the design of its sports bags/luggage products. During the most recent fiscal year the Company spent approximately $179,000 on design activities, including fees to designers and patent attorneys. The Company may, from time to time, utilize the services of consultants for product and package design.

Most of the Company's products are manufactured in Indonesia, Taiwan and the United States which in the most recent fiscal year accounted for approximately 40%, 25% and 14%, respectively of the Company's products. In addition the Company's products are manufactured in the Phillippines, Hong Kong, Sri Lanka and Pakistan. Exercise equipment is usually shipped by the manufacturers to the Company within 45 days of the placement of an order. Orders for sports bags/luggage, which for the most part are produced in the Philippines and China, usually require a period of 90 to 120 days before they are shipped. The Company ordinarily has its products manufactured based on purchase orders and it has no long term relationships with any of its manufacturers. The Company believes that, if necessary, it will be able to obtain its products from firms located in other countries at little if any, additional expense. As a consequence, the Company believes that an interruption in deliveries by a manufacturer located in a particular country will not have a material adverse impact on the business of the Company. Nevertheless, because of political instability in a number of the supply countries, occasional import quotas and other restrictions on trade or otherwise, there can be no assurance that the Company will at all times have access to a sufficient supply of merchandise.

                                                     DYNAMIC INTERNATIONAL, LTD.
--------------------------------------------------------------------------------


SALES AND MARKETING

The Company sells its products on a wholesale basis only. Most of its products are sold to discount stores, mass merchants and sporting goods stores. For the fiscal year ended April 30, 1999, Sears, Kmart and Kohl's account for 25%, 20% and 14%, respectively, of the Company's revenue. No other customer accounted for more than 10% of the Company's revenues. For the fiscal year ended April 30, 1999, sales of the Company's sports bags/luggage products accounted for approximately 58% of the Company's revenues while approximately 42% of the Company's revenues were derived from the sales of exercise equipment.

The Company sells its products primarily through independent sales agents on a commission-only basis. The Company currently engages approximately 19 sales agents either on an individual basis or through independent sales organizations. Although it has written agreements with a number of its agents, all of such agreements are terminable at will. The Company has no long term arrangements with any of its agents. The Company usually pays commissions ranging from 1% to 5% of the net sales price of its products. Although the Company believes that its sales agents sell products exclusively on behalf of the Company, there are no agreements that prohibit them from selling competing products.

In addition, on a small scale, the Company markets existing products to retailers for resale under their own private labels. The Company delivers to Kohl's Department Stores. Although the scope of this marketing effort is currently limited, the Company intends to expand the number of private label transactions. No assurance can be given that its efforts in this area will be successful.

The Company has made substantial progress with large customers for sales of the Sports bags/Luggage line. During the fiscal year ended April 30, 1999, sales of sports bags/luggage products to Sears Roebuck, Kohl's Department Stores and BJ's Wholesale Club increased by approximately $753,000, $709,000 and $201,000, respectively. In addition, the Company has been successful in selling a new JEEP "Extreme Collection" to more exclusive fine luggage specialty stores.

The Company has entered into an agreement dated June 15, 1999 with Power Point International Ltd. to advertise and market the Spalding licensed exercise products on Latin American television. The main focus will be on Spalding Rotaflex hand held portable home gym and Spalding Mini Trampoline. The Company has also hired a consultant to help it to efficiently enter the Latin American market.

COMPETITION

The Company's exercise products compete with products marketed and sold by a number of companies. The Company believes that its main competitors are Icon Health and Fitness, Inc., Bollinger Industries and Legacy International Inc. All of these companies possess far greater financial and other resources, including sales forces, than the Company's. However, the Company believes that as a result of its ability to use the trademarked names SPALDING[TM] and KATHY IRELAND[TM] it will be able to retain its share of the market. Nevertheless, there can be no assurance that the Company will be able to effectively compete with these companies as well as with other smaller entities.

The Company's sports bags/luggage products compete with products designed by a number of the largest companies in the industry, including Samsonite, Sky Way and American Tourister. The Company believes that because of its concentration on the upscale lifestyle and more specialized leisure market that are associated with the trademark JEEP[TM] the Company will be able to continue to grow its sports bags/luggage business. Nevertheless, there can be no assurance that the Company will be able to effectively compete with these companies as well as with other smaller entities.

INTELLECTUAL PROPERTY--LICENSE AGREEMENTS

The Company owns a number of trademarks, including Shape Shop RX[TM], Santa Fe[TM] and Polaris Expedition(TM).

                                                     DYNAMIC INTERNATIONAL, LTD.
--------------------------------------------------------------------------------


LICENSE AGREEMENTS - The Company sells a number of its products under licensed names. The Company has entered into licensee agreements which provide for the grant of licenses to the Company and the payment of royalties by the Company, as follows:

JEEP - Under an agreement dated January 8, 1993, as amended by letter amendments dated January 8, 1996 and July 8, 1998 between the Company and the Chrysler Corporation (as so amended, the "Jeep Agreement"), the Company was granted the exclusive license to use the names JEEP, WRANGLER and RENEGADE in connection with the manufacture, sale and distribution of sports bags/luggage products. The current expiration date of the Jeep Agreement is December 31, 2002.

SPALDING --Under an agreement dated October 1, 1997, between the Company and Spalding & Evenflo Companies Inc., the Company was granted the exclusive right to use the name Spalding in connection with the sale and distribution of hand held exercise products. The agreement, as renewed will expire September 30, 2001.

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

FREEZY-BAG/FREEZYGEL -- Under an agreement dated November 1, 1996, between New Century Marketing & Distributors, Inc. and a wholly-owned subsidiary of the Company, the Company obtained the exclusive rights to a patented technology as well as to the trademarked names FREEZY-BAG and FREEZYGEL. The technology has the ability to cool foods and other products and is used in the wrapping of such products. The agreement, as renewed, is scheduled to expire on December 31, 1999. The Company intends to negotiate an extension of the agreement.

ROTAFLEX -- Under an agreement dated December 17, 1997 with Connelly Synergy Systems LLC, the Company has obtained the exclusive right to manufacture, distribute and sell a hand held portable total home gym product to be sold under the trademark Spalding[TM] Rotaflex(TM).

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

                                                     DYNAMIC INTERNATIONAL, LTD.
--------------------------------------------------------------------------------


In addition, under the Warehousing Agreement, Achim provides warehousing services consisting of receiving, shipping and storing of the Company's merchandise. The Company pays Achim a monthly fee of 3% of its invoiced sales originating at the warehouse in connection with these warehousing services performed by Achim under the Warehousing Agreement.

The Warehousing Agreement had an initial term of two years which was subsequently renewed for a one year period. The agreement is subject to additional one year extension unless written notice of termination is given at least six months prior to the commencement of a renewal period. During the fiscal year ended April 30, 1999, the Company accrued approximately $289,000 in fees under the Warehousing Agreement.

Achim is wholly owned by Marton B. Grossman, the Company's Chairman and President. The Company believes that the terms of the Warehousing Agreement with Achim are at least as favorable as would have been obtained from an unaffiliated third party.

EMPLOYEES

As of June 30, 1999, the Company employed 12 persons, of whom five were executive officers, two were engaged in administrative and clerical activities, three were engaged in sales and two were involved in warehousing and shipping. None of the Company's employees is represented by a union and no work stoppages have occurred.

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

ITEM 3. LEGAL PROCEEDINGS

The Company's intellectual property counsel has been advised that on July 29, 1999, Bollinger Industries filed a complaint in the U.S. District for the Northern District of Texas. To date, the complaint has not been served on the Company. The complaint alleges infringement of three patents by the Company with respect to one of its exercise steps. The Company intends to vigorously defend the claim. The Company has been advised by its intellectual property counsel that an unfavorable outcome with respect to the claim is unlikely. At the present time it is not possible to assess the potential loss in the event of an unfavorable outcome.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                                     DYNAMIC INTERNATIONAL, LTD.
--------------------------------------------------------------------------------


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

The following quotes have been reported by the Nasdaq Stock Market Inc., OTC Bulletin Board. Such quotations reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

                         Fiscal                    High              Low
Security/Symbol          Quarter                   Bid               Bid
---------------          -------                   ----              ----
Units/DYNIU              January 31, 1998          5.625             5.625
                         April 30, 1998            5.625             5.625
                         July 31, 1998             5.625             4.625
                         October 31, 1998          5.062             0.625
                         January 31, 1999          1.250             0.438
                         April 30, 1999            0.438             0.250

Common Stock/DYNI(1)     July 31, 1998             2.000             2.000
                         October 31, 1998          1.000             0.051
                         January 31, 1999          0.578             0.290
                         April 30, 1999            0.330             0.125

A Warrants/DYNIW (2)     October 31, 1998          0.038             0.013
                         January 31, 1999          0.013             0.013
                         April 30, 1999            0.031             0.031

B Warrants/ DYNIZ (3)

(1) No quotes were posted to the OTC Bulletin Board for this security until July 1998.

(2) No quotes were posted to the OTC Bulletin Board for this security until August 1998. The expiration date of this security has been extended until June 12, 2000.

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

                                                     DYNAMIC INTERNATIONAL, LTD.
--------------------------------------------------------------------------------


                     REORGANIZED     REORGANIZED    REORGANIZED    PREDECESSOR COMPANY
                      COMPANY*(1)     COMPANY*(1)     COMPANY

                       12 Months      12 Months       9 Months       3 Months         Years Ended April 30
                         Ended          Ended          Ended          Ended        --------------------------
                        4/30/99        4/30/98        4/30/97        7/31/96          1996           1995
                       ----------     ----------     ----------     ----------     ----------     -----------
Net Sales              $6,632,837     $8,001,138     $7,492,729     $1,983,164     $7,151,715     $32,553,097

Income (Loss)
for Year              ($3,333,725)       128,951         10.082        (76,364)     6,945,299     (11,227,335)

Net Income
(Loss)
per Share                    (.75)           .03           .003

Selected Balance Sheet Data:

Working Capital
(Deficit)               1,764,280      4,919,226         (9,901)                     (293,884)     (7,493,435)

Total
Assets                  4,023,975      5,715,417      4,831,122                     4,253,396       6,414,185

Long Term
Obligations
Including
Capitalized
Lease Obligations             -0-            -0-        215,254                        23,965         116,124

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

         (2) In 1994, the Company added a new line of products consisting primarily of treadmills and ski machines. Sales of these products began in June 1994. Total sales of these products amounted to approximately $24,000,000 from June 1, 1994 to August 23, 1995, the date the Company filed its Chapter 11 petition. Approximately 73% of these products were shipped directly to customers. Due to serious manufacturing defects and poor construction of the Company's products delivered by the Company's manufacturers, primarily located in the People's Republic of China, the Company was forced to allow substantial chargebacks by its customers. Although, pursuant to a written agreement, one of the manufacturers acknowledged the defects and agreed to pay for returns and to provide replacement goods at no cost, it breached this agreement soon thereafter. As a result, during April 1995, the Company issued credits to customers in the aggregate amount of approximately $5,000,000 for the fiscal year ended April 30, 1995. The Company issued an additional $3,211,000 in credits from defective merchandise during the fiscal year ended April 30, 1996. In May 1996, the Company's Reorganization Plan was approved by the Bankruptcy Court. During July and August 1996, the Company satisfied its obligations under the Plan through cash payments and the issuance of common stock.

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

                                                     DYNAMIC INTERNATIONAL, LTD.
--------------------------------------------------------------------------------


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

                                                     DYNAMIC INTERNATIONAL, LTD.
--------------------------------------------------------------------------------


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

                                                     DYNAMIC INTERNATIONAL, LTD.
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED APRIL 30, 1999 COMPARED TO THE FISCAL YEAR ENDED APRIL 30, 1997.

Sales for the fiscal year ended April 30, 1999, decreased by $1,368,000 or 17% to $6,633,000 from $8,001,000 for the fiscal year ended April 30, 1999. During the fiscal year ended April 30, 1999, sales to Service Merchandise Co., Price Costco and Caldor Corp. decreased by approximately $569,000, $83,000 and $390,000, respectively. Service Merchandise sales decreased due to that company's reorganization under Chapter 11 bankruptcy while an annual large promotion sale was not given to the Company by Price Costco as in prior two fiscal years. Sales to Caldor Corp. decreased due to that company's dissolution.

However, the Company has made substantial progress with large customers which it believes will have a favorable impact on fiscal year 2000. During the fiscal year ended April 30, 1999 sales to Sears Roebuck, Kohl's Department Stores and BJ's Wholesale Club increased by approximately $753,000, $709,000 ans $201,000, respectively. In addition, the Company has been successful in selling new Jeep "Extreme Collection" to more exclusive fine luggage specialty stores.

The Company has entered into an agreement dated June 15, 1999, with Power Point International, Ltd. to advertise and market the Spalding licensed exercise products on Latin American television. The main focus will be on the Spalding Rotaflex hand held portable home gym and Spalding Mini Trampoline. The Company has also hired a consultant to help it to efficiently enter Latin American market.

There can be assurance that the Company will be successful in achieving its anticipated increases in revenues or in its efforts to enter the Latin American market.

The Company's gross profit of $273,000 for the fiscal year ended April 30, 1999 was $2,478,000 less than the gross profit of $2,751,000 for the fiscal year ended April 30, 1998. This was primarily the result of net changes in the following items:

                                                                      Increase
                                                                     (Decrease)
                  Lower gross profit due to decreased volume          $491,000
                  Lower gross profit due to the price mix
                           of merchandise sold                        $701,000
                  Sales allowances and discounts                      $270,000
                  Necessary inventory adjustments                     $451,000
                  Package design                                      $ 21,000
                  New product design                                  $ 24,000
                  Royalties                                           $362,000
                  Overseas agent                                      $ 60,000
                  Luggage stuffing labor and materials                $ 58,000
                  Air freight in                                      $ 46,000
                  Other Income                                       ($  6,000)
                                                                    ----------
                                                                    $2,478,000

The lower sales volume reduced the gross profit by $491,000. The price mix of the products sold, which compares the gross margins of products sold to the prior fiscal year, accounted for approximately $701,000 of the reduction in the gross profit. Sales allowances and discounts increased by $270,000 due to increased demands by customers. Inventory adjustments increased due to obsolete ans slow moving items of approximately $439,000. Package design expense increased by $21,000 due to changes in packaging for new and existing products. New product samples increased by $24,000 due to primarily to an increase in samples for newly designed items. Royalties increased by $362,000 due to an increase royalties paid for our Kathy Ireland exercise products and the Spalding Rotaflex exerciser.
                                      -11-

                                                     DYNAMIC INTERNATIONAL, LTD.
--------------------------------------------------------------------------------


During the fiscal year ended April 30, 1999, the Company hired an overseas agent to supervise the production of our Sports bag/luggage products at a cost of $60,000. Luggage stuffing labor materials increased by $58,000 because a larger portion of the sales of these products were required to be prepared for display prior to shipment to the customer. Air freight increased by $46,000 as it was necessary to speed delivery of some products to customers. Other income decreased due to lower interest income.

The Company anticipates that the gross profit will increase in fiscal 2000 due primarily to increased sales and improved merchandise purchasing along with a decreased need for reserves against inventory.

There can be no assurance that the Company will be successful in achieving its anticipated increases in revenues or in its effort to improve purchasing methods.

Operating expenses, exclusive of interest expense, of $3,543,000 for the fiscal year ended April 30, 1999 were $1,194,000 more than operating expenses of $2,349,000 for the fiscal year ended April 30, 1998. This increase is represented approximately by changes in the following expenses:

                                            Increase
                                           (Decrease)
Research and Development                    $251,000
Shipping fees                               $106,000
Promotional and Selling Materials           $593,000
Show Expenses                               $ 83,000
Trade Advertising                           $114,000
Telephone                                   $ 13,000
Postage                                     $ 14,000

Research and development cost increased by $251,000 due primarily to the introduction of new products. Shipping expenses increased by $106,000 because of a decrease in direct shipments to customers from overseas vendors. Promotional and selling expenses increased by $593,000 due primarily to the cost of producing and testing of an infomercial for the Company's Spalding Rotaflex product. Show expenses increased by $83,000 due to increased costs of the Company's participation in the Super Show. Trade advertising expenditures increased by $114,000 because the Company is obligated to pay one percent of Jeep luggage sales as advertising to Chrysler Corp. under a licensing agreement. In addition the Company has started to utilize specialty magazines to advertise the luggage products. Telephone and postage expenses increased by $13,000 and $14,000, respectively.

The Company anticipates cost reductions in promotional expenses, advertising, show expenses and research and development in the fiscal year ended April 30, 2000. No assurance can be given that the Company will be successful in its cost saving efforts.

Interest expense for the fiscal year ended April 30, 1999 decreased by $70,000 from the fiscal year ended April 30, 1998. This reduction was the result of the partial use of the proceeds of a stock offering, which was completed on December 27, 1997, to payoff current debt.

The Company's net loss $3,334,000 for the fiscal year ended April 30, 1999 represents a $3,602,000 change from a pretax profit of $268,000 for the fiscal year ended April 30, 1998.

The Company expects a profit for the fiscal year ended April 30, 2000 primarily as a result of the increased revenues and cost reductions outlined above. No assurance can be given that the Company will be successful in achieving its anticipated increases in revenues or in its cost saving efforts.

                                                     DYNAMIC INTERNATIONAL, LTD.
--------------------------------------------------------------------------------


The following table sets forth the result of operations for the periods discussed above.

                                Fiscal Year                       Fiscal Year
                                  Ended                              Ended
                              April 30, 1999                     April 30, 1998
                                ----------                         ----------
Net Sales                       $6,633,000                         $8,001,000
Other Income                        35,000                             42,000
                                ----------                         ----------
                                $6,668,000                         $8,043,000


Cost of Goods
Sold                             6,395,000                          5,292,000
                                ----------                         ----------

Gross Margin                       273,000                          2,751,000
                                      4.09%                             34.20%

Operating Expenses               3,543,000                          2,349,000
Interest                            64,000                            134,000
                                ----------                         ----------
                                 3,607,000                          2,483,000

Pretax Income (Loss)            (3,334,000)                           268,000

                                                     DYNAMIC INTERNATIONAL, LTD.
--------------------------------------------------------------------------------


RESULTS OF OPERATING FOR THE FISCAL YEAR ENDED APRIL 30, 1998 COMPARED TO THE NINE MONTHS ENDED APRIL 30, 1997 AND THREE MONTHS ENDED JULY 31, 1996.

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

The Company's gross profit of $2,751,000 for the fiscal year ended April 30, 1998 was $376,000 or 12% less than the combined gross profit of $3,127,000 for the nine months ended April 30,1997 and three months ended July 31, 1996 of $2,588,000 and $539,000, respectively. The reduced gross profit is the result of the lower sales for the fiscal year ended April 30, 1997. However, the gross profit percentage for the fiscal year ended April 30, 1998 of 34.2% was 1.5% higher than the combined gross profit percentage of 32.7% for the nine months ended April 30, 1997 and three months ended July 31, 1996 of 34.2% and 27.0%, respectively.

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

                                                     DYNAMIC INTERNATIONAL, LTD.
--------------------------------------------------------------------------------


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

Promotional expenses increased by $240,000 primarily due to promotional fees paid to two customers to promote sales of the Company's products. Product development expenses increased $40,000 because the Company has hired a consultant to develop new products and to further develop existing product lines. Shipping fees decreased by $244,000 due to the decrease in sales and an increase in direct sales to customers from the manufacturer. Sales commissions decreased by $73,00 do to the decrease in revenues. Salesman salaries increased by $65,000 due to the hiring of an executive Vice President of Sales. Officers' salaries decreased by $76,000 due to the departure of the former president of the Company in March 1997. Professional fees were reduced by $221,000 due to decreased need for outside legal and accounting fees during the nine months ended April 30, 1998. Postage decreased by $10,000. Provision for bad debts decreased by $11,000. Depreciation expense decreased by $27,000. During the nine months ended April, 30, 1998, the Company reported as prepaid expenses approximately $480,000 in package design, displays and direct responses advertising costs for several new products that were not introduced until after April 30, 1998.

The Company's pretax profit of $268,000 for the fiscal year ended April 30, 1998 was $231,000 or 624% higher than the combined pretax profit of $37,000 which was comprised of a $76,000 pretax loss for the three months ended July 31, 1996 and a $113,000 pretax profit for the nine months ended April 30, 1997. During the fiscal year ended April 30, 1998, the gross profit decreased by $376,00 due to the decrease in volume. This decrease in gross profit was offset by a reductions in operating expenses, interest expense and reorganization expenses of $435,000, $122,000 and $50,000, respectively.

                                                     DYNAMIC INTERNATIONAL, LTD.
--------------------------------------------------------------------------------


The following table sets forth the results of operations for the periods discussed above:

                                   Reorganized                Reorganized              Predecessor
                                     Company                    Company                  Company
                                   Fiscal Year                Nine Months              Three Months
                                      Ended                      Ended                     Ended
                                     4/30/98                    4/30/97                   7/31/96
                                    ---------                  ---------                 ---------
Sales                               8,001,000                  7,493,000                 1,983,000
                                       42,000                     55,000                    10,000
                                    ---------                  ---------                 ---------
                                    8,043,000                  7,548,000                 1,993,000

Cost of sales                       5,292,000                  4,959,000                 1,454,000
                                    ---------                  ---------                 ---------
Gross profit                        2,751,000                  2,589,000                   539,000

Operating expenses                  2,349,000                  2,227,000                   557,000
Interest expense                      134,000                    199,000                    57,000
                                    ---------                  ---------                 ---------
                                    2,483,000                  2,426,000                   614,000
Reorganization expense                      0                     49,000                     1,000
                                    ---------                  ---------                 ---------
Pretax income(loss)                   268,000                    114,000                   (76,000)
Tax                                   139,000                    104,000                         0
                                    ---------                  ---------                 ---------
Net income(loss)                      129,000                     10,000                   (76,000)

                                                     DYNAMIC INTERNATIONAL, LTD.
--------------------------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED APRIL 30, 1999

During the fiscal year ended April 30, 1999, cash used by operating activities amounted to $2,277,000. This was the result of a net loss and increases in accounts receivable and due from supplier and inventory and a decrease in income taxes payable of $3,334,000, $671,000, $85,000 and $79,000, respectively. These uses of cash were offset by increase in accounts payable and accrued expenses and reserve for bad debts and a decrease in prepaid expenses of $872,000, $249,000 and $560,000, respectively.

Financing activies provided cash of $850,000 from banker's acceptances.

On April 30, 1998 the Company entered into an agreement with the Chase Manhattan Bank ("Chase") for maximum borrowing of $1,500,000 in the form of letters of credit and banker's acceptances. The agreement also provides for a security interest in the inventory and notes and accounts receivable of the Company. In addition, the agreement provides for the personal guarantee of the President and major shareholder of the Company in the amount of $250,000. As of June 30, 1999 the Company's aggregate balance of $1,041,650 consisted of $850,000 in banker's acceptances and $191,650 in outstanding letter of credit.

Investing activies used cash of approximately $39,000 for molds used in the manufacture of products.

The Company anticipates a positive cash flow from operations for the fiscal year ended April 30, 2000. This positive cash flow will be the result of the anticipated profit and decreases in inventory, prepaid expenses and increased accounts payable to be offset by an increase in account receivable. The Company believes that the projected positive cash flow and the Chase Manhattan credit line, current levels of inventory and accounts receivable will be sufficient to sustain operations and working capital needs for the next twelve months. No assurance can be given that the Company will be successful in achieving its anticipated increases in revenues and cash flows.

                                                     DYNAMIC INTERNATIONAL, LTD.
--------------------------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED APRIL 30, 1998

During the fiscal year April 30, 1998, cash used by operating activities amounted to $2,090,000. This was the result of increases in prepaid expenses, as discussed above, and decreases in accrued expenses of $609,000 and $2,806,000 respectively, which were offset by net income, decreases in accounts receivable and due from suppliers, inventory and prepaid and refundable income taxes of $129,000, $186,000, $967,00 and $14,000 respectively.

Investing activities use cash of $67,900 for molds related to a new product.

Financing activities provided cash of $3,689,000 as proceeds from a stock offering of approximately $4,800,000, which was completed on December 27, 1997, were used to pay accounts payable and accrued expenses of approximately $2,800,000. The use of proceeds in this way produced the use of cash for operating activities of $2,090,000. An additional $1,059,785 of the proceeds of the stock offering was used to pay related party debt. The Company had a positive cash flow of $1,532,000. The Company expects that based upon the cash flow for the fiscal year ended April 30, 1998 and the anticipated future cash flows, that the reorganization value in excess of amounts allocable to identifiable assets of $112,000 as April 30, 1998 will be fully recoverable.

NINE MONTHS ENDED APRIL 30, 1997

During the fist nine months after the Company's reorganization, cash used in operations amounted to $294,371. Cash used to pay creditors during the reorganization amounted to $515,638. Cash was also used to increase inventory by $923,000 during the nine- month period. The increase in sales and the purchase of larger volumes to take an anticipated increase in sales and the purchase of larger volumes to take advantage of the decreased costs associated with the higher-volume purchases.

Accounts receivable and amounts due from suppliers decreased by $482,254, prepaid expenses decreased by $122,017, miscellaneous receivable decreased by $132,379 and prepaid and refundable income taxes decreased by $252,046. These amounts partially offset expenditures for inventory and payments to credits.

Cash of $332,957 provided by financing activities was primarily the result of a $600,000 loan from MG Holding and was to pay the creditors in accordance with the Company's Plan. Cash provided by financing activities was used to repay $145,324 of the note payable to MG Holding. In addition, payments were made for capital leases, insurance notes, and deferred stock offering costs of $29,656, $62,020 and $30,043, respectively. The Company had a positive cash flow of $38,586.

THREE MONTHS ENDED JULY 31, 1996

During the three months ended July 31, 1996, cash used by operating activities amounted to $64,800. This was the result of a net loss of $76,400, increases in accounts receivable and due from supplier, and prepaid expenses of $221,300 and $100,600, respectively, which were offset by a decrease in inventory and an increase in accounts payable and accrued expenses of $115,600 and $155,600 and $155,800, respectively.

Financing activities provided cash of $43,200. Proceeds from insurance notes payable of $77,200 were offset by repayments of insurance notes payable, and repayments of capital lease obligation of $15,200 and $18,800 respectively. The Company had a negative cash flow if $22,600 for three months ended July 31,1996.

                                                     DYNAMIC INTERNATIONAL, LTD.
--------------------------------------------------------------------------------


YEAR 2000 COMPLIANCE

Pursuant to a warehouse agreement with Achim Importing Co., Inc. ("Achim") which is wholly owned by Marton Grossman, the Company's Chairman and President, the Company relies exclusively on Achim's software and operating systems, financial accounting systems and various other administrative functions. Achim has assured the Company that it has reviewed its computer systems to identify those areas that could be adversely affected by Year 2000 software failures and has taken the appropriate steps to avoid Year 2000 problems. Currently, the Company cannot predict the effect of the Year 2000 problem on entities with which it transacts business and there can be no assurance it will not have a material adverse impact on the Company's business, financial condition, results of operations or cash flows.

                                                     DYNAMIC INTERNATIONAL, LTD.
--------------------------------------------------------------------------------


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

                                                     DYNAMIC INTERNATIONAL, LTD.
--------------------------------------------------------------------------------


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

OFFICERS AND DIRECTORS

The officers and directors of the Company are as follows:

     Name                       Age      Position
     ----                       ---      --------
     Marton B. Grossman         68       Chairman and President
     Isaac Grossman             37       Vice Chairman, Treasurer and Secretary
     Sheila Grossman            59       Director
     William P. Dolan           46       Vice President--Finance
     John Holodnicki            46       Vice President--Sales
     Jack Pers                  52       Vice President--Sales
     Bernard Goldman            78       Director*

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

         JACK PERS has been a Executive Vice President--Sales at the company since October 1998. He began working for the Company on a consulting basis in August 1997 as Director of Product Development. His experience includes a Senior Buyer position at Herman's Sporting Goods from 1973 to 1988, and National Sales Manager at Marcy Fitness from 1989 - 1995.

         BERNARD GOLDMAN was elected a member of the board in October 1997. Mr. Goldman was the Chief Executive Officer of Goldman's Department Store, a chain consisting of 12 stores, from 1957 to 1979. Mr. Goldman has been and continues to be a member of the Board of Directors and an executive officer of a number of community and charitable institutions and organizations.

                                                     DYNAMIC INTERNATIONAL, LTD.
--------------------------------------------------------------------------------


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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or accrued by the Company during the three fiscal years ended April 30, 1999 (I) to its Chief Executive Officer, (ii) its other two Executive Officers and (iii) two additional non-Executive Officers whose cash compensation exceeded $100,000 per year in any such year:


                        SUMMARY COMPENSATION TABLE (1)(2)

        NAME/PRINCIPAL              YEAR ENDED      ANNUAL COMPENSATION             ALL OTHER
        POSITION                     APRIL 30     SALARY            BONUS        COMPENSATION (3)
        ---------------             ----------    ------            -----        ----------------
        MARTON B. GROSSMAN            1999        $0                                 $31,200
        PRESIDENT & CHAIRMAN          1998        $0                                 $31,200
                                      1997        $0                                 $31,200

        ISAAC GROSSMAN                1999        $0                                 $32,240
        DIRECTOR, TREASURER           1998        $0                                 $32,240
                                      1997        $0                                 $32,240

        WILLIAM P. DOLAN              1999        $112,249                           $0
        VICE PRESIDENT-FINANCE        1998        $112,976                           $0
                                      1997        $100,000                           $0

        JOHN HOLODNICKI               1999        $123,769                           $0
        VICE PRESIDENT                1998        $124,538                           $0
                                      1997        $120,000                           $0

        MARVIN COOPER (4)             1999        $0                                 $0
        EXECUTIVE VICE PRESIDENT      1998        $0                                 $0
                                      1997        $128,125                           $0

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

(4) Mr. Cooper resigned his position in March 1997.

                                                     DYNAMIC INTERNATIONAL, LTD.
--------------------------------------------------------------------------------


None of the individuals listed in the table above receive any long-term incentive plan awards during the fiscal year.

Marton B. Grossman, the Company's Chairman and President, does not have an employment agreement and is not being paid a salary. However, in April 1997, the Company entered into a Bonus Agreement with Mr. Grossman which provides for the issuance to Mr. Grossman of an aggregate of 2,000,000 shares of Common Stock if the Company reaches certain earnings milestones, as follows: If the Company's earnings before taxes for the fiscal year ending April 30, 1998, were to have been no less than $500,000, he would have been issued 400,000 shares. If the Company's earnings before taxes for the fiscal year ending April 30, 1999, were to have been no less than $1,000,000, he would have been issued 600,000 shares. If the Company's earnings before taxes for the fiscal year ending April 30, 2000, are no less than $1,500,000, he will be issued 1,000,000 shares. The stated earnings criteria are cumulative so that in the event of an earnings shortfall during a fiscal year, shares relating to two fiscal years will be issued provided that the Company, during the succeeding fiscal year, realizes earnings that in the aggregate are equal to two years of earnings as set forth in the Agreement. The Agreement also provides for piggyback registration rights with respect to the Common Stock to be issued.

The following table sets forth the number of shares of Common Stock that may be issued to Marton Grossman under the Bonus Agreement:

                                                    Performance or Other
                            Number of Shares,           Period Until            Estimated Future Payments
                             Units or Other             Maturation or                Under Non-Stock
        Name                    Rights                     Payout                  Price-Based Plans
        ----                -----------------       -------------------         -------------------------
                                                                                Threshold Target Maximum
                                                                                ------------------------
Marton B. Grossman            2,000,000               April 30, 2000               *      *       *

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

Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the period from May 1, 1998 through April 30, 1999, other than Forms 4 that were filed late with respect to Messrs. Marton and Isaac Grossman relating to intra-family stock transfers without consideration, all Section 16(a) filing requirements applicable to its officers, directors and greater-than-10% beneficial owners were complied with.

401K PLAN

The Company terminated the 401K plan as of December 31, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of July 28, 1999, information regarding the beneficial ownership of the Company's Common Stock based upon the most recent information available to the Company for (I) each person known by the Company to own beneficially more than five (5%) percent of the Company's outstanding Common Stock, (ii) each of the Company's officers and directors, and (iii) all officers and directors of the Company as a group. Each stockholder's address is c/o the Company, 58 Second Avenue, Brooklyn, New York 11215, unless otherwise indicated.

                                                     DYNAMIC INTERNATIONAL, LTD.
--------------------------------------------------------------------------------


                                             Shares Owned Beneficially
                                                 and of Record (1)
                                        -------------------------------------
         Name and Address               No. of Shares              % of Total
         ----------------               -------------              ----------
         Marton B. Grossman (2)           2,842,977                   64.4
         Isaac Grossman                           0                      *
         Sheila Grossman (2)              2,842,977                   64.4

         Bernard Goldman                          0                      *
         2100 Boca West Drive
         Laurel Oaks, FL

         William P. Dolan                       123                      *
         John Holodnicki                         11                      *
         Jack Pers                                0                      *
         All Officers and Directors
              as a Group (8 persons)      2,843,111                   64.4

* Less than 1%

(1) Includes shares issuable within 60 days upon the exercise of all options and warrants. Shares issuable under options or warrants are owned beneficially but not of record.

(2) Consists of 2,516,614 shares registered in the name of Marton B. Grossman and 326,363 shares held by a charitable family foundation (the "Foundation"). Mr. Marton Grossman and his wife are the directors of the Foundation. Marton and Sheila Grossman disclaim beneficial ownership in the shares held by the Foundation.

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

Also in connection with the Plan, MG Holding loaned approximately $1,205,000 to the Company to consummate the Plan and for related expenses. The Company issued a promissory note to MG Holding evidencing the loan and granted it a security interest in all of the Company's assets. The promissory note is to be paid in 24 monthly installments commencing September 5, 1996. The note accrues interest at the Citibank prime rate plus 1%. The weighted average interest rate as of the date hereof and at April 30, 1997 was 9.35% and 9.25%, respectively. As of April 30, 1997, the Company had accrued interest in the amount of $37,219 in connection with this loan. As of June 30, 1997, the amount of interest owed amounted to $54,197. In July 1997, the Company and MG Holding agreed that no principal or interest payments under the note would be due until the consummation of an offering or the scheduled maturity of the note, whichever occurred earlier. The note and all

                                                     DYNAMIC INTERNATIONAL, LTD.
--------------------------------------------------------------------------------


accrued interest was paid in full on December 23, 1997 with the proceeds of the stock offering.

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

The Warehousing Agreement has a term of two years and is automatically renewable for additional one-year periods unless written notice of termination is given at least six months prior to the commencement of a renewal period. During the fiscal year ended April 30, 1999, the Company accrued approximately $288,926 in fees under the Warehousing Agreement.

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

                                                     DYNAMIC INTERNATIONAL, LTD.
--------------------------------------------------------------------------------


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

     (b)                       Reports on Form 8-K

              No Reports on Form 8-K were filed during the last quarter of the fiscal year ended April 30, 1999.

                                                     DYNAMIC INTERNATIONAL, LTD.
--------------------------------------------------------------------------------


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DYNAMIC INTERNATIONAL, LTD.

                                           /S/Marton B. Grossman
                                       By: ____________________________________
                                           Marton B. Grossman
                                           Chairman and President

Dated: 13th day of August, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of the 13th of August, 1999 by the following persons on behalf of Registrant and in the capacities indicated.


 /S/Marton B. Grossman                       /S/Sheila Grossman
-----------------------------------         -----------------------------------
Marton B. Grossman                          Sheila Grossman
Chairman                                    Director


 /S/Isaac Grossman
-----------------------------------         -----------------------------------
Isaac Grossman                              Bernard Goldman
Director                                    Director


 /S/William P. Dolan
-----------------------------------
William P. Dolan
Vice President--Finance
(Chief Financial & Accounting Officer)

                                                     DYNAMIC INTERNATIONAL, LTD.
--------------------------------------------------------------------------------

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

    10.03     Endorsement Agreement dated December 22, 1994 with Kathy Ireland
              (5)

    10.04 Warehousing and Service Agreement dated as of September 1, 1996 with Achim Importing Co., Inc.(5)

    10.05 License Agreement dated November 1, 1996 by and between New Century Marketing & Distributors, Inc. and Dynamic Insulated Products, Inc. (1)

    10.06     Bonus Agreement with Marton Grossman (1)

    10.07 License Agreement with Spalding and Evenflo Companies Inc. dated October 1, 1997. (7)

    10.08 License Agreement with Connally Synergy Systems LLC dated December 17, 1997. (7)

    10.09 Media Campaign Management Agreement with Script to Screen, Inc. dated April 13, 1998. (7)

    10.10 Infomercial Production Agreement with Script to Screen, Inc. dated February 12, 1998. (7)

    10.11 Exclusive Hand Held - Products Sponsorship Agreement with Power Point Fitness International Ltd. dated July 15, 1999

                                                     DYNAMIC INTERNATIONAL, LTD.
--------------------------------------------------------------------------------


    10.12     Consulting Agreement with Andrew Freirich dated July 1, 1999.

    10.13     Licensing Agreement with Chrysler Corporation dated July 9, 1998.

    10.14     Distribution Agreement with Guthy-Renker dated January 13, 1999.

    16.01     Letter from Hoberman Miller & Co. dated October 23, 1996 (5)

                                                     DYNAMIC INTERNATIONAL, LTD.
--------------------------------------------------------------------------------


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

(3) Incorporated by reference to the Company's Report on Form 8-K filed October 3, 1996.

(4) Incorporated by reference to the Annual Report on Form 10-K for 1994 for Dynamic Classics, Ltd. (File No. 0-8376).

(5) Incorporated by reference to the Annual Report on Form 10-K for 1996.

(6) Incorporated by reference to the Current Report on Form 8-K/A dated October 23, 1996

(7) Incorporated by reference to the Annual Report of Form 10K for 1998.

                   DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                              Page to Page
                                                                                              ------------
Item 8:  Financial Statements

Independent Auditor's Report.............................................................      F-1

Consolidated Balance Sheets as of April 30, 1999 and 1998................................      F-2 - F-3

Consolidated Statements of Operations for the years ended April 30, 1999 and
1998, the nine months ended April 30, 1997, and the three
months ended July 31, 1996...............................................................      F-4

Consolidated Statements of Stockholders' Equity for the years ended April 30,
1999 and 1998, the nine months ended April 30, 1997, and
the three months ended July 31, 1996.....................................................      F-5

Consolidated Statements of Cash Flows for the years ended April 30, 1999 and
1998, the nine months ended April 30, 1997, and the three
months ended July 31, 1996...............................................................      F-6 - F-7

Notes to Consolidated Financial Statements...............................................      F-8 - F-18

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders
   Dynamic International, Ltd.

                  We have audited the accompanying consolidated balance sheet of Dynamic International, Ltd. [formerly Dynamic Classics, Ltd., see Note 2] and its subsidiary as of April 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended, the nine months ended April 30, 1997, and the three months ended July 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynamic International, Ltd. [formerly Dynamic Classics, Ltd.] and its subsidiary as of April 30, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, the nine months ended April 30, 1997, and the three months ended July 31, 1996, in conformity with generally accepted accounting principles.

                  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has suffered a net loss of $3,333,725 and has utilized $2,276,899 in cash for operating activities for the year ended April 30, 1999. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                                  MOORE STEPHENS, P. C.
                                                  Certified Public Accountants

New York, New York
June 30, 1999

Item 8:
                   DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                                                    April 30,
                                                                                            ---------------------------
                                                                                            1 9 9 9             1 9 9 8
                                                                                            -------             -------
Assets:
Current Assets:
   Cash and Cash Equivalents                                                          $       109,514     $     1,575,248
   Accounts Receivable - Trade [Net of Allowance for
     Doubtful Accounts of $371,685 and $122,685 in 1999
     and 1998, Respectively]                                                                1,268,913             810,447
   Due from Suppliers                                                                              --              36,142
   Inventory                                                                                2,444,460           2,359,022
   Prepaid Expenses                                                                           109,003             669,133
   Prepaid and Refundable Income Taxes                                                         31,640              26,201
                                                                                      ---------------     ---------------
   Total Current Assets                                                                     3,963,530           5,476,193
                                                                                      ---------------     ---------------
Property and Equipment:
   Tools and Dies                                                                             746,774             775,839
   Furniture and Equipment                                                                    102,205             102,205
   Capitalized Equipment Leases                                                               576,071             576,071
                                                                                      ---------------     ---------------
   Totals - At Cost                                                                         1,425,050           1,454,115
   Less:  Accumulated Depreciation                                                         (1,378,217)         (1,329,269)
                                                                                      ---------------     ---------------
   Property and Equipment - Net                                                                46,833             124,846
                                                                                      ---------------     ---------------
Other Assets:
   Security Deposits and Miscellaneous                                                         13,612               2,050
   Reorganization Value in Excess of Amount Allocable
     to Identifiable Assets - Net                                                                  --             112,328
                                                                                      ---------------     ---------------
   Total Other Assets                                                                          13,612             114,378
                                                                                      ---------------     ---------------
   Total Assets                                                                       $     4,023,975     $     5,715,417
                                                                                      ===============     ===============

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                   DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                                                    April 30,
                                                                                            ---------------------------
                                                                                            1 9 9 9             1 9 9 8
                                                                                            -------             -------
Liabilities and Stockholders' Equity:
Current Liabilities:
   Banker's Acceptances Payable                                                       $       850,000     $            --
   Accounts Payable and Accrued Expenses - Non-Related                                        757,821             458,359
   Accounts Payable and Accrued Expenses - Related Party                                      591,429              19,186
   Income Taxes Payable                                                                            --              79,422
                                                                                      ---------------     ---------------
   Total Current Liabilities                                                                2,199,250             556,967
                                                                                      ---------------     ---------------
Commitment and Contingencies [6]                                                                   --                  --
                                                                                      ---------------     ---------------
Stockholders' Equity:
   Preferred Stock - $.001 Par Value, 10,000,000 Shares
     Authorized; None Outstanding                                                                  --                  --
   Common Stock - Par Value $.001 Per Share;
     Authorized 50,000,000 Shares; Issued 4,418,798 Shares                                      4,419               4,419
   Additional Paid-in Capital                                                               4,869,796           4,869,796
   Accumulated [Deficit] Retained Earnings                                                 (3,049,487)            284,238
                                                                                      ---------------     ---------------
   Totals                                                                                   1,824,728           5,158,453
   Less:  Treasury Stock - At Cost - 540 Shares                                                    (3)                 (3)
                                                                                      ---------------     ---------------
   Total Stockholders' Equity                                                               1,824,725           5,158,450
                                                                                      ---------------     ---------------
   Total Liabilities and Stockholders' Equity                                         $     4,023,975     $     5,715,417
                                                                                      ===============     ===============

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                   DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                          Reorganized         Predecessor
                                                                                            Company             Company
                                                            Reorganized Company          For the Nine        For the Three
                                                            For the Year Ended           Months Ended        Months Ended
                                                                 April 30,                 April 30,           July 31,
                                                        -------------------------          ---------           --------
                                                        1 9 9 9           1 9 9 8           1 9 9 7             1 9 9 6
                                                        -------           -------           -------             -------
Revenues:
   Sales                                           $     6,632,837    $     8,001,138  $      7,492,729    $     1,983,164
   Other Income                                             35,381             41,938            54,642             10,201
                                                   ---------------    ---------------  ----------------    ---------------
   Total Revenues                                        6,668,218          8,043,076         7,547,371          1,993,365

Cost of Sales                                            6,394,734          5,291,768         4,959,319          1,454,637
                                                   ---------------    ---------------  ----------------    ---------------
   Gross Profit                                            273,484          2,751,308         2,588,052            538,728
                                                   ---------------    ---------------  ----------------    ---------------
Operating Expenses:
   Research and Development                                310,287             60,493             4,042                 --
   Shipping Expense                                        389,154            273,459           452,093            116,894
   Selling Expense                                         838,898            865,223           686,214            198,993
   Advertising and Promotion                             1,200,517            413,271           152,563              1,819
   General and Administrative                              803,997            736,738           931,683            238,791
   Interest and Bank
     Charges - Non-Related                                  64,356              8,441            21,462              4,174
   Interest and Bank
     Charges - Related Party                                    --            125,481           177,339             53,096
                                                   ---------------    ---------------  ----------------    ---------------
   Total Operating Expenses                              3,607,209          2,483,106         2,425,396            613,767
                                                   ---------------    ---------------  ----------------    ---------------
Reorganization Items:
   Bankruptcy Administration Costs                              --                 --            48,874              1,325
                                                   ---------------    ---------------  ----------------    ---------------
[Loss] Income Before Provisions
   for Income Taxes                                     (3,333,725)           268,202           113,782            (76,364)
                                                   ---------------    ---------------  ----------------    ---------------
Income Tax Provision:
   Current                                                      --            139,251           103,700                 --
   Deferred                                                     --                 --                --                 --
                                                   ---------------    ---------------  ----------------    ---------------
   Total Tax Provision                                          --            139,251           103,700                 --
                                                   ---------------    ---------------  ----------------    ---------------
   Net [Loss] Income                               $    (3,333,725)   $       128,951  $         10,082    $       (76,364)
                                                   ===============    ===============  ================    ===============
   [Loss] Income Per Share of
     Common Shares                                 $          (.75)   $           .03  $             --
                                                   ===============    ===============  ================
   Weighted Average Number of
     Common Shares                                       4,418,258          3,655,758         3,198,258
                                                   ===============    ===============  ================

The earnings per share as it related to the predecessor company is not meaningful due to the reorganization.

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                   DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                            Accumulated
                                                          Additional         [Deficit]        Treasury           Total
                                              Common        Paid-in          Retained          Stock -       Stockholders'
                                               Stock        Capital          Earnings          At Cost          Equity
                                          ------------  ---------------  --------------     ------------   --------------
   Balance - May 1, 1996                  $     17,444  $       590,291  $     (637,237)    $    (17,500)  $      (47,002)

Net [Loss] for the three months
   ended July 31, 1996                              --               --         (76,364)              --          (76,364)
                                          ------------  ---------------  --------------     ------------   --------------
   Balance - July 31, 1996                      17,444          590,291        (713,601)         (17,500)        (123,366)

Eliminate Predecessor Equity
   Accounts and to Reflect
   New Issuance of Shares in
   Connection with Fresh Start                  (1,450)        (580,146)        713,601           17,497          149,502
                                          ------------  ---------------  --------------     ------------   --------------
                                                15,994           10,145              --               (3)          26,136
To Reflect 1 for 5 Reverse
   Stock Split                                 (12,795)          12,795              --               --               --
                                          ------------  ---------------  --------------     ------------   --------------
   Balance - July 31, 1996                       3,199           22,940              --               (3)          26,136

Adjustment at the Date of the
   Implementation of Fresh Start
   Accounting for the Cumulative
   Effect of Applying Retroactively
   the New Method of Valuing
   Inventories at August 1, 1996                    --               --         145,205               --          145,205

Net Income for the nine months
   ended April 30, 1997                             --               --          10,082               --           10,082
                                          ------------  ---------------  --------------     ------------   --------------
   Balance - April 30, 1997                      3,199           22,940         155,287               (3)         181,423

Issuance of 20,000 Shares for
   Legal Expenses in Connection
   with the Public Offering                         20           74,635              --               --           74,655

Net Proceeds from Issuance of
   1,200,000 Shares of Common
   Stock [Offering Costs of
   $1,251,924] in December 1997                  1,200        4,772,221              --               --        4,773,421

Net Income for the year ended
   April 30, 1998                                   --               --         128,951               --          128,951
                                          ------------  ---------------  --------------     ------------   --------------
   Balance - April 30, 1998                      4,419        4,869,796         284,238               (3)       5,158,450

Net [Loss] for the year ended
   April 30, 1999                                   --               --      (3,333,725)              --       (3,333,725)
                                          ------------  ---------------  --------------     ------------   --------------
   Balance - April 30, 1999               $      4,419  $     4,869,796  $   (3,049,487)    $         (3)  $    1,824,725
                                          ============  ===============  ==============     ============   ==============

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                   DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Reorganized         Predecessor
                                                                                            Company             Company
                                                            Reorganized Company          For the Nine        For the Three
                                                            For the Year Ended           Months Ended        Months Ended
                                                                 April 30,                 April 30,           July 31,
                                                        -------------------------          ---------           --------
                                                        1 9 9 9           1 9 9 8           1 9 9 7             1 9 9 6
                                                        -------           -------           -------             -------
Operating Activities:
   Net [Loss] Income                               $    (3,333,725)   $       128,951  $         10,082    $       (76,364)
   Adjustments to Reconcile Net [Loss]
     Income to Net Cash Provided by
     [Used for] Operating Activities:
     Depreciation and Amortization                         161,276             80,489            87,681             26,191
     Reserve for Bad Debt                                  249,000            (44,315)               --                 --
     Loss on Disposal of Property
       and Equipment                                        67,900                 --                --                 --
     Interest Converted to Principal                            --                 --            11,439             36,670
     Reorganization Item:
       Cash Distribution                                        --                 --          (515,638)                --

   Change in Assets and Liabilities:
     [Increase] Decrease in:
       Accounts Receivable and Due
         from Suppliers                                   (671,324)           186,230           482,254           (221,255)
       Inventory                                           (85,438)           966,773          (923,565)           115,616
       Prepaid Expenses                                    560,130           (608,861)          122,017           (100,596)
       Miscellaneous Receivables                                --              2,658           132,379                 --
       Prepaid and Refundable Income
         Taxes                                              (5,439)            13,713           252,046               (812)
       Security Deposits and Other                         (11,562)             2,600                --                 --

     Increase [Decrease] in:
       Accounts Payable and
         Accrued Expenses - Non-Related                    299,462         (2,805,591)          (56,766)           155,784
       Accounts Payable and
         Accrued Expenses - Related Party                  572,243                 --                --                 --
       Income Taxes Payable                                (79,422)           (12,450)          103,700                 --
                                                   ---------------    ---------------  ----------------    ---------------
   Net Cash - Operating Activities -
     Forward                                            (2,276,899)        (2,089,803)         (294,371)           (64,766)
                                                   ---------------    ---------------  ----------------    ---------------
Investing Activities:
   Purchase of Property and Equipment -
     Forward                                       $       (38,835)   $       (67,900) $             --    $            --

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                   DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Reorganized         Predecessor
                                                                                            Company             Company
                                                            Reorganized Company          For the Nine        For the Three
                                                            For the Year Ended           Months Ended        Months Ended
                                                                 April 30,                 April 30,           July 31,
                                                        -------------------------          ---------           --------
                                                        1 9 9 9           1 9 9 8           1 9 9 7             1 9 9 6
                                                        -------           -------           -------             -------
   Net Cash - Operating Activities -
     Forwarded                                     $    (2,276,899)   $    (2,089,803) $       (294,371)   $       (64,766)
                                                   ---------------    ---------------  ----------------    ---------------
   Net Cash - Investing Activities -
     Forwarded                                             (38,835)           (67,900)               --                 --
                                                   ---------------    ---------------  ----------------    ---------------
Financing Activities:
   Proceeds from Banker's Acceptances                      850,000                 --                --                 --
   Proceeds from Note Payable -
     Related Party                                              --                 --           600,000                 --
   Repayment from Notes Payable -
     Related Party                                              --                 --          (145,324)                --
   Repayment of Loan Payable -
     Related Party                                              --         (1,059,785)               --                 --
   Repayment of Capital Lease Obligations                       --            (24,228)          (29,656)           (18,812)
   Proceeds from Insurance Note Payable                         --                 --                --             77,225
   Repayment of Insurance Note Payable                          --                 --           (62,020)           (15,205)
   Payment of Deferred Offering Costs                           --                 --           (30,043)                --
   Net Proceeds from Issuance of
     1,200,000 Share Common Stock                               --          4,773,421                --                 --
                                                   ---------------    ---------------  ----------------    ---------------
   Net Cash - Financing Activities                         850,000          3,689,408           332,957             43,208
                                                   ---------------    ---------------  ----------------    ---------------
   [Decrease] Increase in Cash and
     Cash Equivalents                                   (1,465,734)         1,531,705            38,586            (21,558)

Cash and Cash Equivalents -
   Beginning of Periods                                  1,575,248             43,543             4,957             26,515
                                                   ---------------    ---------------  ----------------    ---------------
   Cash and Cash Equivalents -
     End of Periods                                $       109,514    $     1,575,248  $         43,543    $         4,957
                                                   ===============    ===============  ================    ===============

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the periods for:
     Interest                                      $        40,323    $        25,451  $          1,553    $       203,964
     Income Taxes                                  $        53,923    $            --  $             --    $            --

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

   The Company issued 20,000 shares for legal services valued at $74,655 in connection with the Company's public offering [See Note 11].

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                   DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[1] Summary of Significant Accounting Policies

The Company - Dynamic International, Ltd. [the "Company"] is engaged in the sale and distribution of a diverse line of exercise equipment and related sports accessories which are distributed throughout the United States.

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

Prepaid Expenses - The Company had deferred certain packaging design, displays, and direct response advertising costs for several new products that were not introduced as of April 30, 1998. These costs of approximately $480,000 were classified as prepaid expenses in 1998 and were expensed in the year ended April 30, 1999.

Loss Per Share - The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ["SFAS"] No. 128, "Earnings per Share"; which is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, earnings per share data in the financial statements for the years ended April 30, 1999 and 1998, have been calculated in accordance with SFAS No. 128. Prior periods earnings per share data have been recalculated as necessary to conform prior years data to SFAS No. 128. Prior periods' earnings per share data have been restated to give retroactive effect for the one for five reverse stock split in September of 1997.

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

Potential common shares of 5,120,000 are not currently dilutive, but may be in the future.

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

Reorganization Value in Excess of Amounts Allocable to Identifiable Assets - The excess reorganization value was to be amortized over a period of eleven years on the straight line basis [see Note 2]. Management evaluated the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of April 30, 1999, management believes the asset to be impaired because of current period operating and cash flow losses and the excess reorganization value was written off as a result of the uncertainty of the projected discounted cash flows from related operations [See
Note 2].

                   DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3

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

As part of the reorganization, the Company will continue to sell hand exercise, light exercise equipment and luggage and sports bags. Management believes it can increase revenues by increasing its focus on direct response marketing by developing infomercials to market these products. Management believes these increased marketing efforts, adequate financing through its related entity, Achim Importing, discontinuance of the unprofitable products, and sustainable gross profit percentages, could be effectively implemented within the twelve month period. The Company adopted "fresh-start reporting" in accordance with Statement of Position ["SOP"] 90-7 issued by the American Institute of Certified Public Accountants on July 31, 1996. SOP 90-7 calls for the adoption of "fresh-start reporting" if the reorganization value of the emerging entity immediately before the date of confirmation is less than the total of all postpetition and allowed claims, and if holders of existing voting shares immediately before confirmation receive less than 50 percent of the voting shares of the emerging entity, both conditions of which were satisfied by the Company. Although the confirmation date was May 23, 1996, fresh-start reporting was adopted on July 31, 1996. There were no material fresh-start related adjustments during the period May 23, 1996 to July 31, 1996.

                   DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4

[2] Reorganization and Management Plan [Continued]

Under fresh start accounting, all assets and liabilities are restated to reflect their reorganization value, which approximates book value at date of reorganization. Therefore, no reorganization value has been allocated to the assets and liabilities. In addition, the accumulated deficit of the predecessor company at July 31, 1996 totaling $713,601 was eliminated, and at August 1, 1996, the reorganized company's financial statements reflected no beginning retained earnings or deficit. The reorganization value in excess of amounts allocable to identifiable assets was being amortized over an eleven year period on the straight line method. Amortization expense for the nine months ended April 30, 1997, and the years ended April 30, 1998 and 1999 was $9,108, $12,144, and $112,328, respectively. As discussed in Note 1, management believes the asset to be impaired and has chosen to write off the balance of $100,185 as of April 30, 1999 to a fair value of $-0-.

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

[4] Related Party Transactions

Pursuant to a Warehouse and Service Agreement dated as of September 1, 1996 [the "Warehousing Agreement"] between the Company and a related party [the "Entity"] wholly owned by a major stockholder, the Entity performs certain administrative services on behalf of the Company. Under the Warehousing Agreement, the Entity assists, among other things, in the maintenance of financial and accounting books and records, in the preparation of monthly financial accounts receivable aging schedules and other reports and in the performance of credit checks on the Company's customers. In consideration for these services, the Entity receives an annual fee, payable monthly, calculated at a percentage of the Company's invoiced sales originating at the warehouse ranging from 4% of the invoiced sales under $30 million to 3% of sales of $60 million or more. For sales not originating at the warehouse, the Entity receives a service fee in the amount of 1.5% of the Company's invoiced sales to customers and accounts located in the United States if payment is made by letter of credit and 1% is such customers and accounts are located outside the United States, irrespective of manner of payment. In addition, under the Warehousing Agreement, the Entity provides warehousing services consisting of receiving, shipping, and storing of the Company's merchandise. The Company pays the Entity a monthly fee of 3% of its invoiced sales originating at the warehouse in connection with these warehousing services performed by the Entity under the Warehousing Agreement.

                   DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5

[4] Related Party Transactions [Continued]

The Warehousing Agreement had a term of two years and was renewed on September 1, 1998 for another one year period. This agreement will automatically renew from year to year unless written notice of termination is given at least six months prior to the commencement of a renewal period. During the fiscal years ended April 30, 1999 and 1998, the Company accrued $289,415 and $183,095 in fees under the Warehousing Agreement. Total warehousing and administrative expenses charged to operations for the year ended April 30, 1999 were $289,415, with a balance due of $308,601 at April 30, 1999, for the year ended April 30, 1998 were $183,095 of which $19,186 was the balance due at April 30, 1998, for the nine months ended April 30, 1997 were approximately $364,000, and for the three months ended July 31, 1996 were approximately $95,000.

The related party has purchased inventory for the Company and has charged the Company for the invoiced amount of the inventory. In addition, pursuant to an unwritten understanding, the related party arranges for the issuance by its financial lender of letters of credit in favor of the Company's oversea supplier thereby enabling the Company to finance the purchases of its inventory.

Interest expense charged to operations for the year ended April 30, 1999 was $-0-, for the year ended April 30, 1998 was $65,568, for the nine months ended April 30, 1997 was $67,898 and $16,746 for the three months ended July 31, 1996.

Other amounts payable to the related party totaled $282,828 and $-0-, respectively, at April 30, 1999 and 1998. Such amounts represent unpaid inventory purchases and various fees due to the related party. The amounts payable for the purchase of inventory beared interest at the Citibank prime rate plus 1% from September 1996 to April 1997 and the Citibank prime rate plus 3% prior to September 1996. The prime rate used was 8.25% for the period September 1996 to April 1998 and 8.5% for the period prior to September 1996 . Interest expense charged to operations was $59,913 for the year ended April 30, 1998, $109,441 for the nine months ended April 30, 1997, and $36,350 for the three months ended July 31, 1996. The weighted average interest rate at April 30, 1998 and 1997 was 9.25%. The related party, as of May 1998, no longer charges interest on amounts paid on behalf of the Company for inventory purchases and various other fees.

[5] Income Taxes

The Company utilizes an asset and liability approach to determine the extent of any deferred income taxes, as described in Statement No. 109, "Accounting for Income Taxes" of the Financial Accounting Standards Board. This method gives consideration to the future tax consequences associated with differences between financial statement and tax bases of assets and liabilities.

Income tax liabilities at April 30, 1999 and 1998 included in income taxes payable consist of the following:

                                                    1 9 9 9          1 9 9 8
                                                    -------          -------

Current taxes                                  $           --    $       79,422

Deferred taxes:
   Federal                                                 --                --
   Other income and franchise taxes                        --                --
                                               --------------    --------------
   Total Income Tax Liability                  $           --    $       79,422
   --------------------------                  ==============    ==============

                   DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6

[5] Income Taxes [Continued]

At April 30, 1999, there are temporary differences that would result in a short-term deferred tax asset of approximately $225,000 arising primarily from valuation allowances relating to accounts receivable and inventory. The Company also has net operating losses of approximately $2,700,000 and deferred amortization of approximately $100,000 resulting in a long-term deferred asset of approximately $1,280,000.

These assets, both short-term and long-term, have been reduced to zero by a valuation allowance of approximately $1,505,000 due to the uncertainty that the Company will be able to generate sufficient taxable income in the future necessary to utilized these assets.

The net operating losses will expire in fiscal 2014.

There are no temporary differences that would result in a deferred tax asset or liability at April 30, 1998.

A summary of the provision [credit] for income taxes is as follows:

                                                         Years ended
                                                          April 30,
                                                  -------------------------
                                                  1 9 9 9           1 9 9 8
                                                  -------           -------
Current:
   Federal                                    $           --    $        51,490
   State and Local                                        --             27,932
                                              --------------    ---------------
                                                          --             79,422
                                              --------------    ---------------
Deferred:
   Federal                                                --                 --
   State and Local                                        --                 --
                                              --------------    ---------------
                                                          --                 --
                                              --------------    ---------------
                                              $           --    $        79,422
                                              ==============    ===============

The reconciliation of the federal statutory income tax expense [credit] to the Company's actual income tax [credit] is as follows:

                                                                                                             Three
                                                                                             Nine months     months
                                                                      Years ended               ended        ended
                                                                       April 30,              April 30,     July 31,
                                                                -----------------------       ---------     --------
                                                                1 9 9 9         1 9 9 8        1 9 9 7       1 9 9 6
                                                                -------         -------        -------       -------

U.S. Federal Income Taxes at Statutory Rate                 $   (1,134,000) $      91,189   $      75,900  $       --
Change in Valuation Allowance                                    1,506,300             --              --          --
Benefit of Surtax Exemption                                             --         (6,363)             --          --
Tax Effect of Permanent Differences                                  1,800          1,020           5,400          --
State Income Taxes, Net of Federal Benefit                        (374,100)        33,767          25,000          --
Underaccrual of Prior Year's Federal Income Tax                         --         23,825              --          --
Other                                                                   --         (4,187)         (2,600)         --
                                                            --------------  -------------   -------------  ----------
                                                            $           --  $     139,251   $     103,700  $       --
                                                            ==============  =============   =============  ==========

                   DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7

[6] Commitments and Contingencies

[A] Royalty Obligations - The Company has entered into various royalty, licensing, and commission agreements for products sold by the Company. These agreements provide for minimum payments and a percentage of specific product sales, over a period of one to eight years. Royalty expense for the year ended April 30, 1999 was approximately $788,000, for the year ended April 30, 1998 was approximately $426,000, for the nine months ended April 30, 1997 was approximately $353,000 and for the three months ended July 31, 1996 was approximately $94,000.

[B] 401(k) Plan - On January 1, 1990, the Company adopted a 401[k] plan. The plan was officially terminated by the Board of Directors as of December 31, 1997.

The 401[k] expense amounted to $-0- for the year ended April 30, 1999 and 1998, and for the period May 1, 1996 to April 30, 1997.

[C] Litigation - In the normal course of its operations, the Company has been named as a defendant in a patent infringement lawsuit. Company counsel has advised the Company that an unfavorable outcome with respect to this claim is unlikely and it is not possible to estimate a range of potential loss.

[D] Consulting Agreement - The Company had an unwritten agreement for $5,000 month to month for consulting services in connection with new product development. This agreement was terminated in November 1998.

[E] Infomercial Production Agreement - On February 12, 1998, the Company entered into an infomercial production agreement to produce an infomercial for a total commitment of $284,000. As of April 30, 1998, $142,000 was paid under this agreement and was classified as a prepaid expense. The entire amount was expensed in fiscal 1999.

[7] Major Customers

During the year ended April 30, 1999, sales to three major customers were approximately 25%, 20%, and 14% [$1,647,000, $1,341,000 and $928,000,
respectively] of the Company's net sales. At April 30, 1999, accounts receivable from these customers totaled $861,000. There were no material receivables subject to foreign currency fluctuations.

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

[8] Credit Risk/financial Instruments

Due to the nature of its business and the volume of sales activity, the Company's cash balance occasionally exceeds the $100,000 protection of FDIC insurance. At April 30, 1999 and 1998 such excess balances totaled $121,915 and $1,518,673, respectively. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash and cash equivalents.

                   DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8

[8] Credit Risk/financial Instruments [Continued]

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

[B] Most of the Company's products are purchased from the Indonesia, Taiwan, and the United States. The Company believes that, if necessary, it will be able to obtain its products from firms located in other countries at little, if any, additional expense. As a consequence, the Company believes that an interruption in deliveries by a manufacturer located in a particular country will not have a material adverse impact on the business of the Company. Nevertheless, because of political instability in a number of the supply countries, occasional import quotas and other restrictions on trade or otherwise, there can be no assurance that the Company will at all times have access to a sufficient supply of merchandise.

[10] Going Concern

The Company's financial statements are prepared in conformity with generally accepted accounting principles, which contemplates the realization of assets and settlements of liabilities in the normal course of business and continuation of the Company as a going concern. The Company has incurred a net loss of $3,333,725 for the year ended April 30, 1999, and utilized $2,276,899 in cash for operating activities for the year ended April 30, 1999. These factors create uncertainty whether the Company can continue as a going concern. The Company's plans to mitigate the effects of the uncertainties are to attain its projected positive cash flows from operations as a result of an improved profitability which is projected as a result of anticipated revenue growth with large customers along with implementing its plan on cutting operational expenses.

Management believes that these plans can be effectively implemented in the next twelve months. The Company believes it will achieve profitability and positive cash flow in the next twelve months. The Company's ability to continue as a going concern is dependent on the implementation and success of these plans. The financial statements do not include any adjustments in the event the Company is unable to continue as a going concern. There can be no assurance that management's plans to reduce operating losses will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                   DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9

[11] Capital Stock

[A] Public Offering - On December 22, 1997, the Company completed a public sale of 1,200,000 units, each consisting of one share of common stock, one Class A Warrant and one Class B Warrant. Each Class A warrant entitled the holder to purchase one share of common stock at $6 until June 12, 1999 (the expiration date of these securities has been extended until June 12, 2000). Each Class B warrant entitles the holder to purchase one share of common stock at $10 until December 12, 2000. In addition, the Company entered into a unit purchase option from the underwriter to purchase an aggregate of 120,000 units at a subscription price of $8.25 per unit commencing December 12, 1998 and expiring December 11, 2002. Each unit purchase option to the underwriter consists of one share of common stock, one Class A warrant to purchase one share of common stock at $9.90 per share and one Class B warrant to purchase one share of common stock at $16.50 per share. The net proceeds of approximately $4,800,000 were being used for the repayment of related party debt, purchase of inventory, general corporate services, and working capital.

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

[B] Earn Out Agreement - In March 1997, the Company entered into an agreement with Marton Grossman, the Company's chairman and president which provides for the issuance to Mr. Grossman an aggregate 2,000,000 shares of common stock if the Company reaches certain earnings criteria as follows:

                                          Earnings Before         Shares to
 Year Ending                                Income Tax            Be Issued
 -----------                              ---------------         ---------
April 30, 1998                             $   500,000              400,000
April 30, 1999                             $ 1,000,000              600,000
April 30, 2000                             $ 1,500,000            1,000,000

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

The Company did not meet the performance conditions for the years ended April 30, 1999 and 1998.

                   DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10

[12] New Authoritative Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and how it is designated, for example, gain or losses related to changes in the fair value of a derivative not designated as a hedging instrument is recognized in earnings in the period of the change, while certain types of hedges may be initially reported as a component of other comprehensive income [outside earnings] until the consummation of the underlying transaction.

SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of SFAS No. 133 should be as of the beginning of a fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but it is permitted only as of the beginning of any fiscal quarter. SFAS No. 133 is not to be applied retroactively to financial statements of prior periods. The Company does not currently have any derivative instruments and is not currently engaged in any hedging activities.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ["SOP"] 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs, and requires that such costs to be expensed as incurred. SOP 98-5 applies to all nongovernmental entities and is generally effective for fiscal years beginning after December 15, 1998. Earlier application is encouraged in fiscal years for which annual financial statements previously have not been issued. The adoption of SOP 98-5 is not expected to have a material impact on results of operations, financial position, or cash flows of the Company as the Company's current policy is substantially in accordance with SOP 98-5.

The Financial Accounting Standards Board ["FASB"] has had on its agenda a project to address certain practice issues regarding Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees." The FASB plans on issuing various interpretations of APB Opinion No. 25 to address these practice issues. The proposed effective date of these interpretations would be the issuance date of the final Interpretation, which is expected to be in September 1999. If adopted, the Interpretation would be applied prospectively but would be applied to plan modification and grants that occur after December 15, 1998. The FASB's tentative interpretations are as follows:

* APB Opinion No. 25 has been applied in practice to include in its definition of employees, outside members of the board or directors and independent contractors. The FASB's interpretation of APB Opinion No. 25 will limit the definition of an employee to individuals who meet the common law definition of an employee [which also is the basis for the distinction between employees and nonemployees in the current U.S. tax code]. Outside members of the board of directors and independent contractors would be excluded from the scope of APB Opinion No. 25 unless they qualify as employees under common law. Accordingly, the cost of issuing stock options to board members and independent contractors not meeting the common law definition of an employee will have to be determined in accordance with FASB Statement No. 123, "Accounting for Stock-Based Compensation," and usually recorded as an expense in the period of the grant [the service period could be prospective, however, see EITF 96-18].

                   DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11

[12] New Authoritative Pronouncements [Continued]

* Options [or other equity instruments] of a parent company issued to employees of a subsidiary should be considered options, etc. issued by the employer corporation in the consolidated financial statements, and, accordingly, APB Opinion No. 25 should continue to be applied in such situations. This interpretation would apply to subsidiary companies only; it would not apply to equity method investees or joint ventures.

* If the terms of an option [originally accounted for as a fixed option] are modified during the option term to directly change the exercise price, the modified option should be accounted for as a variable option. Variable grant accounting should be applied to the modified option from the date of the modification until the date of exercise. Consequently, the final measurement of compensation expense would occur at the date of exercise. The cancellation of an option and the issuance of a new option with a lower exercise price shortly thereafter [for example, within six months] to the same individual should be considered in substance a modified [variable] option.

* Additional interpretations will address how to measure compensation expense when a new measurement date is required.

[13] Debt

On April 30, 1998, the Company entered into a credit agreement with The Chase Manhattan Bank for maximum borrowings of $1,500,000 in the form of letters of credit and bankers acceptances. The agreement also provides for a security interest in the inventory and notes and accounts receivable of the Company. The agreement also provides for the personal guarantee of the President and major shareholder of the Company in the amount of $250,000. At April 30, 1999, $277,025 is available under the letters of credit and bankers acceptances. Banker's acceptances totaling $850,000 are outstanding at April 30, 1999 with maturity dates ranging from June to September of 1999. The weighted average interest rate at April 30, 1999 was 8.5%.

[14] Fair Value of Financial Instruments

SFAS No. 107, "Disclosure About Fair Values of Financial Instruments," requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

For certain financial instruments, including cash and cash equivalents, trade receivables and payables, and short-term debt, it was assumed that the carrying amount approximated fair value because of the near term maturities of such obligations.

              INDEPENDENT AUDITOR'S REPORT ON SUPPLEMENTAL SCHEDULE

To the Board of Directors and Stockholders
   Dynamic International, Ltd.

                  Our report on the consolidated financial statements of Dynamic International, Ltd and its subsidiary as of April 30, 1999 and 1998, and for the years then ended, the nine months ended April 30, 1997, and the three months ended July 31, 1996 is included on page F-1 of this Form 10-K. In connection with our audit of such financial statements, we have also audited the related accompanying financial statement Schedule II - Valuation and Qualifying Accounts for the years ended April 30, 1999 and 1998, the nine months ended April 30, 1997, and the three months ended July 31, 1996.

                  In our opinion, the financial statements schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                             MOORE STEPHENS, P. C.
                                             Certified Public Accountants.

New York, New York
June 30, 1999

                   DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                                           Reorganized        Predecessor
                                                                                             Company            Company
                                                             Reorganized Company          For the Nine       For the Three
                                                             For the Year Ended           Months Ended       Months Ended
                                                                  April 30,                 April 30,          July 31,
                                                          ------------------------          ---------          --------
                                                          1 9 9 9          1 9 9 8           1 9 9 7            1 9 9 6
                                                          -------          -------           -------            -------
Allowance for Doubtful Accounts
   Balance - Beginning                               $      122,685   $       167,000   $        167,000  $       167,000
Additions Charged to Income                                 249,000                --                 --               --
Recovery of Uncollectible Accounts - Net                         --                --                 --               --
Writeoffs of Uncollectible Amounts                               --           (44,315)                --               --
                                                     --------------   ---------------   ----------------  ---------------
Allowance for Doubtful Accounts
   Balance - Ending                                  $      371,685   $       122,685   $        167,000  $       167,000
                                                     ==============   ===============   ================  ===============