Form 10-Q
period 1999-07-31
DYNAMIC INTERNATIONAL LTD
filed 1999-09-14
CIK 1021097

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended July 31, 1999           Commission File Number 0-21475

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

                                  Yes   X     No

As of August 31, 1999, 4,418,258 shares of the Registrant's common stock par value $.001 were issued and outstanding.

Form 10-Q FQE 7/31/99                                DYNAMIC INTERNATIONAL, LTD.

                      Consolidated Condensed Balance Sheets
                                   (Unaudited)

                                                                          July 31,1999          April 30, 1999
Current Assets
Cash                                                                       $   99,048              $  109,514
Accounts Receivable - (Net of allowance for
   doubtful accounts of $371,685)                                           1,305,104               1,268,913
Inventory                                                                   2,274,641               2,444,460
Prepaid Expenses                                                              353,240                 109,003
Prepaid and Refundable Income Taxes                                            35,462                  31,640
                                                                           ----------              ----------
Total Current Assets                                                        4,067,495               3,963,530
Fixed Assets, at Cost, Less Accumulated
Depreciation                                                                   41,411                  46,833
Security Deposits                                                               1,800                  13,612
                                                                           ----------              ----------
Total Assets                                                               $4,110,706              $4,023,975
                                                                           ==========              ==========
Liabilities and Shareholders' Equity
Current Liabilities
Note Payable-Bank                                                          $  850,000              $  850,000
Accounts Payable & Accrued Expenses, Non-related                              569,238                 757,821
Accounts Payable & Accrued Expenses, Related                                  802,308                 591,429
Income Taxes Payable                                                           25,775                       0
                                                                           ----------              ----------
                                                                            2,247,321               2,199,250
Shareholders' Equity

Common Stock                                                                    4,419                   4,419
Additional Paid-In Capital                                                  4,869,796               4,869,796
Retained Earnings                                                          (3,010,827)             (3,049,487)
                                                                           ----------              ----------

Totals                                                                      1,863,388               1,824,728
Less Treasury Stock                                                                (3)                     (3)
                                                                           ----------              ----------

Total Shareholders' Equity                                                  1,863,385               1,824,725
                                                                           ----------              ----------

Total Liabilities & Shareholders' Equity                                   $4,110,706              $4,023,975
                                                                           ==========              ==========


See Accompanying Notes to Consolidated Condensed Financial Statements.

Form 10-Q FQE 7/31/99                                DYNAMIC INTERNATIONAL, LTD.

                 Consolidated Condensed Statements of Operations
                                   (Unaudited)

                                                                              For the Three         For the Three
                                                                              Months Ended          Months Ended
                                                                              July 31, 1999         July 31, 1998
Net Sales                                                                     $2,362,567            $ 1,702,009
Other Income                                                                          78                 20,927
                                                                              ----------            -----------
                                                                               2,362,645              1,722,936
Cost of Goods Sold                                                             1,729,279              1,133,319
                                                                              ----------            -----------
Gross Profit                                                                     633,366                589,617

Selling, General and Administrative Expenses                                     549,189                493,710

Interest                                                                          19,743                 18,452
                                                                              ----------            -----------
                                                                                 568,932                512,162
                                                                              ----------            -----------

Net Income Before Tax                                                             64,434                 77,455

Provision for Income Taxes                                                        25,774                 30,745
                                                                              ----------            -----------
Net Income                                                                    $   38,660            $    46,710
                                                                              ==========            ===========
Income per Common Share                                                             0.01                   0.01

Weighted Average Number of Common Shares
     Outstanding                                                               4,418,258              4,418,258

Cash Dividends per Common Share                                                   None                  None


See Accompanying Notes to Consolidated Condensed Financial Statements.

Form 10-Q FQE 7/31/99                                DYNAMIC INTERNATIONAL, LTD.

                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                           For the Three        For the Three
                                                                           Months Ended         Months Ended
                                                                           July 31,1999         July 31,1998
Cash Flows from Operating Activities

Net income                                                                 $   38,660              $   46,710

Adjustments to Reconcile Net Income
to Net Cash Provided (Used for)
     Depreciation and Amortization                                              6,897                  13,243

Changes in Assets and Liabilities:
(Increase) decrease in:
     Accounts Receivable and Due From Suppliers                               (36,191)               (281,992)
     Inventory                                                                169,819                (272,945)
     Prepaid Expenses                                                        (244,237)               (396,732)
     Prepaid Taxes                                                             (3,822)                 26,201
     Security Deposits                                                         11,812                  (4,750)
Increase (decrease) in:
     Accounts Payable and Accrued Expenses                                     22,296                 (47,555)
     Income Taxes Payable                                                      25,775                 (69,608)
                                                                           ----------              ----------
     Net Cash - Operating Activities                                           (8,991)               (987,428)

Investing Activities:
Purchase of Property and Equipment                                             (1,475)                (10,150)

Financing Activities:
Proceeds from Banker's Acceptances                                                  0                 500,000

     Net Cash - Financing Activities                                                0                 500,000
                                                                           ----------              ----------
Increase (decrease) in Cash and Equivalents                                   (10,466)               (497,578)

Cash and Cash Equivalents, Beginning of Period                                109,514               1,575,248
                                                                           ----------              ----------
Cash and Cash Equivalents, End of Period                                   $   99,048              $1,077,670
                                                                           ==========              ==========



See Accompanying Notes to Consolidated Financial Statements.

Form 10-Q FQE 7/31/99                                DYNAMIC INTERNATIONAL, LTD.

              Notes to Consolidated Condensed Financial Statements
            for the Three-Month Periods Ended July 31, 1999 and 1998
                                   (Unaudited)

1.  BASIS OF PRESENTATION

The Consolidated Condensed Balance Sheet as of July 31, 1999 and the related Consolidated Condensed Statements of Operations and Consolidated Condensed Statements of Cash Flows for the three-month periods ended July 31, 1999 and 1998 are unaudited. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of such financial statements have been made.

The April 30, 1999 Balance Sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-K. The results of operations for the three-month period ended July 31, 1999 are not necessarily indicative of the operating results for the entire year.

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

                                                                  Continued.....

Form 10-Q FQE 7/31/99                                DYNAMIC INTERNATIONAL, LTD.

                                   (Continued)
              Notes to Consolidated Condensed Financial Statements
            for the Three-Month Periods Ended July 31, 1999 and 1998
                                   (Unaudited)

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

Under fresh-start accounting, all assets and liabilities are restated to reflect their reorganization value, which approximates book value at date of reorganization. Therefore, no reorganization value has been allocated to the assets and liabilities. In addition, the accumulated deficit of the predecessor company at July 31, 1996 totaling $713,601 was eliminated, and at August 1, 1996, the reorganized company's financial statements reflected no beginning retained earnings or deficit. The reorganization value in excess of amounts allocable to identifiable assets was written off at April 30, 1999.

                                                                   Continued....

Form 10-Q FQE 7/31/99                                DYNAMIC INTERNATIONAL, LTD.

                                   (Continued)
              Notes to Consolidated Condensed Financial Statements
            for the Three-Month Periods Ended July 31, 1999 and 1998
                                   (Unaudited)

3.       Inventories

         The inventories consist of finished goods.

4.       Debt Financing:

         On April 30, 1998 the Company entered into a credit agreement with Chase Manhattan Bank ("Chase") for maximum borrowing of $1,500,000 in the form of letters of credit and bankers acceptances. The agreement also provided for a security interest in the inventory and notes and accounts receivables of the Company. In addition, the agreement provides for the personal guarantee of the President and major shareholder of the Company in the amount of $250,000. As of July 31, 1999 the Company's aggregate balance of $1,483,144 consisted of $850,000 in bankers acceptances and $633,144 of outstanding letters of credit. The bankers acceptances were discounted at 6.25% per annum.

Form 10-Q FQE 7/31/99                                DYNAMIC INTERNATIONAL, LTD.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        Three Months Ended July 31, 1999
                 as Compared to Three Months Ended July 31, 1998

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

                                                                  Continued.....

Form 10-Q FQE 7/31/99                                DYNAMIC INTERNATIONAL, LTD.

                                   (Continued)
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        Three Months Ended July 31, 1999
                 as Compared to Three Months Ended July 31, 1998

RESULTS OF OPERATIONS

Statements contained herein which are not historical facts are forward looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, the Company's ability to complete development and then market its products and competitive factors and other risk factors detailed herein.

Sales for the three months ended July 31, 1999, increased by $661,000 or 38.8% to $2,363,000 from $1,702,000 for the three months ended July 31, 1998. During the three months ended July 31, 1999, sales to Kohl's Department Stores and Officemax increased by $565,000 and $115,000 respectively. Sales to Kohl's Department Stores and Officemax represented approximately 25% and 5%, respectively, of the Company's sales for the three months ended July 31, 1999.

The Company's gross profit of $634,000 for the three months ended July 31, 1999 was $44,000 higher than the gross profit of $590,000 for the three months ended July 31, 1998. This was primarily the result of increased sales volume.

Operating expenses, exclusive of interest expense, for the three months ended July 31, 1999 were $56,000 higher than the three months ended July 31, 1998. This increase is represented approximately by changes in the following expenses:

                                                      Increase
                                                     (Decrease)

Shipping Fees                                        $26,000.00
Sales Representative Commissions                     $19,000.00
Show Expenses                                        $13,000.00

Shipping fees and sales representative commissions increased due to the increased sales volume by $26,000 and $19,000 respectively. Show expenses increased by $13,000 due to increased costs of the Company's participation in trade shows.

Interest expense for the three months ended July 31, 1999 increased by $2,000 due to increased borrowing on the Company's bank credit line.

Form 10-Q FQE 7/31/99                                DYNAMIC INTERNATIONAL, LTD.

The following table sets forth the result of operations for the periods discussed above.

                                           Three Months         Three Months
                                              Ended                Ended
                                          July 31, 1999        July 31, 1998

Net Sales                                   $2,363,000           $1,702,000
Other Income                                         0               21,000
                                            ----------           ----------

                                             2,363,000            1,723,000

Cost of Goods Sold                           1,729,000            1,133,000
                                            ----------           ----------

Gross Profit                                   634,000              590,000

Operating Expenses                             550,000              494,000
Interest                                        20,000               18,000
                                            ----------           ----------

                                               570,000              512,000
                                            ----------           ----------

Pretax Income                                   64,000               78,000


LIQUIDITY AND CAPITAL RESOURCES

During the three months ended July 31, 1998, cash used by operating activities amounted to $9,000. This was the result of net income and decreased inventory and security deposits, increases in accounts payable and accrued expenses and income taxes payable of $39,000, $170,000, $12,000, $22,000 and $26,000 respectively. These sources of cash were offset by increases in accounts receivable and due from supplier and prepaid expenses of $36,000, $244,000, respectively.

Investing activities used cash of $1,475 for molds.

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

YEAR 2000 COMPLIANCE

Pursuant to a warehouse agreement with Achim Importing Co., Inc. ("Achim") which is wholly owned by Marton Grossman, the Company's Chairman and President, the Company relies exclusively on Achim's software and operating systems, financial accounting systems and various other administrative functions. Achim has assured the Company that it has reviewed its computer systems to identify those areas that could be adversely affected by Year 2000 software failures and has taken the appropriate steps to avoid Year 200 problems. Currently, the Company cannot predict the effect of the Year 2000 problem on entities with which it transacts business and there can be no assurance it will not have a material adverse impact on the Company's business, financial condition, result of operations or cash flows.

Form 10-Q FQE 7/31/99                                DYNAMIC INTERNATIONAL, LTD.

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

Form 10-Q FQE 7/31/99                                DYNAMIC INTERNATIONAL, LTD.

                           Part II. Other Information

                                 Not Applicable

Form 10-Q FQE 7/31/99                                DYNAMIC INTERNATIONAL, LTD.

                                   Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DYNAMIC INTERNATIONAL, LTD.

Date 9/14/99                        By /s/ William P. Dolan
                                       William P. Dolan, Vice President, Finance