Form 10-Q
period 1999-10-31
DYNAMIC INTERNATIONAL LTD
filed 1999-12-14
CIK 1021097

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarter ended October 31, 1999 Commission File Number 0-21475

                           DYNAMIC INTERNATIONAL, LTD.
              (Exact Name of Registrant As Specified In Its Charter

                        Nevada                    93-1215401
            (State or other jurisdiction of    I.R.S. employer
            incorporation or organization)    identification no.)

                    58 Second Ave., Brooklyn, New York 11215
                (Address of principal executive office)(Zip Code)

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

                                    Yes X No

 As of November 30, 1999, 4,418,258 shares of the Registrant's common stock par value $.001 were issued and outstanding.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                  OCTOBER 31,1999    APRIL 30, 1999
                                                                  ---------------    --------------
Assets

Current Assets
Cash                                                               $   39,026           $  109,514
Accounts Receivable -                                                 903,820            1,268,913
Inventory                                                           3,778,099            2,444,460
Prepaid Expenses                                                      614,964              109,003
Prepaid and Refundable Income Taxes                                    35,462               31,640
                                                                   ----------           ----------
Total Current Assets                                                5,371,371            3,963,530
Fixed Assets, at Cost, Less Accumulated
Depreciation                                                           37,614               46,833
Security Deposits                                                       1,000               13,612
                                                                   ----------           ----------
Total Assets                                                       $5,409,985           $4,023,975
                                                                   ==========           ==========
Liabilities and Shareholders' Equity

Current Liabilities
Notes Payable-Bank                                                 $1,225,000           $  850,000
Loans Payable - Related Party                                         600,000                    0
Accounts Payable & Accrued Expenses, Non-related                      576,373              757,821
Accounts Payable & Accrued Expenses, Related Party                  1,173,325              591,429
                                                                   ----------           ----------
                                                                    3,574,698            2,199,250
Shareholders' Equity
Common Stock                                                            4,419                4,419
Additional Paid-In Capital                                          4,869,796            4,869,796
Retained Earnings                                                  (3,038,925)          (3,049,487)
                                                                   ----------           ----------
Totals                                                              1,835,290            1,824,728
Less Treasury Stock                                                        (3)                  (3)
                                                                   ----------           ----------
Total Shareholders' Equity                                          1,835,287            1,824,725
                                                                   ----------           ----------
Total Liabilities & Shareholders' Equity                           $5,409,985           $4,023,975
                                                                   ==========           ==========


See Accompanying Notes to Consolidated Condensed Financial Statements.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                              FOR THE SIX         FOR THE THREE             FOR THE SIX       FOR THE THREE
                              MONTHS ENDED         MONTHS ENDED             MONTHS ENDED       MONTHS ENDED
                           OCTOBER 31, 1999     OCTOBER 31, 1999         OCTOBER 31, 1998    OCTOBER 31, 1998
                           ----------------     ----------------         ----------------    ----------------
Net Sales                    $4,018,093           $1,581,773                $1,655,526           $3,283,782
Other Income                        221               10,824                       143               31,751
                             ----------           ----------                ----------           ----------
Cost of Goods Sold           $4,018,314           $1,592,597                $1,655,669           $3,315,533

Gross Profit                  2,973,928            1,273,208                 1,244,649            2,406,527
                             ----------           ----------                ----------           ----------
Selling, General &
Administrative Expense        1,044,386              319,389                   411,020              909,006

Interest                        977,900              451,056                   428,711              944,766

Net Income (Loss)
Before Taxes                     55,924               17,538                    36,181               35,990
                             ----------           ----------                ----------           ----------
Provision for Taxes           1,033,824              468,594                   464,892              980,756

Net Income (Loss)                10,562             (149,205)                  (53,872)             (71,750)

Income (Loss) Per
Common Share                          0              (30,745)                  (25,774)                   0
                             ----------           ----------                ----------           ----------
Weighted Average No.
of Common Shares
Outstanding                  $   10,562          ($  118,460)              ($   28,098)         ($   71,750)
                             ==========           ==========                ==========           ==========
Cash Dividends Per
Common Share                       0.00                (0.03)                    (0.01)               (0.02)

                              4,418,258            4,418,258                 4,418,258            4,418,258

                                   NONE                 NONE                      NONE                 NONE

See Accompanying Notes to Consolidated Condensed Financial Statements

                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                            For the Six          For the Six
                                                                            Months Ended         Months Ended
                                                                          October 31, 1999    October 31, 1998
                                                                          ----------------    ----------------
Operating Activities
Net income (loss)                                                             $   10,562          $(   71,750)

Adjustments to Reconcile Net Income
to Net Cash Provided (Used for)
Depreciation and Amortization                                                     13,794               26,485

Changes in Assets and Liabilities:
(Increase) decrease in:
     Accounts Receivable                                                         365,093             (530,908)
     Inventory                                                                (1,333,639)            (790,158)
     Prepaid Expenses                                                           (505,961)            (617,962)
     Prepaid Taxes                                                                (3,822)               5,915
     Security Deposits                                                            12,612               (4,750)
Increase (decrease) in:
     Accounts Payable and Accrued Expenses                                       400,448              678,255
     Income Taxes Payable                                                              0              (79,422)
                                                                              ----------          -----------
                          Net Cash - Operating Activities                     (1,040,913)          (1,384,295)

Investing Activities:
Purchase of Property and Equipment                                                (4,575)             (10,150)

Financing Activities:
Proceeds from Banker's Acceptances                                               375,000              400,000
Loans from Related Party                                                         600,000
                                                                              ----------          -----------
                           Net Cash - Financing Activities                       975,000              400,000
                                                                              ----------          -----------
Increase (decrease) in Cash and Equivalents                                      (70,488)            (994,445)

Cash and Cash Equivalents, Beginning of Period                                   109,514            1,575,248
                                                                              ----------          -----------
Cash and Cash Equivalents, End of Period                                      $   39,026          $   580,803
                                                                              ==========          ===========


See Accompanying Notes to Consolidated Financial Statements.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            FOR THE SIX-MONTH PERIODS ENDED OCTOBER 31, 1999 AND 1998
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The Consolidated Condensed Balance Sheet as of October 31, 1999 and the related Consolidated Condensed Statements of Operations and Consolidated Condensed Statements of Cash Flows for the six-month periods ended October 31, 1999 and 1998 are unaudited. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of such financial statements have been made.

The April 30, 1999 Balance Sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-K. The results of operations for the six-month period ended October 31, 1999 are not necessarily indicative of the operating results for the entire year.

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

                                                               Continued.....
                                      -5-

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            FOR THE SIX-MONTH PERIODS ENDED OCTOBER 31, 1999 AND 1998
                                   (UNAUDITED)
                                   (CONTINUED)

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

                                                             Continued....
                                      -6-

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             FOR THE SIX-MONTH PERIODS ENDED OCTOBER, 1999 AND 1998
                                   (UNAUDITED)
                                   (CONTINUED)

3.       Inventories

         The inventories consist of finished goods.

4.       Debt Financing:

         On April 30, 1998 the Company entered into a credit agreement with Chase Manhattan Bank ("Chase") for maximum borrowing of $1,500,000 in the form of letters of credit and bankers acceptances. The agreement also provided for a security interest in the inventory and notes and accounts receivables of the Company. In addition, the agreement provides for the personal guarantee of the President and major shareholder of the Company in the amount of $250,000. As of October 31, 1999, the Company's aggregate balance of $1,790,435 consisted of $1,225,000 in bankers acceptances and $565,435 of outstanding letters of credit. The bankers acceptances were discounted at 6.25% per annum.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        SIX MONTHS ENDED OCTOBER 31, 1999
                AS COMPARED TO SIX MONTHS ENDED OCTOBER 31, 1998

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

                                                             Continued.....
                                      -8-

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        SIX MONTHS ENDED OCTOBER 31, 1999
                AS COMPARED TO SIX MONTHS ENDED OCTOBER 31, 1998
                                   (CONTINUED)

RESULTS OF OPERATIONS

Statements contained herein which are not historical facts are forward-looking statements. Forward looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, the Company's ability to complete development and then market its products and competitive factors and other risk factors detailed herein.

Sales for the six months ended October 31,1999, increased by $734,000 or 22.4% to $ 4,018,000 from $3,284,000 for the six months ended October 31, 1998. During the six months ended October 31, 1999, sales to Kohl's Department Stores and Meijer, Inc. increased by $566,000 and $230,000, respectively.

The Company's gross profit $1,044,000 for the six months ended October 31, 1999 was $135,000 higher than the gross profit of $909,000 for the six months ended October 31, 1998. This was primarily the result of the increased sales volume.

Operating expenses, exclusive of interest expense, for the six months ended October 31, 1999 were $33,000 higher than the six months ended October 31, 1998. This increase is represented approximately by changes in the following expenses:

                                                               Increase
                                                              (Decrease)
                                                              ----------
Research and Development                                       ($  7,000)
Shipping Fees                                                   $ 28,000
Sales representative Commissions                                $ 20,000
Advertising and Promotion                                      ($  8,000)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        SIX MONTHS ENDED OCTOBER 31, 1999
                AS COMPARED TO SIX MONTHS ENDED OCTOBER 31, 1998
                                   (CONTINUED)

Research and development expenditures decreased by $7,000 because of a decrease in product development consulting expenditures. Shipping fees and sales representative commissions increased due to the increased sale volume by $28,000 and $20,000, respectively. Advertising and promotion expenses decreased by $8,000 due to decreased expenditures for promotional materials.

Interest expense for the six months ended October 31, 1999 increased by $20,000 due to increased borrowing on the Company's bank credit line.

The following table sets forth the results of operations for the periods discussed above:

                                         SIX MONTHS               SIX MONTHS
                                           ENDED                    ENDED
                                      OCTOBER 31,1999          OCTOBER 31, 1999

Net Sales                                4,018,000                3,284,000
Other Income                                     0                   32,000
                                         ---------                ---------
                                         4,018,000                3,316,000
Costs of Goods Sold                      2,974,000                2,407,000
                                         ---------                ---------

Gross profit                             1,044,000                  909,000

Operating Expenses                         978,000                  945,000
Interest                                    56,000                   36,000
                                         ---------                ---------
                                         1,034,000                  981,000
                                         ---------                ---------
Pretax Profit (Loss)                        10,000                  (72,000)


The Company's pretax profit of $10,000, for the six months ended October 31, 1999, represents an $82,000 increase over the pretax loss of $72,000 for the six months ended October 31, 1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        SIX MONTHS ENDED OCTOBER 31, 1999
                AS COMPARED TO SIX MONTHS ENDED OCTOBER 31, 1998
                                   (CONTINUED)

Liquidity and capital Resources

During the six months ended October 31, 1999, cash used by operating activities amounted to $1,041,000. This was the result of increases in inventory and prepaid expenses of $1,334,000 and $506,000, respectively. These uses of cash were offset by net income, a decrease in accounts receivable and an increase in accounts payable and accrued expenses of $10,000, $365,000 and $400,000, respectively.

Investing activities used cash of $4,575 for molds.

Financing activities provided cash of $975,000.

Pursuant to an unwritten understanding, Achim Importing, Inc. ("Achim") a company owned by Morton B. Grossman, President of the Company, makes its lines of credit available to the Company which will enable it to finance the purchases of its inventory from overseas suppliers. Also, from time to time Achim will purchase the products directly from the manufacturer and resell them to the Company with out markup. In addition, Achim will from time to time, loan funds to the Company for working capital. The Company believes that current levels of inventory, accounts receivable, the Chase Manhattan credit line, the availability of Achim's credit line to finance the Company's purchase of inventory and working capital loans from Achim, will be sufficient to finance its operations for the next twelve months.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        SIX MONTHS ENDED OCTOBER 31, 1999
                AS COMPARED TO SIX MONTHS ENDED OCTOBER 31, 1998
                                   (CONTINUED)

YEAR 2000 COMPLIANCE

Pursuant to a warehousing agreement with Achim Importing Co.Inc., ("Achim") which is wholly owned by Morton B. Grossman, the Company's Chairman and President, the Company relies exclusively on Achim's software and operating systems for operations, financial accounting systems and various other administrative functions. Achim has assured the Company that it is has reviewed its computer systems to identify those areas that could be adversely affected by Year 2000 software failures and has taken the appropriate steps to avoid Year 2000 problems. Currently, the Company cannot predict the effect of the Year 2000 problem on entities with which it transacts business and there can be no assurance it will not have a material adverse impact on the Company's business, financial condition, results of operations or cash flows.

SEASONALITY AND INFLATION

The Company's business is highly seasonal with higher sales typically in the second and third quarter of the fiscal year as a result of shipments of merchandise related to the holiday season.

Management does not believe that the effects of inflation will have material impact on the Company, nor is it aware of changes in prices of material or other operating costs or in the selling price of its products and services that will materially affect the Company's profits. Statements contained herein which are not historical facts are forward looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, the Company's ability to complete development and then market its products and competitive factors and other risk factors detailed herein.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       THREE MONTHS ENDED OCTOBER 31, 1999
               AS COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1998
                                   (CONTINUED)

Sales for the three months ended October 31, 1999 increased by $74,000 or 5% to $1,656,000 from $1,582,000 for the three months ended October 31, 1998.

The Company's gross profit of $411,000 for the three months ended October 31, 1999 was $91,000 more than the gross profit of $320,000 for the three months ended October 31, 1998. This increase was the result of the increased sales and sales of merchandise with a higher gross profit.

Operating expenses for the three months ended October 31, 1999 were $22,000 less than the three months ended October 31, 1998. This decrease is represented approximately by changes in the following expenses:

                                                      Increase
                                                     (Decrease)

Research and Development                             ($18,000)
Salesmen Salaries                                     $13,000
Insurance                                            ( $7,000)
Travel and Entertainment                             ($11,000)

Research and Development expenditures decreased by $18,000 because of a decrease in product development consulting expenditures. Salesmen salaries increased by $13,000 because an additional sales person was added. Insurance costs declined by approximately $7,000 due to reduced premiums. Travel and entertainment expenditures decreased by $11,000.

Interest expense for the three months ended October 31, 1999, increased by $18,000 due to increased borrowing on the Company's bank credit line.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       THREE MONTHS ENDED OCTOBER 31, 1999
               AS COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1998
                                   (CONTINUED)

The company's pretax loss of $54,000 represents an approximate $95,000 change from a pretax loss of $149,000 for the three months ended October 31, 1998.

The following table sets forth the results of operations or the periods discussed above:

                                         THREE MONTHS         THREE MONTHS
                                            ENDED                ENDED
                                       OCTOBER 31, 1999     OCTOBER 31,1998

NET SALES                                 $1,656,000           $1,582,000
OTHER INCOME                                       0               11,000
                                          ----------           ----------
                                           1,656,000            1,593,000
COSTS OF GOODS SOLD                        1,245,000            1,273,000
                                          ----------           ----------
GROSS PROFITS                                411,000              320,000

OPERATING EXPENSES                           429,000              451,000
INTEREST                                      36,000               18,000
                                          ----------           ----------
                                             465,000              469,000
                                          ----------           ----------
PRETAX PROFIT (LOSS)                         (54,000)            (149,000)

                           Part II. Other Information

                                      None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           DYNAMIC INTERNATIONAL, LTD.


Date _________________     By ___________________________________________
                              William P. Dolan, Vice President, Finance