Form 10-Q
period 2000-01-31
DYNAMIC INTERNATIONAL LTD
filed 2000-03-16
CIK 1021097

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                  QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter ended January 31, 2000 Commission File Number 0-21475

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

                    58 Second Ave., Brooklyn, New York 11215
               -------------------------------------------------
               (Address of principal executive office)(Zip Code)

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

                                    Yes X No ____

 As of February 29,2000 , 4,418,258 shares of the Registrant's common stock par value $.001 were issued and outstanding.

Form 10-Q FQE 01/31/00                               dynamic international, ltd.

                      Consolidated Condensed Balance Sheets
                                   (Unaudited)

                                         January 31, 2000       April 30, 1999
Assets                                   ----------------       --------------

Current Assets
Cash                                        $    29,195          $   109,514
Accounts Receivable                           1,755,008            1,268,913
Inventory                                     3,953,377            2,444,460
Prepaid Expenses                                552,226              109,003
Prepaid and Refundable Income Taxes              36,188               31,640
                                            -----------          -----------
Total Current Assets                          6,325,994            3,963,530

Fixed Assets, at Cost, Less Accumulated
Depreciation                                     50,908               46,833
Security Deposits                                 1,000               13,612
                                            -----------          -----------
Total Assets                                $ 6,377,902          $ 4,023,975
                                            ===========          ===========
Liabilities and Shareholders' Equity

Current Liabilities

Notes Payable-Bank                           $1,075,000          $   850,000
Loans Payable - Related Party                   800,000                    0
Accounts Payable & Accrued Expenses,
  Non-related                                   828,218              757,821
Accounts Payable & Accrued Expenses,
  Related Party                               2,037,084              591,429
                                            -----------          -----------
                                              4,740,302            2,199,250
Shareholders' Equity

Common Stock                                      4,419                4,419
Additional Paid-In Capital                    4,869,796            4,869,796
Retained Earnings                            (3,236,612)          (3,049,487)
                                            -----------          -----------
Totals                                        1,637,603            1,824,728
Less Treasury Stock                                  (3)                  (3)
                                            -----------          -----------
Total Shareholders' Equity                    1,637,600            1,824,725
                                            -----------          -----------
Total Liabilities & Shareholders' Equity    $ 6,377,902          $ 4,023,975
                                            ===========          ===========

See Accompanying Notes to Consolidated Condensed Financial Statements.

Form 10-Q FQE 1/31/00                                dynamic international, ltd.

                 Consolidated Condensed Statements of Operations
                                   (Unaudited)

                      For the Nine         For the Three         For the Nine            For the Three
                      Months Ended         Months Ended          Months Ended            Months Ended
                   January 31, 2000      January 31, 2000      January 31, 1999        January 31, 1999
                   ----------------      ----------------      ----------------        ----------------
Net Sales             $6,845,566            $2,827,473           $4,783,849               $1,500,067
Other Income                 311                    90               35,123                    3,372
                      ----------            ----------           ----------               ----------
                      $6,845,877            $2,827,563           $4,818,972               $1,503,439
                      ----------            ----------           ----------               ----------
Cost of Goods Sold     5,275,007             2,301,079            3,631,167                1,224,640
                      ----------            ----------           ----------               ----------
Gross Profit           1,570,870               526,484            1,187,805                  278,799

Selling, General &
Administrative
Expense                1,673,532               695,632            1,436,750                  491,984

Interest                  84,463                28,539               60,369                   24,379
                      ----------            ----------           ----------               ----------
                       1,757,995               724,171            1,497,119                  516,363

Net Loss
Before Taxes            (187,125)             (197,687)            (309,314)                (237,564)

Provision for Taxes            0                     0                    0                        0
                      ----------            ----------           ----------               ----------
Net Loss              $ (187,125)           $ (197,687)          $ (309,314)              $ (237,564)
                      ==========            ==========           ==========               ==========
Loss Per
Common Share               (0.04)                (0.04)               (0.07)                   (0.05)

Weighted Average No.
of Common Shares
Outstanding            4,418,258             4,418,258            4,418,258                4,418,258

Cash Dividends Per
Common Share                NONE                  NONE                 NONE                     NONE

See Accompanying Notes to Consolidated Condensed Financial Statements.

Form 10-Q FQE 1/31/00                                dynamic international, ltd.

                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                              For the Nine        For the Nine
                                              Months Ended        Months Ended
                                             January 31, 2000   January 31, 1999
                                             ----------------   ----------------
Operating Activities
Net loss                                        ($ 187,125)        $ (309,314)

Adjustments to Reconcile Net Income
to Net Cash Provided (Used for)
Depreciation and Amortization                       21,754             39,728

Changes in Assets and Liabilities:
(Increase) decrease in:
     Accounts Receivable                          (486,095)          (472,845)
     Inventory                                  (1,508,917)        (1,185,000)

     Prepaid Expenses                             (443,223)          (926,322)
     Prepaid Taxes                                  (4,548)            (3,005)
     Security Deposits                              12,612             (4,750)
Increase (decrease) in:
     Accounts Payable and Accrued
       Expenses                                  1,516,052            763,712
     Income Taxes Payable                                0            (79,422)
                                                ----------         ----------
               Net Cash - Operating Activities  (1,079,490)        (2,177,218)

Investing Activities:
Purchase of Property and Equipment                ( 25,829)           (18,985)

Financing Activities:
Proceeds from Banker's Acceptances                 225,000            650,000
Loans from Related Party                           800,000
                                                ----------         ----------
               Net Cash - Financing Activities   1,025,000            650,000
                                                ----------         ----------
Increase (decrease) in Cash and Equivalents       ( 80,319)        (1,546,203)

Cash and Cash Equivalents, Beginning of Period     109,514          1,575,248
                                                ----------         ----------
Cash and Cash Equivalents, End of Period        $   29,195         $   29,045
                                                ==========         ==========

See Accompanying Notes to Consolidated Financial Statements.

Form 10-Q FQE 1/31/00                                dynamic international, ltd.

              Notes to Consolidated Condensed Financial Statements
           for the Nine-Month Periods Ended January 31, 2000 and 1999
                                   (Unaudited)

1.  Basis of Presentation

The Consolidated Condensed Balance Sheet as of January, 2000 and the related Consolidated Condensed Statements of Operations and Consolidated Condensed Statements of Cash Flows for the nine-month periods ended January 31, 2000 and 1999 are unaudited. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of such financial statements have been made.

The April 30, 1999 Balance Sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-K. The results of operations for the nine-month period ended January 31, 2000 are not necessarily indicative of the operating results for the entire year.

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

                                                                  Continued.....
                                      -5-

Form 10-Q FQE 1/31/00                                dynamic international, ltd.

                                   (Continued)
              Notes to Consolidated Condensed Financial Statements
           for the Nine-Month Periods Ended January 31, 2000 and 1999
                                   (Unaudited)

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

As part of the reorganization, the Company will continue to sell hand held and light exercise equipment and sports bags/luggage, all of which have a proven market acceptance. Management believes it can increase revenues by increasing its focus on direct response marketing. Therefore, it intends to develop plans to use infomercials to market these products. The Company adopted "fresh-start reporting" in accordance with Statement of Position ("SOP") 90-7 issued July 31, 1996 by the American Institute of Certified Public Accountants. SOP 90-7 calls for the adoption of fresh-start reporting if the reorganization value of the emerging entity immediately before the date of confirmation is less than the total of all post-Petition and allowed claims, and if holders of existing voting shares immediately before confirmation receive less than fifty percent of the voting shares of the emerging entity, both conditions of which were satisfied by the Company. Although the confirmation date was May 23, 1996, fresh-start reporting was adopted on July 31, 1996. There were no material fresh-start related adjustments during the period May 23, 1996 to July 31, 1996.

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


                                                                   Continued....

Form 10-Q FQE 1/31/00                                dynamic international, ltd.

                                   (Continued)
              Notes to Consolidated Condensed Financial Statements
           for the Nine-Month Periods Ended January 31, 2000 and 1999
                                   (Unaudited)

3.      Inventories

The inventories consist of finished goods.

4.      Debt Financing:

On April 30, 1998 the Company entered into a credit agreement with Chase Manhattan Bank ("Chase") for maximum borrowing of $1,500,000 in the form of letters of credit and bankers acceptances. The agreement also provided for a security interest in the inventory and notes and accounts receivables of the Company. In addition, the agreement provides for the personal guarantee of the President and major shareholder of the Company for the entire balance. As of January 31, 2000 the Company's aggregate balance of $1,522,710 consisted of $1,075,000 in bankers acceptances and $447,710 of outstanding letters of credit. The bankers acceptances were discounted at 7% per annum.

Form 10-Q FQE 01/31/00                               dynamic international, ltd.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                       Nine Months Ended January 31, 2000
                as Compared to Nine Months Ended January 31, 1999

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

                                                                  Continued.....

Form 10-Q FQE 1/31/00                                dynamic international, ltd.

                                   (Continued)
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                       Nine Months Ended January 31, 2000
                as Compared to Nine Months Ended January 31, 1999

Results of Operations

Statements contained herein which are not historical facts are forward-looking statements. Forward looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, the Company's ability to complete development and then market its products and competitive factors and other risk factors detailed herein.

Sales for the nine months ended January 31,2000, increased by $2,062,000 or 43.1% to $ 6,846,000 from $4,784,000 for the nine months ended January 31, 1999. During the nine months ended January 31, 2000, sales to Kohl's Department Stores, Meijer, Inc., Sears and BJ'S Wholesale Club increased by $1,008,000 , $385,000, $342,000 and $200,000, respectively.

The Company's gross profit of $1,571,000 for the nine months ended January 31, 2000 was $383,000 higher than the gross profit of $1,188,000 for the nine months ended January 31, 1999. This was primarily the result of the increased sales volume.

Operating expenses, exclusive of interest expense, for the nine months ended January 31, 2000 were $237,000 higher than the nine months ended January 31, 2000. This increase is represented approximately by changes in the following expenses:

                                                             Increase
                                                            (Decrease)
                                                            ----------
Research and Development                                   ($  4,000)
Shipping Fees                                               $104,000
Freight Out                                                ($  8,000)
Sales representative Commissions                            $ 92,000
Advertising and Promotion                                   $ 24,000
Legal Fees                                                  $ 74,000
Insurance                                                  ($ 13,000)
Amortization of Reorganization Value                       ($  9,000)
Depreciation                                               ($  9,000)
Reorganization Expense                                     ($  6,000)

Form 10-Q FQE 01/31/00                               dynamic international, ltd.

                                   Continued
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                       Nine Months Ended January 31, 2000
               as Compared to Nine Months Ended January 31, 1999

Research and development expenditures decreased by $4,000 because of a decrease in product development consulting expenditures. Shipping fees and sales representative commissions increased due to the increased sales volume by $104,000 and $92,000, respectively. Freight out costs decreased by $8,000. Advertising and promotion expenses increased by $24,000 due to increased sales of the Company's Jeep licensed products for which the Company is obligated to pay one percent of sales as advertising to Daimler Chrysler Inc.. Legal fees increased by approximately $74,000.The increase in legal fees is related to the Company's defense against a patent infringement complaint filed by a competitor. Insurance costs declined by approximately $13,000 due to reduced premiums. Amortization of Reorganization Value decreased by $9,000 because the intangible asset was written off as of April 30,1999. Depreciation expense decreased by $9,000.Reorganization expense decreased by $6,000.

Interest expense for the nine months ended January 31, 2000 increased by $24,000 due to increased borrowing on the Company's bank credit line.

The following table sets forth the results of operations for the periods discussed above:

                                      Nine Months              Nine Months
                                         Ended                    Ended
                                    January 31, 2000         January 31, 1999
                                    ----------------         ----------------
Net Sales                              $6,846,000               $4,784,000
Other Income                                    0                   35,000
                                       ----------               ----------
                                        6,846,000                4,819,000
Costs of Goods Sold                     5,275,000                3,631,000
                                       ----------               ----------
Gross profit                            1,571,000                1,188,000

Operating Expenses                      1,674,000                1,437,000
Interest                                   84,000                   60,000
                                       ----------               ----------
                                        1,758,000                1,497,000
                                       ----------               ----------
Pretax Loss                           ($  187,000)             ($  309,000)
                                       ==========               ==========

The Company's pretax loss of $187,000, for the nine months ended January 31, 2000, represents an $122,000 change from the pretax loss of $309,000 for the nine months ended January 31, 2000.

Form 10-Q FQE 10/31/99                               dynamic international, ltd.

                                   Continued
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                       Nine Months Ended January 31, 2000
               as Compared to Nine Months Ended January 31, 1999

Liquidity and capital Resources

During the nine months ended January 31, 2000, cash used by operating activities amounted to $1,079,000. This was approximately the result of increases in accounts receivable, inventory and prepaid expenses of $486,000 , $1,509,000 and $443,000 respectively. These uses of cash were offset by an increase in accounts payable and accrued expenses of $1,516,052.

Investing activities used cash of $4,575 for molds and $21,254 for the purchase of an automobile for a salesman.

Financing activities provided cash of $1,025,000.

Pursuant to an unwritten understanding, Achim Importing, Inc. ("Achim") a company owned by Morton B. Grossman, President of the Company, makes its lines of credit available to the Company, which will enable it to finance the purchases of its inventory from overseas suppliers. Also, from time to time Achim will purchase the products directly from the manufacturer and resell them to the Company with out markup. In addition, Achim will from time to time, loan funds to the Company for working capital. The Company believes that current levels of inventory, accounts receivable, the Chase Manhattan credit line, the availability of Achim's credit line to finance the Company's purchase of inventory and working capital loans from Achim, will be sufficient to finance its operations for the next twelve months.

Form 10-Q FQE 01/31/00                               dynamic international, ltd.

                                   Continued
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                       Nine Months Ended January 31, 2000
               as Compared to Nine Months Ended January 31, 1999

Seasonality and Inflation

The Company's business is highly seasonal with higher sales typically in the second and third quarter of the fiscal year as a result of shipments of merchandise related to the holiday season.

Management does not believe that the effects of inflation will have material impact on the Company, nor is it aware of changes in prices of material or other operating costs or in the selling price of its products and services that will materially affect the Company's profits. Statements contained herein, which are not historical facts, are forward looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, the Company's ability to complete development and then market its products and competitive factors and other risk factors detailed herein.

Form 10-Q FQE 01/31/00                               dynamic international, ltd.

                                   Continued
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                      Three Months Ended January 31, 2000
               as Compared to Three Months Ended January 31, 1999

Sales for the three months ended January 31, 2000 increased by $1,327,000 or 88.5% to $2,827,000 from $1,500,000 for the three months ended January 31,2000.

The Company's gross profit of $526,000 for the three months ended January 31, 2000 was $247,000 more than the gross profit of $279,000 for the three months ended January 31, 1999. This increase was the result of the increased sales volume.

Operating expenses for the three months ended January, 2000 were $203,000 higher than the three months ended January 31, 1999. This increase is represented approximately by changes in the following expenses:

                                                     Increase
                                                    (Decrease)
                                                    ----------
Shipping fees                                         $79,000
Sales Commission                                      $72,000
Legal Fees                                            $63,000
Insurance                                            ($10,000)

Shipping fees and sales commissions increased by $79,000 and $72,000 respectively because of the increase in sales .Legal fees increased by $63,000.The increase in legal fees is related to the Company's defense against a patent infringement complaint filed by a competitor. Insurance costs declined by approximately $10,000 due to reduced premiums.

Interest expense for the three months ended January, 2000, increased by $5,000 due to increased borrowing on the Company's bank credit line.

Form 10-Q FQE 01/31/00                               dynamic international, ltd.

                                    Continued
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                       Three Months Ended January 31,2000
               as Compared to Three Months Ended January 31, 1999

The company's pretax loss of $198,000 represents an approximate $40,000 change from a pretax loss of $238,000 for the three months ended January 31, 1999.

The following table sets forth the results of operations or the periods discussed above:

                                         Three Months            Three Months
                                             Ended                   Ended
                                       January 31, 2000        January 31, 1999
                                       ----------------        ----------------
Net Sales                                 $2,827,000               $1,500,000
Other Income                                       0                    3,000
                                          ----------               ----------
                                           2,827,000                1,503,000
Costs of Goods Sold                        2,301,000                1,224,000
                                          ----------               ----------
Gross Profit                                 526,000                  279,000

Operating Expenses                           695,000                  492,000
Interest                                      29,000                   24,000
                                          ----------               ----------
                                             724,000                  516,000
                                          ----------               ----------
Pretax Loss                              ($  198,000)             ($  237,000)
                                          ==========               ==========

Form 10-Q FQE 01/31/00                               dynamic international, ltd.

                           Part II. Other Information

                                      None

Form 10-Q FQE 01/31/00                               dynamic international, ltd.

                                   Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DYNAMIC INTERNATIONAL, LTD.

Date                               By /s/ William P. Dolan
                                      -----------------------------------------
                                      William P. Dolan, Vice President, Finance