Form 10-K
period 2000-04-30
DYNAMIC INTERNATIONAL LTD
filed 2000-07-20
CIK 1021097

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For Fiscal Year ended April 30, 2000            Commission File Number 0-21475

                           DYNAMIC INTERNATIONAL, LTD.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                Nevada                                        93-1215401
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
           or organization)                              Identification Number)

58 Second Avenue, Brooklyn, New York                            11215
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                      Zip Code)

  Registrant's telephone number, including Area Code:       (718) 369-4160
                                                       -----------------------

                    Securities registered pursuant to Section
                               12(b) of the Act:
                                      None
                    ----------------------------------------

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

                                                      Yes [ X ]      No [  ]

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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) under the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.
                                                            Yes [ X ] No [  ]

The aggregate market value of voting stock held by non-affiliates of the Registrant :was $393,786 on July 13, 2000.

The number of shares outstanding of Registrant's Common Stock as of July 13, 2000: 4,418,258

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

GENERAL

Dynamic International Ltd. A Nevada corporation ("DIL") is engaged in the design and marketing of sports bags and luggage, which are marketed primarily under the licensed name JEEP(TM) and under its own names Santa Fe(TM), Polaris Expedition(TM) and SPORTS GEAR(TM). In addition, it has been engaged in the design, marketing and sale of a diverse line of hand exercise and light exercise equipment, including hand grips, running weights, jump ropes and aerobic steps and slides. It marketed these products under the licensed trademarks SPALDING(TM) and KATHY IRELAND(TM) as well as under its own trademarked name SHAPE SHOP(TM). Under an agreement dated in June 2000, the Company agreed to sell its inventory of exercise products, excluding the Spalding(TM) Rotaflex(TM), and entered into an agreement not to sell any product that would compete with the items sold for a period of five years. SEE Item 3 LEGAL PROCEEDINGS. The Company's objective is to become a designer and marketer of goods that are associated with a free-spirited lifestyle and leisure time.

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

In addition to a credit line from The Chase Manhattan Bank ("Chase"), the Company has received substantial financial support from Achim Importing Co.("Achim"). Achim is wholly owned by Marton B. Grossman, the Chairman and President of the Company.

In June of 2000, the Company discontinued the Chase credit line and Mr. Grossman, the sole shareholder, director and officer of Achim, informed the Company of his willingness to commit additional resources for fiscal year 2001, in an amount not to exceed $2,000,000, in order to provide possible continued financial support to the Company on an as needed basis.

PRODUCTS

SPORTS BAGS/LUGGAGE - The Company's line of sports bags/luggage consists primarily of duffle bags, weekend bags, garment bags, suitcases, pilot cases and flight attendant wheeled cases. Some of the models are equipped with wheels and/or retractable handles.

EXERCISE EQUIPMENT - Under an agreement dated in June 2000, the Company agreed to sell its inventory of exercise products, excluding the Spalding(TM) Rotaflex(TM), and entered into an agreement not to sell any product that would compete with the items sold for a period of five years. SEE Item 3 LEGAL PROCEEDINGS.

The Company has obtained the exclusive right to manufacture, distribute and sell a hand held, portable total home gym product. This product will be sold under the trademark SPALDING(TM) Rotaflex(TM). See Intellectual Property - License Agreements - Rotaflex.

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

DESIGN AND DEVELOPMENT

The Company has been granted a number of design patents with respect to certain of its products. See "Intellectual Property--License Agreements". The Company employs a designer on a full-time basis for the design of its sports bags/luggage products. During the most recent fiscal year the Company spent approximately $196,000 on design activities, including fees to designers and patent attorneys. The Company may, from time to time, utilize the services of consultants for product and package design.

Most of the Company's products are manufactured in Indonesia, Thailand, Sri Lanka and China which in the most recent fiscal year accounted for approximately 45%, 14% ,14% and 10%, respectively of the Company's products. In addition the Company's products are manufactured in the Taiwan, USA, Hong Kong and the Philippines. Orders for sports bags/luggage, which for the most part are produced in Indonesia, Sri Lanka and Thailand usually require a period of 90 to 120 days before they are shipped. The Company ordinarily has its products manufactured based on purchase orders and it has no long term relationships with any of its manufacturers. The Company believes that, if necessary, it will be able to obtain its products from firms located in other countries at little if any additional expense. As a consequence, the Company believes that an interruption in deliveries by a manufacturer located in a particular country will not have a material adverse impact on the business of the Company. Nevertheless, because of political instability in a number of the supply countries, occasional import quotas and other restrictions on trade or otherwise, there can be no assurance that the Company will at all times have access to a sufficient supply of merchandise.

SALES AND MARKETING

The Company sells its products on a wholesale basis only. Most of its products are sold to discount stores, mass merchants and sporting goods stores. For the fiscal year ended April 30, 2000, Kohl's, Sears and K-Mart accounted for 26%, 20% and 12%, respectively, of the Company's revenue. No other customer accounted for more than 10% of the Company's revenues. For the fiscal year ended April 30, 2000, sales of the Company's sports bags/luggage products accounted for approximately 76% of the Company's revenues while approximately 24% of the Company's revenues were derived from the sales of related exercise equipment.

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

In addition, on a small scale, the Company markets existing products to retailers for resale under their own private labels. The Company delivers to Kohl's Department stores and Sears Roebuck. Although the scope of this marketing effort is currently limited, the Company intends to expand the number of private label transactions. No assurance can be given that its efforts in this area will be successful. The Company has made substantial progress with large customers for sales of the sports bags/luggage line. During the fiscal year ended April 30, 2000, sales of sports bags/luggage products to Kohl's Department Stores and Meijer Inc. increased by approximately $1,374,000 and $474,000, respectively. In addition, the Company has been successful in selling a new JEEP "Extreme Collection" to more exclusive fine luggage specialty stores.

The Company has entered into an agreement dated June 15,1999 with Power Point International Ltd. to advertise and market the Spalding licensed exercise products on Latin American television, The main focus will be on Spalding(TM) Rotaflex(TM) hand held portable home gym. The Company has also hired a consultant to help it to efficiently enter the Latin American market.

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

Under an agreement dated in June 2000, the Company agreed to sell its inventory of exercise products, excluding the Spalding(TM) Rotaflex(TM), and entered into an agreement not to sell any product that would compete with the items sold for a period of five years. SEE Item 3 LEGAL PROCEEDINGS.

INTELLECTUAL PROPERTY--LICENSE AGREEMENTS

The Company owns a number of trademarks, including Santa Fe(TM) and Polaris Expedition(TM).

     LICENSE AGREEMENTS - The Company sells a number of its products under licensed names. The Company has entered into licensee agreements which provide for the grant of licenses to the Company and the payment of royalties by the Company, as follows:

     JEEP - Under an agreement dated January 8, 1993, as amended by letter amendment dated January 9, 1996, between the Company and the Daimler Chrysler Corporation (as so amended, the "Jeep Agreement"), the Company was granted the exclusive license to use the names JEEP, WRANGLER and RENEGADE in connection with the manufacture, sale and distribution of sports bags/luggage products. The current expiration date of the Jeep Agreement is December 31, 2002.

     SPALDING --Under an agreement dated October 1, 1997, between the Company and Spalding & Evenflo Companies Inc., the Company was granted the exclusive right to use the name Spalding in connection with the sale and distribution of hand held exercise products. The agreement as renewed will expire September 30, 2001.

     Under an agreement dated in June 2000, the Company agreed to sell its inventory of exercise products, excluding the Spalding Rotaflex, and entered into an agreement not to sell any product that would compete with the items sold for a period of five years. SEE Item 3 LEGAL PROCEEDINGS.

     KATHY IRELAND -- Under an agreement with Kathy Ireland, Inc., dated December 22, 1994, Ms. Ireland approves and endorses certain exercise equipment designed and manufactured by the Company. Under the agreement, the Company has the right to use her name in connection with the equipment and Ms. Ireland will make appearances to promote such equipment. In addition, the Company has the right to use her photograph and likeness in connection with the sale of the equipment. The agreement, which expired in June 1998, has been renewed until June 2000. Under an agreement dated in June 2000, the Company agreed to sell its inventory of exercise products, excluding the Spalding Rotaflex,and entered into an agreement not to sell any product that would compete with the items sold for a period of five years. SEE Item 3 LEGAL PROCEEDINGS.

     FREEZY-BAG/FREEZYGEL -- Under an agreement dated November 1, 1996, between New Century Marketing & Distributors, Inc. and a wholly-owned subsidiary of the Company, the Company obtained the exclusive rights to a patented technology as well as to the trademarked names FREEZY-BAG and FREEZYGEL. The technology has the ability to cool foods and other products and is used in the wrapping of such products. The agreement, as renewed, expired on December 31,1999. The Company is in the process of negotiating an extension of the agreement.

     ROTAFLEX -- Under an agreement dated December 17, 1997 with Connelly Synergy Systems LLC, the Company has obtained the exclusive right to manufacture, distribute and sell a hand held portable total home gym product to be sold under the trademark Spalding(TM) Rotaflex(TM). The agreement is scheduled to expire on December 31, 2007, and is renewable for an additional five years.

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

In consideration for these services, Achim receives an annual fee calculated as a percentage of the Company's invoiced sales originating at the warehouse ranging from 4% of invoiced sales under $30 million to 3% for sales of $60 million or more. For sales not originating at the warehouse, Achim receives a service fee in the amount of 1.5% of the Company's invoiced sales to customers and accounts located in the United States if payment is made by letter of credit and 1% if such customers and accounts are located outside the United States, irrespective of manner of payment.

In addition, under the Warehousing Agreement, Achim provides warehousing services consisting of receiving, shipping and storing of the Company's merchandise. The Company pays Achim a monthly fee of 3% of its invoiced sales originating at the warehouse in connection with these warehousing services performed by Achim under the Warehousing Agreement. As part of this agreement the Company applies on offset for certain shared expenses.

The Warehousing Agreement has a term of two years and is automatically renewable for additional one-year periods unless written notice of termination is given at least six months prior to the commencement of a renewal period. During the fiscal year ended April 30, 2000, the Company charged operations approximately $410,000 in fees.

Achim is wholly owned by Marton B. Grossman, the Company's Chairman and President. The Company has received substantial support from Achim. In June of 2000, the Company discontinued the Chase credit line and Mr. Grossman, the sole shareholder, director and officer of Achim, informed the Company of his willingness to commit additional resources for fiscal year 2001, in an amount not to exceed $2,000,000, in order to provide possible continued financial support to the Company on an as needed basis. The Company believes that the terms of the Warehousing Agreement with Achim are at least as favorable as would have been obtained from an unaffiliated third party.

EMPLOYEES

As of June 30, 2000, the Company employed 9 persons, of whom four were executive officers, one was engaged in administrative and clerical activities, two were engaged in sales and two were involved in warehousing and shipping. None of the Company's employees is represented by a union and no work stoppages have occurred.

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

ITEM 3.  LEGAL PROCEEDINGS

On July 29,1999,Bollinger Industries filed a complaint in the US District Court for the Northern District of Texas. The complaint alleged infringement of three patents by the Company with respect to one of its exercise steps. Under a settlement agreement dated June 2,2000,in exchange for Bollinger's agreement to dismiss the complaint, the Company agreed to sell its inventory of exercise products, excluding the Spalding Rotaflex, and entered into an agreement not to sell any product that would compete with the items sold for a period of five years. The sale of the inventory occurred on June 12,2000 and the Bollinger complaint against the Company was dismissed on June 12, 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

                           Fiscal                High         Low
Security/Symbol            Quarter               Bid          Bid
---------------            -------               ---          ---
Units/DYNIU             July 31, 1998           5.625        4.625
                        October 31, 1998        5.062        0.625
                        January 31,1999         1.250        0.438
                        April 30,1999           0.438        0.250
                        July 31,1999            0.250        0.1563
                        October 31,1999         0.156        0.050
                        January 31,2000         0.050        0.030
                        April 30,2000           0.375        0.040


Common Stock/DYNI(1)    July 31, 1998           2.000        2.000
                        October 31, 1998        1.000        0.051
                        January 31,1999         0.578        0.290
                        April 30,1999           0.330        0.125
                        July 31,1999            0.125        0.125
                        October 31,1999         0.125        0.040
                        January 31,2000         0.040        0.031
                        April 30,2000           1.0612       0.040

A Warrants/DYNIW (2)    October 31, 1998        0.038        0.013
                        January 31,1999         0.013        0.013
                        April 30,1999           0.031        0.031
                        July 31,1999            0.031        0.031
                        October 31,1999         0.031        0.010
                        January 31,2000         0.010        0.005
                        April 30,2000           0.005        0.005

B Warrants/ DYNIZ (3)

                       (1) No quotes were posted to the OTC Bulletin Board for this security until July 1998.

                       (2) No quotes were posted to the OTC Bulletin Board for
                        this security until August 1998.These securities expired on June 12,2000.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table summarizes certain financial data which were derived from the more detailed financial statements included herein. Effective August 8, 1996, the Company emerged as the surviving entity in a merger with DCL. The balance sheet of the combined entity was substantially similar to that of DCL immediately prior to the merger. As a consequence, the financial data of the Company for the reporting periods July 31, 1996 and prior consist of those of DCL.

                         REORGANIZED       REORGANIZED       REORGANIZED        REORGANIZED     PREDECESSOR
                         COMPANY *1        COMPANY *1        COMPANY *1         COMPANY *1        COMPANY
                        -------------      ------------     ------------        -----------     ------------
                       12 MONTHS ENDED   12 MONTHS ENDED   12 MONTHS ENDED    9 MONTHS ENDED  3 MONTHS ENDED   12 MONTHS ENDED
                           04/30/00          04/30/99          04/30/98           04/30/97        07/31/96          04/30/96
                       -------------      ------------     ------------       -----------       ------------      -----------
NET SALES              $  8,686,451       $  6,632,837       $ 8,001,138       $ 7,492,729        $1,983,164       $7,151,715
                       ------------       ------------     ------------       -----------       ------------      -----------
NET INCOME
(LOSS)
FOR YEAR                ($1,371,203)       ($3,333,725)      $   128,951       $    10,082          ($76,364)      $6,945,299
                       ------------       ------------     ------------       -----------       ------------      -----------
NET INCOME
(LOSS)
PER SHARE                     (0.31)             (0.75)             0.03             0.003
                       ------------       ------------     ------------       -----------       ------------      -----------
SELECTED
BALANCE SHEET
DATA WORKING
CAPITAL (DEFICIT)           396,914          1,764,280         4,919,226            (9,901)                          (293,884)
                       ------------       ------------     ------------       -----------       ------------      -----------
TOTAL
ASSETS                    5,328,303          4,023,975         5,715,417         4,831,122                          4,253,396
                       ------------       ------------     ------------       -----------       ------------      -----------
LONG TERM
OBLIGATIONS
INCLUDING CAPITALIZED
LEASE
OBLIGATIONS                       0                  0                 0           215,254                             23,965
                       ------------       ------------     ------------       -----------       ------------      -----------


         (1) Due to the reorganization of the Company in August of 1996, operating results and earnings per share of the reorganized company may not be comparable to those of the predecessor company.

         (2) In 1994, the Company added a new line of products consisting primarily of treadmills and ski machines. Sales of these products began in June 1994. Total sales of these products amounted to approximately $24,000,000 from June 1, 1994 to August 23, 1995, when the Company filed a Chapter 11 petition. Approximately 73% of these products were shipped directly to customers. Due to serious manufacturing defects and poor construction of the Company's products delivered by the Company's manufacturers, primarily located in the People's Republic of China, the Company was forced to allow substantial chargebacks by its customers. Although, pursuant to a written agreement, one of the manufacturers acknowledged the defects and agreed to pay for returns and to provide replacement goods at no cost, it breached this agreement soon thereafter. As a result, during April 1995, the Company issued credits to customers in the aggregate amount of approximately $5,000,000 for the fiscal year ended April 30, 1995. The Company issued an additional $3,211,000 in credits from defective merchandise during the fiscal year ended April 30, 1996. In May 1996, the Company's Plan was approved by the Bankruptcy Court. During July and August 1996, the Company satisfied its obligations under the Plan through cash payments and the issuance of common stock.

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

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED APRIL 30, 2000 COMPARED TO THE FISCAL YEAR ENDED APRIL 30, 1999.

Sales for the fiscal year ended April 30, 2000,increased by $2,053,000 or 31% to $8,686,000 from $6,633,000 for the fiscal year ended April 30, 1999. During the fiscal year ended April 30, 2000, sales to Kohl's Department Stores, Meijer Inc. and Ross Stores increased by approximately $1,373,000, $454,000 and $308,000, respectively.

The Company's gross profit of $1,748,000 for the fiscal year ended April 30, 2000 was $687,000 higher than the gross profit of $1,061,000 for the fiscal year ended April 30,1999.This increase was primarily the result of the increased revenues and reduced levels of promotional and other allowances granted to major customers. During the quarter ended April 30, 2000, the sales allowance (offset to sales) increased by $274,000 due to an increase in sales and promotional allowances for customers which occurred in the quarter ended April 30, 2000. Inventory write down adjustments increased by $215,000 due primarily to the write down of the inventory sold to Bollinger Industries under an agreement negotiated in the quarter ended April 30, 2000.

Operating expenses, exclusive of interest expense, of $3,149,000 for the fiscal year ended April 30, 2000 were $1,181,000 less than operating expenses of $4,330,000 for the fiscal year ended April 30, 1999. This decrease is represented approximately by changes in the following expenses:

                                                      Increase
                                                     (Decrease)
                                                     ----------
Research and Development                               ($280,000)
Shipping Fees                                           $121,000
Promotional and Selling Materials                      ($823,000)
Show Expenses                                          ($126,000)
Trade Advertising                                      ($ 27,000)
Telephone                                              ($ 10,000)
Office Salaries                                        ($ 26,000)
Insurance                                              ($ 27,000)
Legal Fees                                              $150,000
Accounting Fees                                         $ 17,000
Impairment                                             ($112,000)
Bad Debt Expense                                       ($ 41,000)

Research and development costs decreased by $280,000 due to a decrease in expenditures for new product development. Shipping fees increased by $121,000 because of the increased revenues. Promotional and selling expenses decreased by $823,000 due primarily to a reduction in the cost of producing and testing of infomercials. Show expenses decreased by $126,000 because the Company did not attend The "Super Show" in February of 2000.Trade advertising expense decreased because the Company had been obligated to make a retroactive payment of one percent of gross JEEP Luggage of $42,000 as advertising to Daimler Chrysler Corp., under a licensing agreement, in the fiscal year ended April 30,1999. In addition the Company reduced its expenditures for advertising in specialty magazines. Telephone expenses decreased by $10,000. Office salaries decreased by $26,000 due to the elimination of a position. Insurance costs decreased by $27,000 due to decreased premiums. Legal fees increased by $150,000 due to the Company's defense against a complaint of patent infringement, (see Item 3. LEGAL PROCEEDINGS). Accounting fees increased by $17,000 due to the increased cost of annual audit fees. Amortization of Reorganization value in excess of amounts allocable to identifiable assets decreased by $112,000 because this asset was determined to be impaired and was written off as of April 30,1999. Bad debt expense decreased by approximately $41,000. During the quarter ended April 30, 2000, royalty expense increased by $300,000 due to the accrual of the balance of minimum royalties due on the Kathy Ireland and Spalding hand held exercise agreements. The Company had accrued the earned portions of these royalties until the sale of the hand held exercise line to Bollinger Industries was negotiated in the quarter ended April 30, 2000. After the sale to Bollinger Industries there would be no future sales of these items.

Interest expense for the fiscal year ended April 30, 2000 increased by $45,000 from the fiscal year ended April 30, 1999. This increase was primarily the result of an increase in the discount rate paid on bankers acceptances.

The Company's pretax loss of $1,511,000 for the fiscal year ended April 30, 2000 represents a $1,823,000 change from a pretax loss of $3,334,000 for the fiscal year ended April 30, 1999.

With the sale of the exercise equipment line, management has focused its marketing efforts toward the sale and distribution of the sports bags/luggage products. During the prior year, the product line has demonstrated continuing sales growth. Management has projected a business plan which it believes is realistic, and which, could generate sales growth combined with necessary cost containment measures. Management believes that this business plan could enable the Company to restore its operations to a profitable level. No assurances can be given that any of these anticipated improved results will actually be achieved.

The following table sets forth the result of operations for the periods discussed above.

                         FISCAL YEAR               FISCAL YEAR
                            ENDED                     ENDED
                        APRIL 30, 2000            APRIL 30, 1999
Net Sales                $ 8,686,000              $ 6,633,000
Other Income                       0                   35,000
                         -----------              -----------
                         $ 8,686,000              $ 6,668,000
Cost of Goods
Sold                       6,938,000                5,607,000
                         -----------              -----------

Gross Margin               1,748,000                1,061,000
                               20.00%                   16.00%
Operating Expenses         3,149,000                4,330,000
Interest                     110,000                   65,000
                         -----------              -----------
                           3,259,000                4,395,000
Pretax Loss               (1,511,000)              (3,334,000)



RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED APRIL 30, 1999 COMPARED TO THE FISCAL YEAR ENDED APRIL 30, 1998.

Sales for the fiscal year ended April 30, 1999, decreased by $1,368,000 or 16% to $6,633,000 from $8,001,000 for the fiscal year ended April 30, 1999. During the fiscal year ended April 30, 1999, sales to certain major customers such as Service Merchandise Co., Price Costco and Caldor Corp. decreased by approximately $569,000, $830,000 and $390,000, respectively. Service Merchandise sales decreased due to that company's reorganization under Chapter 11 bankruptcy while an annual large promotion sale was not given to the Company by Price Costco as in the prior two fiscal years. Sales to Caldor Corp. decreased due to that company's dissolution.

The Company has made substantial progress with large customers. During the fiscal year ended April 30, 1999, sales to Sears Roebuck and Kohl's Department Stores increased by approximately $753,000 and $709,000, respectively. In addition, the Company has been successful in selling a new JEEP "Extreme Collection" to more exclusive fine luggage specialty stores.

The Company has entered into an agreement dated June 15,1999 with Power Point International, Ltd. to advertise and market the Spalding licensed exercise products on Latin American television. The main focus will be focus be on Spalding Rotaflex hand held portable home gym and Spalding Mini Trampoline.

The Company's gross profit of $1,061,000 for the fiscal year ended April 30, 1999 was $2,116,000 less than the gross profit of $3,177,000 for the fiscal year ended April 30,1998. This was primarily the result of net changes in the following Items:

                                                          INCREASE
                                                         (DECREASE)
                                                         ----------
            Lower gross profit due to
            decreased sales volume                      $   491,000
            Lower gross profit due to
            changes in the price mix of products sold   $   701,000
            Sales allowances and discounts              $   270,000
            Inventory write down adjustments            $   451,000
            Package Design                              $    21,000
            New product samples                         $    24,000
            Overseas agent                              $    60,000
            Luggage Stuffing Labor & Material           $    58,000
            Air Freight                                 $    46,000
            Other Income                                ($    6,000)
                                                        -----------
                                                        $ 2,116,000

The lower sales volume reduced the gross profit by $491,000. The price mix of the products sold, which compares the gross margins of products sold to the prior fiscal year, accounted for approximately $701,000 of the reduction in the gross profit. Sales allowances and discounts increased by $270,000 due to increased demands by major customers. Inventory write down adjustments increased due to obsolete and slow moving items of approximately $451,000. Package design expenses increased by $21,000 due to changes in packaging for the exercise products and an increase in the number of items in the luggage line. New product samples increased by $24,000 due primarily to an increase in samples for newly designed items. During the fiscal year ended April 30, 1999, the Company hired an overseas agent to supervise the production of our sports bags/luggage products at a cost of $60,000. Luggage stuffing labor and materials increased by $58,000 because a larger portion of the sales of these products were required to be prepared for display prior to shipment to the customer. Air freight increased by $46,000 as it was necessary to speed delivery of some products to customers. Other income decreased due to lower interest income.

Operating expenses, exclusive of interest expense, of $4,331,000 for the fiscal year ended April 30, 1999 were $1,556,000 more than operating expenses of $2,775,000 for the fiscal year ended April 30, 1999. This increase is represented approximately by changes in the following expenses:

                                                    INCREASE
                                                   (DECREASE)
                                                   ----------
                Royalty Expense                     $362,000
                Research and Development            $250,000
                Shipping Fees                       $106,000
                Promotional and Selling Materials   $593,000
                Show Expenses                       $ 83,000
                Trade Advertising                   $114,000
                Telephone                           $ 13,000
                Postage                             $ 14,000

Royalties increased by $362,000 due to an increase in royalties paid for our Kathy Ireland exercise products and the Spalding Rotaflex exerciser. Research and development costs increased by $250,000 due primarily to the introduction of new products. Shipping expenses increased by $106,000 because of a reduction in direct shipments to customers from overseas vendors. Promotional and selling expenses increased by $593,000 due primarily to the cost of producing and testing of an infomercial for the Company's Spalding Rotaflex product. Show expenses increased by $114,000 because the Company is obligated to pay one percent of gross JEEP Luggage as advertising to Chrysler Corp. Under a licensing agreement. In addition the Company has started to utilize specialty magazines to advertise its products. Telephone and postage expenses increased by $13,000 and $14,000 respectively.

Interest expense for the fiscal year ended April 30, 1999 decreased by $69,000 from the fiscal year ended April 30, 1998. This reduction was the result of the partial use of the proceeds of a stock offering, which was completed on December 27, 1997, to payoff current debt.

The Company's pretax loss of $3,334,000 for the fiscal year ended April 30, 1999 represents a $3,602,0000 change from a pretax profit of $268,000 for the fiscal year ended April 30, 1998.


The following table sets forth the result of operations for the periods discussed above.

                                 FISCAL YEAR          FISCAL YEAR
                                    ENDED                ENDED
                                APRIL 30, 1999       APRIL 30, 1998
                                --------------       --------------
          Net Sales              $ 6,633,000           $ 8,001,000
          Other Income                35,000                42,000
                                 -----------           -----------
                                 $ 6,668,000           $ 8,043,000
          Cost of Goods
          Sold                     5,607,000             4,866,000
                                 -----------           -----------
          Gross Margin             1,061,000             3,177,000
                                        16.0%                 39.5%
          Operating Expenses       4,331,000             2,775,000
          Interest                    64,000               134,000
                                 -----------           -----------
                                   4,395,000             2,909,000
          Pretax Income (Loss)    (3,334,000)              268,000



LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED APRIL 30, 2000

During the fiscal year ended April 30, 2000, cash used by operating activities amounted to $2,431,000. This was the result of a net loss of $1,371,000 and the use of working capital to fund increases in accounts receivable and inventory of $345,000 and $894,000, respectively, due to the increased sales level during the fiscal year ended April 30, 2000. These uses of cash were offset by increases in accounts payable and accrued expenses and reserve for bad debts of $274,000 and $134,000, respectively. With the sale of the exercise equipment line, management has focused its marketing efforts toward the sale and distribution of the sports bags/luggage products. During the prior year, the product line has demonstrated continuing sales growth. Management has projected a business plan which it believes is realistic, and which, could generate sales growth combined with necessary cost containment measures. Management believes that this business plan could enable the Company to restore its operations to a profitable level. No assurances can be given that any of these anticipated improved results will actually be achieved.

Financing activities provided cash of $2,402,000 from an increase in borrowings from a related entity of $2,651,000 which was offset by a decrease in banker's acceptances of $250,000.

On April 30,1998 the Company entered into an agreement with the Chase Manhattan Bank ("Chase") for maximum borrowings of $1,500,000 in the form letters of credit and bankers acceptances. This agreement provided for a security interest in the inventory and notes and accounts receivable of the Company. In addition, the agreement provided for the personal guarantee of the President and major shareholder of the Company for the entire balance. As of June 30,2000 the Company's aggregate balance of $532,286 consisted of $350,000 in banker's acceptances and $182,286 in outstanding letters of credit. The agreement has been discontinued and there will be no further activity after all banker's acceptances and letters of credit have been paid by the Company.

In addition to a credit line from The Chase Manhattan Bank ("Chase"), the Company has received substantial financial support from Achim Importing Co. ("Achim"). Achim is wholly owned by Marton B. Grossman, the Chairman and President of the Company.

In June of 2000, the Company discontinued the Chase credit line and Mr. Grossman, the sole shareholder, director and officer of Achim, informed the Company of his willingness to commit additional resources for fiscal year 2001, in an amount not to exceed $2,000,000, in order to provide possible continued financial support to the Company on an as needed basis.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED APRIL 30, 1999

During the fiscal year ended April 30, 1999, cash used by operating activities amounted to $2,849,000, which primarily results from the Company's net loss sustained during fiscal 1999.

Financing activities provided cash of $850,000 from banker's acceptances and $572,000 in amounts due from affiliated company.

Investing activities used cash of $39,000 for molds used in the manufacture of products.

LIQUIDITY AND CAPITAL RESOURCES

         FISCAL YEAR ENDED APRIL 30, 1998

         During the fiscal year April 30, 1998, cash used by operating activities amounted to $2,090,000. This was the result of increases in prepaid expenses, and decreases in accrued expenses of $592,000 and $2,806,000 respectively, which were offset by net income, decreases in accounts receivable and due from suppliers, inventory and prepaid and refundable income taxes of $129,000, $186,000, $967,000 and $12,000 respectively.

         Investing activities used cash of $67,900 for molds related to a new product.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

OFFICERS AND DIRECTORS

The officers and directors of the Company are as follows:

         NAME                      AGE         POSITION
         ----                      ---         --------

         Marton B. Grossman         69       Chairman and President
         Isaac Grossman             38       Vice Chairman, Treasurer and Secretary
         Sheila Grossman            60       Director
         William P. Dolan           47       Vice President--Finance
         John Holodnicki            47       Vice President--Sales
         Jack Pers                  53       Vice President--Sales
         Bernard Goldman            79       Director*

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

         JACK PERS has been a Executive Vice President--Sales at the company since October 1998. He began working for the Company on a consulting basis in August 1997 as Director of Product Development. His experience includes a Senior Buyer position at Herman's Sporting Goods from 1973 to 1988, and National Sales Manager at Marcy Fitness from 1989 - 1995. Mr. Pers left the Company in June 2000.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or accrued by the Company during the three fiscal years ended April 30, 2000 (I) to its Chief Executive Officer, (ii) its other two Executive Officers and (iii) two additional non-Executive Officers whose cash compensation exceeded $100,000 per year in any such year:

                                            SUMMARY COMPENSATION TABLE (1)(2)

                                                   ANNUAL COMPENSATION
NAME/PRINCIPAL                YEAR ENDED     -----------------------------    ALL OTHER
POSITION                       APRIL 30      SALARY          BONUS        COMPENSATION (3)
--------                       --------      ------          -----        ----------------
Marton B. Grossman               2000       $      0                         $ 31,200
President & Chairman             1999       $      0                         $ 31,200
                                 1998       $      0                         $ 31,200
                                 ----       --------                         --------
Isaac Grossman                   2000       $      0                         $ 32,240
Director, Treasurer              1999       $      0                         $ 32,240
                                 1998       $      0                         $ 32,240
William P. Dolan                 2000       $111,666                         $      0
Vice President-Finance           1999       $112,249                         $      0
                                 ----       --------                         --------
                                 1998       $112,976                         $
John Holodnicki                  2000       $170,423                         $      0
Vice President                   1999       $123,769                         $      0
                                 1998       $124,538                         $      0
                                 ----       --------                         --------

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

Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the period from May 1, 1999 through April 30, 2000, other than Forms 3 that were filed late with respect to Messrs. Marton and Isaac Grossman and William Dolan and the Marton Grossman Annuity Trust, all Section 16(a) filing requirements applicable to its officers, directors and greater-than-10% beneficial owners were complied with.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of June 15, 2000, information regarding the beneficial ownership of the Company's Common Stock based upon the most recent information available to the Company for (I) each person known by the Company to own beneficially more than five (5%) percent of the Company's outstanding Common Stock, (ii) each of the Company's officers and directors, and (iii) all officers and directors of the Company as a group. Each stockholder's address is c/o the Company, 58 Second Avenue, Brooklyn, New York 11215, unless otherwise indicated.

                                                       SHARES OWNED BENEFICIALLY
                                                           AND OF RECORD (1)_____
                                                     ----------------------------
         NAME AND ADDRESS                            NO. OF SHARES     % OF TOTAL
         ----------------                            -------------     ----------

         Marton B. Grossman (2)                       2,842,977           64.4
         Isaac Grossman                               2,842,977             *
         Sheila Grossman (2)                          2,842,977           64.4


         Bernard Goldman                                     0              *
         2100 Boca West Drive
         Laurel Oaks, FL

         William P. Dolan                                   123             *
         John Holodnicki                                     11             *
         Jack Pers                                           0              *
         All Officers and Directors
              as a Group (7 persons)                  2,843,111           64.4
                                                      ---------           ----

* Less than 1%

(1) Includes shares issuable within 60 days upon the exercise of all options and warrants. Shares issuable under Options or warrants are owned beneficially but not of record.

(2) Consists of 2,516,614 shares registered in the name of Marton Grossman and 326,363 shares held by a charitable family foundation (the "Foundation"). Mr. Grossman and his wife are the directors of the Foundation. Marton and Sheila Grossman disclaim beneficial ownership in the shares held by the Foundation

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to a Warehousing Agreement, Achim performs certain administrative services on behalf of the Company. Under the Warehousing Agreement, Achim assists, among other things, in the maintenance of financial and accounting books and records, in the preparation of monthly financial accounts receivable aging schedules and other reports and credit checks on the Company's customers.

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

The Warehousing Agreement has a term of two years and is automatically renewable for additional one-year periods unless written notice of termination is given at least six months prior to the commencement of a renewal period. During the fiscal year ended April 30, 2000, the Company accrued approximately $410,000 in fees under the Warehousing Agreement.

Achim is wholly owned by Marton B. Grossman, the Company's Chairman and President. The Company believes that the terms of the Warehousing Agreement with Achim are at least as favorable as would have been obtained from an unaffiliated third party.

On April 30, 1998 the Company entered into a credit agreement with The Chase Manhattan bank for maximum borrowings of $1,500,000 in the form of letters of credit and banker acceptances. The agreement also provided for a security interest in the inventory and notes and accounts receivable of the Company. The agreement also provided for the personal guarantee of the President and major shareholders of the Company for the entire balance. The agreement has been discontinued and there will be no further activity after all bankers acceptances and letters of credit have been paid by the company.

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

(b)  Reports on Form 8-K

         No Reports on Form 8-K were filed during the last quarter of the fiscal year ended April 30, 2000.

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

                                                  DYNAMIC INTERNATIONAL, LTD.

                                                  By: /s/ Marton B. Grossman
                                                     -----------------------
                                                     Marton B. Grossman
                                                     Chairman and President

Dated: 17th day of July 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of the 17th of July, 2000 by the following persons on behalf of Registrant and in the capacities indicated.

/s/ Marton B. Grossman               /s/ Shelia Grossman
-----------------------------        ----------------------------
Marton B. Grossman                   Sheila Grossman
Chairman and President               Director


/s/ Isaac Grossman
-----------------------------        ----------------------------
Isaac Grossman                       Bernard Goldman
Vice Chairman, Treasurer &           Director
Secretary

/s/ William P. Dolan
-----------------------------
William P. Dolan
Vice President--Finance
(Chief Financial & Accounting
Officer)

EXHIBITS

1        Form of Underwriting Agreement (1)

2.01 Agreement of Merger dated July 19, 1996 between the Company and Dynamic Classics, Ltd. (2)

2.02 Second Amended and Modified Plan of Reorganization dated February 22,1996 (the "Plan") (3)

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

10.07 License Agreement with Spalding and Evenflo Companies Inc. dated October 1, 1997. (7)

10.08 License Agreement with Connally Synergy Systems LLC dated December 17, 1997. (7)

10.09 Media Campaign Management Agreement with Script to Screen, Inc. dated April 13, 1998. (7)

10.10 Infomercial Production Agreement with Script to Screen, Inc. dated February 12, 1998. (7)

10.11 Exclusive Hand Held - Products Sponsorship Agreement with Power Point Fitness International Ltd. dated July 15, 1999 (8)

10.12    Consulting Agreement with Andrew Freirich dated July 1, 1999. (8)

10.13    Licensing Agreement with Chrysler Corporation dated July 9,1999. (8)

10.14    Distribution Agreement with Guthy-Renker dated January 13, 1999.(8)

10.15    Settlement Agreement with Bollinger Industries. (9)

16.01    Letter from Hoberman Miller & Co. dated October 23, 1996 (5)




------------------------------------------------------------------------------


(1) Incorporated by reference from the Company's Registration Statement on Form S-1. (Registration No. 333-25425).

(2)      Incorporated by reference to the Company's Form 8-B filed October 3,
         1996.

(3) Incorporated by reference to the Company's Report on Form 8-K filed October 3, 1996.

(4) Incorporated by reference to the Annual Report on Form 10-K for 1994 for Dynamic Classics, Ltd. (File No. 0-8376).

(5)      Incorporated by reference to the Annual Report on Form 10-K for 1996.

(6) Incorporated by reference to the Current Report on Form 8-K/A dated October 23, 1996

(7)      Incorporated by reference to the Annual Report on form 10K for 1998.

(8)      Incorporated by reference to the Annual Report on Form 10K for 1999.

(9) Incorporated by reference to the current report on from 8K filed June 30, 2000.

DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
--------------------------------------------------------------------------------
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                            PAGE TO PAGE
                                                                            ------------

ITEM 8:  FINANCIAL STATEMENTS

Report of Independent Auditors..........................................     F-1.

Consolidated Balance Sheets as of April 30, 2000 and 1999...............     F-2.-F-3

Consolidated Statements of Operations for the years ended April 30,
2000, 1999 and 1998.....................................................     F-4.

Consolidated Statements of Stockholders' Equity for the years ended
April 30, 2000, 1999 and 1998...........................................     F-5.

Consolidated Statements of Cash Flows for the years ended April 30,
2000, 1999 and 1998.....................................................     F-6.

Notes to Consolidated Financial Statements..............................     F-7.- F-13


                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders
   Dynamic International, Ltd.

                  We have audited the accompanying consolidated balance sheets of Dynamic International, Ltd. [formerly Dynamic Classics, Ltd., see Note 1] and its subsidiary as of April 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended April 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynamic International, Ltd. and its subsidiary as of April 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2000, in conformity with generally accepted accounting principles.

                  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has suffered a net loss of approximately $1,371,000 and has utilized approximately $2,431,000 in cash for operating activities for the year ended April 30, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                                    MOORE STEPHENS, P. C.
                                                    Certified Public Accountants

Cranford, New Jersey
June 2, 2000

ITEM 8:

DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                   APRIL 30,
                                                                    -----------------------------------
                                                                        2 0 0 0             1 9 9 9
                                                                    ---------------     ---------------
ASSETS:
CURRENT ASSETS:
   Cash and Cash Equivalents                                        $        38,833     $       109,514
   Accounts Receivable [Less Allowance for Doubtful Accounts
     of $505,511 in 2000 and $371,685 in 1999]                            1,480,510           1,268,913
   Inventory                                                              3,338,360           2,444,460
   Prepaid Marketing Costs                                                  342,521                  --
   Other Current Assets                                                      71,471             140,643
                                                                    ---------------     ---------------
   TOTAL CURRENT ASSETS                                                   5,271,695           3,963,530
                                                                    ---------------     ---------------
PROPERTY AND EQUIPMENT:
   Tools and Dies                                                           746,774             746,774
   Furniture and Equipment                                                  694,949             678,276
                                                                    ---------------     ---------------
   Totals - At Cost                                                       1,441,723           1,425,050
   Less:  Accumulated Depreciation                                       (1,386,115)         (1,378,217)
                                                                    ---------------     ---------------
   PROPERTY AND EQUIPMENT - NET                                              55,608              46,833
                                                                    ---------------     ---------------
OTHER ASSETS                                                                  1,000              13,612
                                                                    ---------------     ---------------
   TOTAL ASSETS                                                     $     5,328,303     $     4,023,975
                                                                    ===============     ===============

See Notes to the Consolidated Financial Statements.

DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                   APRIL 30,
                                                                    -----------------------------------
                                                                        2 0 0 0             1 9 9 9
                                                                    ---------------     ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Banker's Acceptances                                             $       600,000     $       850,000
   Accounts Payable and Accrued Expenses                                  1,031,746             757,821
   Amounts Due Affiliated Company                                         3,243,035             591,429
                                                                    ---------------     ---------------
   TOTAL CURRENT LIABILITIES                                              4,874,781           2,199,250
                                                                    ---------------     ---------------
COMMITMENT AND CONTINGENCIES [6]                                                 --                  --
                                                                    ---------------     ---------------
STOCKHOLDERS' EQUITY:
   Preferred Stock - $.001 Par Value, 10,000,000 Shares
     Authorized; None Outstanding                                                --                  --
   Common Stock - Par Value $.001 Per Share;
     Authorized 50,000,000 Shares; Issued 4,418,258 Shares                    4,419               4,419
   Additional Paid-in Capital                                             4,869,796           4,869,796
   Accumulated Deficit                                                   (4,420,690)         (3,049,487)
                                                                    ---------------     ---------------
   Totals                                                                   453,525           1,824,728
   Less:  Treasury Stock, At Cost - 540 Shares                                   (3)                 (3)
                                                                    ---------------     ---------------
   TOTAL STOCKHOLDERS' EQUITY                                               453,522           1,824,725
                                                                    ---------------     ---------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $     5,328,303     $     4,023,975
                                                                    ===============     ===============

See Notes to the Consolidated Financial Statements.

DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                       Y E A R S  E N D E D
                                                           -----------------------------------------
                                                                          A P R I L  3 0,
                                                           -----------------------------------------
                                                               2 0 0 0       1 9 9 9        1 9 9 8
                                                           ------------   -----------    -----------
REVENUES:
   Sales                                                   $  8,686,451   $ 6,632,837    $8,001,138
   Other Income                                                     407        35,381        41,938
                                                           ------------   -----------    ----------
   TOTAL REVENUES                                             8,686,858     6,668,218     8,043,076
COST OF SALES                                                 6,938,441     5,607,005     4,865,643
                                                           ------------   -----------    ----------
   GROSS PROFIT                                               1,748,417     1,061,213     3,177,433
                                                           ------------   -----------    ----------
OPERATING EXPENSES:
   Royalty Expense                                              694,746       787,729       426,125
   Research and Development                                      30,185       310,287        60,493
   Shipping Expense                                             510,903       389,154       273,459
   Selling Expense                                              970,670       838,898       865,223
   Advertising and Promotion                                    224,946     1,200,517       413,271
   General and Administrative                                   684,827       642,721       656,249
   Depreciation and Amortization                                 32,254       161,276        80,489
   Interest and Bank Charges                                    110,436        64,356         8,441
   Interest and Bank Charges - Related Party                         --            --       125,481
                                                           ------------   -----------    ----------
   TOTAL OPERATING EXPENSES                                   3,258,967     4,394,938     2,909,231
                                                           ------------   -----------    ----------
   [LOSS] INCOME BEFORE INCOME TAXES                         (1,510,550)   (3,333,725)      268,202
INCOME TAX [BENEFIT] EXPENSE                                   (139,347)           --       139,251
                                                           ------------   -----------    ----------
   NET [LOSS] INCOME                                       $ (1,371,203)  $(3,333,725)   $  128,951
                                                           ============   ===========    ==========
   BASIC AND DILUTED [LOSS] EARNINGS PER SHARE             $       (.31)  $      (.75)   $      .03
                                                           ============   ===========    ==========
   WEIGHTED AVERAGE NUMBER OF SHARES                          4,418,258     4,418,258     3,655,758
                                                           ============   ===========    ==========


               See Notes to the Consolidated Financial Statements.

DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                            ACCUMULATED
                                                          ADDITIONAL         [DEFICIT]        TREASURY           TOTAL
                                          COMMON            PAID-IN          RETAINED          STOCK -       STOCKHOLDERS'
                                           STOCK            CAPITAL          EARNINGS          AT COST          EQUITY
                                           -----            -------          --------          -------          ------

   BALANCE - APRIL 30, 1997               $3,199        $   22,940        $   155,287       $    (3)        $   181,423
Issuance of 20,000 Shares for
   Legal Expenses in Connection
   with the Public Offering                   20            74,635                 --            --              74,655
Net Proceeds from Issuance of
   1,200,000 Shares of Common
   Stock [Offering Costs of
   $1,251,924] in December 1997            1,200         4,772,221                 --            --           4,773,421
Net Income for the year ended
   April 30, 1998                             --                --            128,951            --             128,951
                                          ------        ----------        -----------       -------         -----------
   BALANCE - APRIL 30, 1998                4,419         4,869,796            284,238            (3)          5,158,450
Net [Loss] for the year ended
   April 30, 1999                             --                --         (3,333,725)           --          (3,333,725)
                                          ------        ----------        -----------       -------         -----------
   BALANCE - APRIL 30, 1999                4,419         4,869,796         (3,049,487)           (3)          1,824,725
Net [Loss] for the year ended
   April 30, 2000                             --                --         (1,371,203)           --          (1,371,203)
                                          ------        ----------        -----------       -------         -----------
   BALANCE - APRIL 30, 2000               $4,419        $4,869,796        $(4,420,690)      $    (3)        $   453,522
                                          ======        ==========        ===========       =======         ===========

See Notes to the Consolidated Financial Statements.

DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                       Y E A R S  E N D E D
                                                           -----------------------------------------
                                                                          A P R I L  3 0,
                                                           -----------------------------------------
                                                               2 0 0 0       1 9 9 9        1 9 9 8
                                                           ------------   -----------    -----------
OPERATING ACTIVITIES:
   Net [Loss] Income                                      $(1,371,203)  $(3,333,725)   $   128,951
                                                          -----------   -----------    -----------
   Adjustments to Reconcile Net [Loss] Income to
     Net Cash Used in Operating Activities:
     Depreciation and Amortization                             32,254       161,276         80,489
     Provision for Doubtful Accounts                          133,826       249,000        (44,315)
     Loss on Disposal of Property and Equipment                    --        67,900             --
   Changes in Operating Assets and Liabilities:
     [Increase] Decrease in Assets:
       Accounts Receivable                                   (345,423)     (671,324)       186,230
       Inventory                                             (893,900)      (85,438)       966,773
       Prepaid Expenses and Other Current Assets             (273,349)      554,691       (592,490)
       Security Deposits and Other                             12,612       (11,562)         2,600
     Increase [Decrease] in Liabilities:
       Accounts Payable and Accrued Expenses                  273,925       299,462     (2,805,591)
       Income Taxes Payable                                        --       (79,422)       (12,450)
                                                          -----------   -----------    -----------
   Total Adjustments                                       (1,060,055)      484,583     (2,218,754)
                                                          -----------   -----------    -----------
   NET CASH - OPERATING ACTIVITIES                         (2,431,258)   (2,849,142)    (2,089,803)
                                                          -----------   -----------    -----------
INVESTING ACTIVITIES:
   Purchase of Property and Equipment                         (41,029)      (38,835)       (67,900)
                                                          -----------   -----------    -----------
FINANCING ACTIVITIES:
   Net Borrowings from Banker's Acceptances                  (250,000)      850,000             --
   Amounts Due Affiliated Company                           2,651,606       572,243             --
   Repayment of Loan Payable - Related Party                       --            --     (1,059,785)
   Repayment of Capital Lease Obligations                          --            --        (24,228)
   Net Proceeds from Issuance of
     1,200,000 Share Common Stock                                  --            --      4,773,421
                                                          -----------   -----------    -----------
   NET CASH - FINANCING ACTIVITIES                          2,401,606     1,422,243      3,689,408
                                                          -----------   -----------    -----------
   NET [DECREASE] INCREASE IN CASH AND
     CASH EQUIVALENTS                                         (70,681)   (1,465,734)     1,531,705
CASH AND CASH EQUIVALENTS - BEGINNING OF YEARS                109,514     1,575,248         43,543
                                                          -----------   -----------    -----------
   CASH AND CASH EQUIVALENTS - END OF YEARS               $    38,833   $   109,514    $ 1,575,248
                                                          ===========   ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the years for:
     Interest                                             $    91,590   $    40,323    $    25,451
     Income Taxes                                         $        --   $    53,923    $        --

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:

         During fiscal year 1997, the Company issued 20,000 shares for legal services valued at $74,655 in connection with the Company's public offering [See
Note 11].

See Notes to the Consolidated Financial Statements.

DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

[1] NATURE OF OPERATIONS

Dynamic International, Ltd., a Nevada corporation [the "Company"] designs and markets related sports bags and luggage, which are marketed primarily under the licensed name JEEP(TM) and under its own names Santa Fe(TM), Polaris Expedition(TM) and SPORTS GEAR(TM). In addition, it has been engaged in the design, marketing and sale of hand exercise and light exercise equipment, including hand grips, running weights, jump ropes and aerobic steps and slides. It has marketed these products under the licensed trademarks SPALDING(TM) and KATHY IRELAND(TM) as well as under its own trademarked name SHAPE SHOP(TM) [See
Note 13A]. The Company's objective is to become a designer and marketer of goods, domestically and internationally, that are associated with a free-spirited lifestyle and leisure time.

The Company is the successor to Dynamic Classics, Ltd.["DCL"], a Delaware corporation, incorporated in 1986, which was the successor to a New York company incorporated in 1964. In August 1996, DCL merged with and into the Company, which had been newly formed for the purpose of this merger. The objective of the merger was to change the Company's state of incorporation from Delaware to Nevada.

[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and the wholly owned inactive subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INVENTORIES - Inventories consist principally of finished goods and are stated at the lower of cost; first-in, first-out method, ["FIFO"] or market.

PROPERTY, EQUIPMENT AND DEPRECIATION - Property and equipment are stated at cost. Depreciation is computed using accelerated methods over the estimated useful lives of the respective assets. Expenditures for maintenance and repairs, which do not improve or extend the life of the respective assets are expensed currently while major repairs are capitalized. Estimated useful lives used in calculating depreciation are as follows:

Tools and Dies                                       5 Years
Furniture and Equipment                              5 Years to 7 Years

ADVERTISING AND PROMOTION - Advertising and promotion expense, except for costs associated with direct-response advertising, are charged to operations when the advertising first takes place.

PREPAID MARKETING COSTS - The Company capitalized certain direct response advertising and promotion costs of approximately $342,500 related to the introduction of an exercise product slated to be sold in the Latin American markets during the fiscal year ended April 30, 2001. The capitalized costs principally include the costs of the infomercial and its airing [subject to minimum advertising spots] on a major sports network cable program during fiscal year 2000. The capitalized costs will be amortized over the future benefit years.

REVENUE - Revenue is recognized when the goods are shipped and accepted by the customer. The Company's return policy is for defective merchandise only.

PROMOTIONAL ALLOWANCES - Based on a discretionary policy, management grants to certain major retail customers promotional allowances to successfully market the Company's products. Promotional allowances are primarily targeted to the cost of displays, advertising and other promotional incentives. The cost of promotional allowances are accrued based upon the Company's estimate of the reserve allowance using certain assumptions and based on the Company's experience. Promotional allowances are included as a reduction of net sales.

DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #2
--------------------------------------------------------------------------------

[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

RESEARCH AND DEVELOPMENT COSTS - Research and development costs are expensed as part of operating expenses as incurred.

LOSS PER SHARE - The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ["SFAS"] No. 128, "Earnings per Share"; which is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, earnings per share data in the financial statements have been calculated in accordance with SFAS No. 128.

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

Securities that could potentially dilute earnings per share in the future are disclosed in Note 11.

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

IMPAIRMENT - Certain long-term assets of the Company are reviewed when changes in circumstances require as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value. Management also reevaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of April 30, 2000, management expects these assets to be fully recoverable.

INCOME TAXES - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #3
--------------------------------------------------------------------------------

[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

FAIR VALUE OF FINANCIAL INSTRUMENTS - SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. In assessing the fair value of these financial instruments, the Company has used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. All instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, debt and amounts due affiliated company are reflected at fair value in the consolidated financial statements because of the short-term maturity of these instruments.

RECLASSIFICATIONS - Certain prior period amounts have been reclassified to conform to the current year presentation.

[3] RELATED PARTY TRANSACTIONS

Pursuant to a Warehouse and Service Agreement dated as of September 1, 1996 [the "Warehousing Agreement"] between the Company and a related party [the "Entity"] wholly owned by a major stockholder, the Entity provides occupancy space and performs certain administrative services on behalf of the Company. Under the Warehousing Agreement, the Entity assists, among other things, in the maintenance of financial and accounting books and records, in the preparation of monthly financial accounts receivable aging schedules and other reports and in the performance of credit checks on the Company's customers. In consideration for these services, the Entity receives an annual fee, payable monthly, calculated at a percentage of the Company's invoiced sales originating at the warehouse ranging from 4% of the invoiced sales under $30 million to 3% of sales of $60 million or more. For sales not originating at the warehouse, the Entity receives a service fee in the amount of 1.5% of the Company's invoiced sales to customers and accounts located in the United States if payment is made by letter of credit and 1% if such customers and accounts are located outside the United States, irrespective of manner of payment. In addition, under the Warehousing Agreement, the Entity provides warehousing services consisting of receiving, shipping, and storing of the Company's merchandise. The Company pays the Entity a monthly fee of 3% of its invoiced sales originating at the warehouse in connection with these warehousing services performed by the Entity under the Warehousing Agreement. As part of the Warehousing Agreement, the Company applies an offset for certain shares expenses.

The Warehousing Agreement had a term of two years and was renewed on September 1, 1998 for another one year period. This agreement will automatically renew from year to year unless written notice of termination is given at least six months prior to the commencement of a renewal period. Total warehousing and administrative expenses charged to operations for the year ended April 30, 2000 were $410,382 with a balance due of $718,983 at April 30, 2000, for the year ended April 30, 1999 were $289,415, with a balance due of $308,601 at April 30, 1999 and for the year ended April 30, 1998 were $183,095 of which $19,186 was the balance due at April 30, 1998.

The related party has purchased inventory for the Company and has charged the Company for the invoiced amount of the inventory. In addition, pursuant to an unwritten understanding, the related party arranges for the issuance by its financial lender of letters of credit in favor of the Company's oversea supplier thereby enabling the Company to finance the purchases of its inventory.

Other amounts payable to the related party totaled $2,524,052 and $282,828, respectively, at April 30, 2000 and 1999. Such amounts represent unpaid inventory purchases, working capital advances, and various fees due to the related party.

DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #4
--------------------------------------------------------------------------------

[4] DEBT

On April 30, 1998, the Company entered into a credit agreement with The Chase Manhattan Bank for maximum borrowings of $1,500,000 in the form of letters of credit and bankers acceptances [See Note 13B]. The agreement also provides for a security interest in the inventory and accounts receivable of the Company. The agreement also provides for the personal guarantee of the President and major shareholder of the Company on the entire credit line balance. Banker's acceptances totaling $600,000 and $850,000 are outstanding at April 30, 2000 and 1999, respectively. The weighted average interest rate at April 30, 2000 was 7% and at April 30, 1999 was 6%.

[5] INCOME TAXES

During the year ended April 30, 2000, the Company recognized a federal tax benefit of approximately $139,000. The tax benefit results from the receipt of a tax refund from the carryback of certain fiscal 1998 net operating loss deductions to prior years. As a result of this transaction, the Company adjusted its tax valuation allowance account accordingly.

At April 30, 2000, the Company had temporary tax differences that would result in a short-term deferred tax asset of approximately $400,000 arising primarily from reserve allowances relating to account receivables and inventory. The Company also has cumulative carryforward operating losses of approximately $3,400,000 resulting in a long-term deferred tax asset of approximately $1,600,000.

At April 30, 1999, the Company had temporary differences that would result in a short-term deferred tax asset of approximately $225,000 arising primarily from reserve allowances relating to accounts receivables and inventory. The Company also has net operating losses of approximately $2,700,000 and deferred amortization of approximately $100,000 resulting in a long-term deferred tax asset of approximately $1,280,000.

At April 30, 2000 and 1999, these assets, both short-term and long-term, have been reduced to zero by a valuation allowance due to the uncertainty that the Company will be able to generate sufficient taxable income in the future necessary to utilized these assets.

The Company's available net operating losses of approximately $3,400,000 will expire for tax purposes in fiscal years 2019 and 2020.

The reconciliation of the federal statutory income tax [benefit] expense to the Company's actual income tax [benefit] expense is as follows:


                                                                       Y E A R S  E N D E D
                                                           -----------------------------------------
                                                                          A P R I L  3 0,
                                                           -----------------------------------------
                                                               2 0 0 0       1 9 9 9        1 9 9 8
                                                           ------------   -----------    -----------
U.S. Federal Income Taxes at Statutory Rate                 $ (513,600)   $(1,134,000)    $ 91,189
Change in Valuation Allowance                                  523,253      1,506,300           --
Benefit of Surtax Exemption                                         --             --       (6,363)
Tax Effect of Permanent Differences                                 --          1,800        1,020
State Income Taxes, Net of Federal Benefit                    (149,000)      (374,100)      33,767
Underaccrual of Prior Year's Federal Income Tax                     --             --       23,825
Other                                                               --             --       (4,187)
                                                            ----------    -----------     --------

   INCOME TAX [BENEFIT] EXPENSE                             $ (139,347)   $        --     $139,251
   ----------------------------                             ==========    ===========     ========

DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #5
--------------------------------------------------------------------------------

[6] COMMITMENTS AND CONTINGENCIES

[A] ROYALTY OBLIGATIONS - The Company has entered into various royalty, licensing, and commission agreements for products sold by the Company. These agreements provide for minimum payments and a percentage of specific product sales, as defined. Royalty expense charged to operations for the years ended April 30, 2000, 1999 and 1998 was approximately $695,000, $788,000 and$426,000.

[B] LITIGATION - In the normal course of its operations, the Company has been named as a defendant in a patent infringement lawsuit [See Note 13A].

[7] MAJOR CUSTOMERS/SEASONALITY

During the year ended April 30, 2000, sales to three major customers were approximately 26%, 20%, and 12% [$2,241,000, $1,755,000 and $1,034,000,
respectively] of the Company's net sales. At April 30, 2000, accounts receivable from these customers totaled $1,113,000.

During the year ended April 30, 1999, sales to three major customers were approximately 25%, 20%, and 14% [$1,647,000, $1,341,000 and $928,000,
respectively] of the Company's net sales. At April 30, 1999, accounts receivable from these customers totaled $861,000.

During the year ended April 30, 1998, sales to two major customers were approximately 13% and 13% [$1,004,000 and $1,003,000]. At April 30, 1998,
accounts receivable from these customers totaled $278,000.

The Company's business is highly seasonal with higher sales typically in the second and third quarter of the fiscal year as a result of shipments of merchandise related to the holiday season.

[8] CREDIT RISK/FINANCIAL INSTRUMENTS

Due to the nature of its business and the volume of sales activity, the Company's cash balance occasionally exceeds the $100,000 protection of FDIC insurance. At April 30, 2000 and 1999, such excess balances totaled approximately $-0- and $122,000, respectively. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash and cash equivalents.

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

DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #6
--------------------------------------------------------------------------------

[9] SIGNIFICANT RISKS AND UNCERTAINTIES [CONTINUED]

[B] Most of the Company's products are purchased from Indonesia, Sri Lanka, Thailand and China. The Company believes that, if necessary, it will be able to obtain its products from firms located in other countries at little, if any, additional expense. The Company believes that an interruption in deliveries by a manufacturer located in a particular country will not have a material adverse impact on the business of the Company. Nevertheless, because of political instability in a number of the supply countries, occasional import quotas and other restrictions on trade or otherwise, there can be no assurance that the Company will at all times have access to a sufficient supply of merchandise.

[10] GOING CONCERN

The Company's financial statements are prepared in conformity with generally accepted accounting principles, which contemplates the realization of assets and settlements of liabilities in the normal course of business and continuation of the Company as a going concern. The Company has incurred a net loss of approximately $1,371,000 for the year ended April 30, 2000, and utilized approximately $2,431,000 in cash for operating activities for the year ended April 30, 2000. These factors create uncertainty whether the Company can continue as a going concern. The Company's plans to mitigate the effects of the uncertainties are to attain its projected positive cash flows from operations as a result of an improved profitability which is projected as a result of anticipated revenue growth with large customers along with implementing its plan on cutting operational expenses. In addition, as a result of the terminated credit arrangement with Chase Manhattan Bank in June of 2000 [See Note 13B], the Company may need to continue its economic dependency in borrowings from an affiliated company until alternative funding is arranged.

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

[11] CAPITAL STOCK

[A] PUBLIC OFFERING - On December 22, 1997, the Company completed a public sale of 1,200,000 units, each consisting of one share of common stock, one Class A Warrant and one Class B Warrant. Each Class A warrant entitled the holder to purchase one share of common stock at $6 until June 12, 1999 [the expiration date of these securities has been extended until June 12, 2000 and expired as of this date]. Each Class B warrant entitles the holder to purchase one share of common stock at $10 until December 12, 2000. In addition, the Company entered into a unit purchase option from the underwriter to purchase an aggregate of 120,000 units at a subscription price of $8.25 per unit commencing December 12, 1998 and expiring December 11, 2002. Each unit purchase option to the underwriter consists of one share of common stock, one Class A warrant to purchase one share of common stock at $9.90 per share and one Class B warrant to purchase one share of common stock at $16.50 per share. The net proceeds of approximately $4,800,000 were used for the repayment of related party debt, purchase of inventory, general corporate services, and working capital.

The Company issued 20,000 shares for legal services valued at $74,655 in connection with the Company's public offering.

In addition, the Company entered into a two year consulting agreement, expiring December 1999, with the underwriter to provide financial consulting services for a fee of $20,000.

DYNAMIC INTERNATIONAL, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #7
--------------------------------------------------------------------------------

[11] CAPITAL STOCK [CONTINUED]

[A] PUBLIC OFFERING [CONTINUED] - As part of the consideration of its services in connection with the registration statement, the Company agreed to issue to the underwriter, for nominal consideration, warrants to purchase up to 120,000 units at an exercise price of $8.25 per unit for a period of five years. The Class A Warrants and Class B Warrants underlying the units included in the underwriter's warrants will be exercisable at a price of $9.90 and $16.50 per share, respectively, or 165% of the then exercise price of the warrants offered to the public for a period of five years commencing with the closing of the registration statement. The non-cash cost of such warrants, representing a cost of raising capital, will be recorded as a charge and credit to additional paid-in capital when the warrants are issued. As capital in nature, they are not compensatory.

[B] EARN OUT AGREEMENT - In March 1997, the Company entered into an agreement with Marton Grossman, the Company's chairman and president which provided for the issuance to Mr. Grossman an aggregate 2,000,000 shares of common stock if the Company reaches certain earnings criteria as follows:

                                   Earnings Before       Shares to
           Year Ending               Income Tax          Be Issued
           -----------             ---------------       ---------
        April 30, 1998                $  500,000           400,000
        April 30, 1999                $1,000,000           600,000
        April 30, 2000                $1,500,000         1,000,000

If the earning criteria was not met in any one of the above years, but was cumulatively met in the subsequent year, then the number of shares to be issued would be the cumulative number of shares at that year end. Issuance of the shares would result in compensation expense to the Company. Compensation expense would be measured based on the fair value of the shares at the time the performance conditions are achieved. Determination would be based on the best estimate of the outcome of the performance condition. Compensation would be recognized in the periods in which the performance conditions are achieved.

The Company did not meet the performance conditions for the years ended April 30, 2000, 1999 and 1998.

[12] NEW AUTHORITATIVE PRONOUNCEMENTS

In March 2000, the FASB issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation." Among other issues, this Interpretations clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Company has adopted this pronouncement.

[13] SUBSEQUENT EVENT

[A] PATENT INFRINGEMENT SETTLEMENT - On June 2, 2000, the Company finalized a settlement for a patent infringement of three patents. As a part of the settlement, the Company agreed to sell inventory of the related products, which represents substantially the entire hand exercise and light exercise product line of the Company, and agreed to a five year noncompete agreement. The approximate net carrying value of the inventory sold was $900,000. The Company's sales for the years ended April 30, 2000, 1999 and 1998 were approximately $1,960,000, $3,132,000, and $3,687,000 of the fitness accessory business.

[B] TERMINATED CREDIT AGREEMENT - During June 2000, the Company terminated its credit agreement with the Chase Manhattan Bank [See Notes 4 and 10].