Form 10-Q
period 2000-07-31
DYNAMIC INTERNATIONAL LTD
filed 2000-09-19
CIK 1021097

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended July 31, 2000             Commission File Number 0-21475



                           DYNAMIC INTERNATIONAL, LTD.
                           ---------------------------
              (Exact Name of Registrant As Specified In Its Charter

             Nevada                                         93-1215401
          ------------                                     ------------
(State or other jurisdiction of                           I.R.S. employer
incorporation or organization)                          identification no.)

  C/O Emergent Management Co. LLC
  375 Park Avenue,36th Flr.,NY,NY                             10152
  -------------------------------                           ----------
(Address of principal executive office)                     (Zip Code)

                                  212-813-9700
                                 --------------
                          (Registrant's telephone no.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                         Yes  _X_              No  ___

As of September 15, 2000, 44,172,420 shares of the Registrant's common stock par value $.001 were issued and outstanding.

FORM 10-Q FQE 7/31/00                               Dynamic International, Ltd.

                           DYNAMIC INTERNATIONAL, LTD.

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I.                                                                  Page

Item 1. Consolidated Condensed Financial Statements.                        3

          Consolidated Condensed Balance Sheets as of July 31, 2000
          and April 30, 2000                                                3

          Consolidated Condensed Statements of Operations for the
          Three Months Ended July 31, 2000 and July 31, 1999                4

          Consolidated Condensed Statements of Cash Flows for the
          Three Months Ended July 31, 2000 and July 31, 1999                5

          Notes to Consolidated Condensed Financial Statements              6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                               9

Item 3. Quantitative and Qualitative Disclosure About Market Risk          12


PART II.

Item 1. Legal Proceedings                                                  13

Item 6. Exhibits and Reports on Form 8-K                                   13

Signatures.                                                                14

FORM 10-Q FQE 7/31/00                               Dynamic International, Ltd.

     PART I

     ITEM 1
                      Consolidated Condensed Balance Sheets

                                                                              July 31, 2000         April 30, 2000
                                                                              -------------         --------------
                                                                                (Unaudited)
     Current Assets
     Cash and Cash Equivalents                                                  $  114,757             $   38,833
     Accounts Receivable - (Net of allowance for
     doubtful accounts of $505,511)                                              1,223,714              1,480,510
     Receivable From Bollinger Industries (Note 5)                                 359,094
     Inventory                                                                   2,071,027              3,338,360
     Prepaid Marketing Costs                                                       417,521                342,521
     Other Current Assets                                                           24,071                 71,471
                                                                                ----------             ----------
     Total Current Assets                                                        4,210,184              5,271,695
     Fixed Assets Net Of Accumulated
     Depreciation                                                                   51,619                 55,608
     Security Deposits                                                               1,000                  1,000
                                                                                ----------             ----------
     Total Assets                                                               $4,262,803             $5,328,303
                                                                                ==========             ==========

     Liabilities and Shareholders' Equity
     Current Liabilities
     Banker's Acceptances                                                       $        0             $  600,000
     Accounts Payable & Accrued Expenses,                                          856,364              1,031,746
     Amounts Due Affiliated Company                                              2,953,168              3,243,035
                                                                                ----------             ----------
                                                                                 3,809,532              4,874,781
     Commitment and Contingencies                                                       --                     --

     Shareholders' Equity
     Preferred Stock                                                                    --                     --
     Common Stock                                                                    4,419                  4,419
     Additional Paid-In Capital                                                  4,869,796              4,869,796
     Accumulated Deficit                                                        (4,420,941)            (4,420,690)
                                                                                ----------             ----------

     Totals                                                                        453,274                453,525
     Less Treasury Stock                                                                (3)                    (3)
                                                                                ----------             ----------

     Total Shareholders' Equity                                                    453,271                453,522
                                                                                ----------             ----------

     Total Liabilities & Shareholders' Equity                                   $4,262,803             $5,328,303
                                                                                ==========             ==========


See Accompanying Notes to Consolidated Condensed Financial Statements.

FORM 10-Q FQE 7/31/00                               Dynamic International, Ltd.

                 Consolidated Condensed Statements of Operations
                                   (Unaudited)

                                                                            For the Three          For the Three
                                                                             Months Ended           Months Ended
                                                                            July 31, 2000          July 31, 1999
                                                                            --------------         -------------
Net Sales                                                                     $3,466,412             $2,362,567
Other Income                                                                         105                     78
                                                                              ----------             ----------
                                                                               3,466,517              2,362,645

Cost of Sales                                                                  2,679,300              1,593,463
                                                                              ----------             ----------

Gross Profit                                                                     787,217                769,182

Selling, General and Administrative Expenses                                     775,879                685,005

Interest                                                                          11,589                 19,743
                                                                              ----------             ----------
                                                                                 787,468                704,748
                                                                              ----------             ----------

(Loss) Income Before Tax                                                            (251)                64,434

Provision for Income Taxes                                                             0                 25,774
                                                                              ----------             ----------
Net (Loss) Income                                                             $     (251)            $   38,660
                                                                              ==========             ==========

Basic and Diluted (Loss) Income per Common Share                                     0.00                   0.01

Weighted Average Number of Common Shares
     Outstanding                                                               4,418,258              4,418,258

Cash Dividends per Common Share                                                   None                  None

See Accompanying Notes to Consolidated Condensed Financial Statements.

FORM 10-Q FQE 7/31/00                               Dynamic International, Ltd.

                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                               For the Three         For the Three
                                                                                Months Ended          Months Ended
                                                                               July 31, 2000         July 31, 1999
                                                                               -------------         -------------
     Cash Flows from Operating Activities
     Net (Loss) Income                                                           $     (251)            $   38,660

     Adjustments to Reconcile Net (Loss) Income
     to Net Cash Provided (Used In) Operating Activities
          Depreciation                                                               3,989                  6,897

     Changes in Operating Assets and Liabilities:
     (Increase) decrease in:
          Accounts Receivable                                                      256,796               ( 36,191)
          Inventory                                                                396,024                169,819
          Prepaid Expenses                                                         (75,000)              (244,237)
          Other Current Assets                                                      47,400                 (3,822)
          Security Deposits                                                              0                 11,812
     Increase (decrease) in:
          Accounts Payable and Accrued Expenses                                   (175,382)              (188,583)
          Income Taxes Payable                                                           0                 25,775
                                                                                ----------             ----------
          Net Cash - Operating Activities                                          453,576               (219,870)

     Investing Activities:
     Purchase of Property and Equipment                                                  0                 (1,475)
     Net Proceeds from the Sale of Exercise Inventory - Bollinger                  512,215
                                                                                ----------             ----------
          Net Cash Investing Activities                                            512,215                 (1,475)

     Financing Activities:
     Repayments of Banker's Acceptances                                           (600,000)
     Amounts Due From Affiliated Company                                          (289,867)               210,879
                                                                                ----------             ----------
          Net Cash - Financing Activities                                         (889,867)               210,879
                                                                                ----------             ----------

     Net Increase (decrease) in Cash and Equivalents                                75,924                (10,466)

     Cash and Cash Equivalents, Beginning of Periods                                38,833                109,514
                                                                                ----------             ----------
     Cash and Cash Equivalents, End of Periods                                  $  114,757             $   99,048
                                                                                ==========             ==========

See Accompanying Notes to Consolidated Condensed Financial Statements.

FORM 10-Q FQE 7/31/00                               Dynamic International, Ltd.

              Notes to Consolidated Condensed Financial Statements

1.  BASIS OF PRESENTATION

       The Consolidated Condensed Balance Sheet as of July 31, 2000 and the related Consolidated Condensed Statements of Operations and Cash Flows for the three-month periods ended July 31, 2000 and 1999 are unaudited. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position of the Company as of July 31,2000 and the results of their operations for the three months ended July 31,2000 and 1999.

       The April 30, 2000 Balance Sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim consolidated condensed financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the Company's latest annual report on Form 10-K. The results of operations for the three-month period ended July 31, 2000 are not necessarily indicative of the operating results for the entire year or any future interim periods.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements included in the Company's form 10-K for the year ended April 30,2000.

3.   DEBT FINANCING

     On April 30, 1998 the Company entered into a credit agreement with Chase Manhattan Bank ("Chase") for maximum borrowing of $1,500,000 in the form of letters of credit and bankers acceptances. The agreement also provided for a security interest in the inventory and notes and accounts receivables of the Company. In addition, the agreement provided for the personal guarantee of the President and major shareholder of the Company for the entire balance. The credit agreement has been discontinued and there will be no further activity after all banker's acceptances and letters of credit have been paid by the Company. [See Going Concern Note 7]

4.   SUBSEQUENT EVENT

     On August 31, 2000, the Company issued an aggregate of 39,755,178 shares of its common stock, representing a 90% equity interest in the Company immediately subsequent to such issuance, to the several members of Emergent Ventures, LLC ("Emergent Ventures"), a Delaware limited liability company that had theretofore engaged in the business of acquiring equity interests in technology businesses with significant Internet features and applications, in exchange for all of the then outstanding membership interests in Emergent Ventures (collectively, the "Equity Transfer Transaction"), all pursuant to an Equity Transfer and Reorganization Agreement dated as of August 10, 2000 (the "Agreement") by and among the Company, Marton B. Grossman, Isaac Grossman, Emergent Management Company, LLC ("Emergent Management") and the several holders of membership interests in Emergent Ventures.

     Upon consummation of the Equity Transfer Transaction, Emergent Management, which had theretofore owned an approximately 57% equity interest in Emergent Ventures, became the beneficial owner of 22,718,383 shares of the Company's common stock, representing an approximately 51% equity interest in the Company. Daniel Yun and Mark Waldron beneficially own all of the outstanding equity interests in Emergent Management.

FORM 10-Q FQE 7/31/00                               Dynamic International, Ltd.

     Prior to the consummation of the Equity Transfer Transaction, the Company, pursuant to and in accordance with the Agreement, transferred all of its assets (which related to the design, marketing and sale of luggage products) to a newly-formed corporation that was wholly-owned by the Company ("Dynamic International, Inc.") and Dynamic International, Inc. assumed all of the liabilities of the Company (other than outstanding bank debt in the amount of $250,000). Immediately following such transfer of assets and assumption of liabilities and immediately prior to the consummation of the Equity Transfer Transaction, the Company transferred to its stockholders, on a pro-rata basis, all of the issued and outstanding shares of common stock of Dynamic International, Inc..

     As a result of the Equity Transfer Transactions, the Company has become the owner of all of the outstanding equity interests in Emergent Ventures and, accordingly, for legal purposes, the Company has acquired the business and assets of Emergent Ventures. This transaction for accounting purposes, Emergent Ventures has acquired Dynamic, therefore it will be treated as a recapitalization of Emergent. The assets of Emergent Ventures are comprised of significant equity interests in early stage technology companies. Emergent Ventures had previously focused on the acquisition of equity interests in technology businesses with significant Internet features and applications. The Company will continue to focus on such Internet businesses, as well as upon a broad range of other technology-oriented businesses. The Company intends to promote the development of these businesses by offering business development services that cover core management disciplines such as strategic consulting, finance, business development and public relations. In addition, the Company will seek to apply the experience of both its new management team and their affiliates and advisors to, among other matters, review and formulate business models, create performance benchmarks, provide introductions to strategic partners, and advise on, and facilitate the completion of, additional rounds of financing for their network companies.

5.   SETTLEMENT WITH BOLLINGER INDUSTRIES

     On June 2, 2000, the Company finalized a settlement for a patent infringement on three patents. As part of the settlement, the Company agreed to sell its inventory of hand held exercise products to Bollinger Industries at cost less a 20% settlement and agreed to a five year non-compete. A reserve equal to 20% of the hand held inventory was recorded as of April 30, 2000 to account for the settlement.

     The following reflects how the transaction was recorded during the quarter ended July 31, 2000.

     Sale to Bollinger at Cost              $1,089,137.54
     Settlement amount (20% of Cost)        $ (217,828.00)
                                            -------------
     Net sales amount                       $  871,309.54

     Cost of goods sold                       (871,309.54)

     Gross profit                           $       (0.00)


     The Company received $512,215 from Bollinger Industries and the balance of $359,094 was owed as of July 31, 2000.

FORM 10-Q FQE 7/31/00                               Dynamic International, Ltd.

6.  Related Party Transactions

    Pursuant to a Warehouse and Service Agreement dated as of September 1, 1996 [the "Warehousing Agreement"] between the Company and a related party [the "Entity"] wholly owned by a major stockholder, the Entity provides occupancy space and performs certain administrative services on behalf of the Company. Under the Warehousing Agreement, the Entity assists, among other things, in the maintenance of financial and accounting books and records, in the preparation of monthly financial accounts receivable aging schedule and other reports and in the performance of credit checks on the Company's customers. In consideration for these services, the Entity receives an annual fee, payable monthly, calculated at a percentage of the Company's invoiced sales originating at the warehouse ranging from 4% of the invoiced sales under $30 million to 3% of sales of $60 million or more. For sales not originating at the warehouse, the Entity receives a service fee in the amount of 1.5% of the Company's invoiced sales to customers and accounts located in the United States if payment is made by letter of credit and 1% if such customers and accounts are located outside the United States, irrespective of manner of payment. In addition, under the Warehousing Agreement, the Entity provides warehousing services consisting of receiving, shipping, and storage of the Company's merchandise. The Company pays the Entity a monthly fee 3% of its invoiced sales originating at the warehouse in connection with these warehousing services performed by the Entity under the Warehousing Agreement. As part of the Warehousing Agreement, the Company applies an offset for certain shared expenses.

    The Warehousing Agreement had a term of two-years and was renewed on September 1, 1998 for another one year period. This agreement will automatically renew from year to year unless written notice of termination is given at least six months prior to the commencement of a renewal period. Total warehousing and administrative expenses charged to operations for the three months ended July 31, 2000 were $159,263 with a balance due of $878,246 as of July 31, 2000 for the year ended April 30, 2000 were $410,382 with a balance due of $718,983 at April 30, 2000, for the year ended April 30, 1999 were $289,415, with a balance due of $308,601 at April 30, 1999 and for the year ended April 30, 1998 were $183,095 of which $19, 186 was the balance due at April 30, 1998.

    The related party has purchased inventory for the Company and has charged the Company for the invoiced amount of the inventory. In addition, pursuant to an unwritten understanding, the related party arranges for the issuance by its financial lender of letters of credit in favor of the Company's oversea supplier thereby enabling the Company to finance the purchases of its inventory.

    Other amounts payable to the related party totaled $2,074,921, $2,524,052 and $282,828, respectively, at July 31, 2000, April 30, 2000 and 1999. Such amounts represent unpaid inventory purchases, working capital advances, and various fees due to the related party.

7.  GOING CONCERN

    The Company's financial statements are prepared in conformity with general accepted accounting principles, which contemplates the realization of assets and settlements of liabilities in the normal course of business and continuation of the Company as a going concern. The Company has incurred significant net losses for the years ended April 30, 2000 and 1999. This factor creates uncertainty whether the Company can continue as a going concern. The Company's plans to mitigate the effects of uncertainties are to attain its projected positive cash flows from operations as a result of an improved profitability which is projected as a result of anticipated revenue growth with large customers along with implementing its plan on cutting operational expenses. In addition, as a result of the terminated credit arrangement with Chase Manhattan Bank of 2000, the Company may need to continue its economic dependency in borrowings from an affiliated company until alternative funding is arranged.

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

FORM 10-Q FQE 7/31/00                               Dynamic International, Ltd.


     Item 2
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        Three Months Ended July 31, 2000
                 as Compared to Three Months Ended July 31, 1999

     GENERAL

     The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto of the Company included elsewhere herein.

     SUBSEQUENT EVENT

     On August 31, 2000, the Company issued an aggregate of 39,755,178 shares of its common stock, representing a 90% equity interest in the Company immediately subsequent to such issuance, to the several members of Emergent Ventures, LLC ("Emergent Ventures"), a Delaware limited liability company that had theretofore engaged in the business of acquiring equity interests in technology businesses with significant Internet features and applications, in exchange for all of the then outstanding membership interests in Emergent Ventures (collectively, the "Equity Transfer Transaction"), all pursuant to an Equity Transfer and Reorganization Agreement dated as of August 10, 2000 (the "Agreement") by and among the Company, Marton B. Grossman, Isaac Grossman, Emergent Management Company, LLC ("Emergent Management") and the several holders of membership interests in Emergent Ventures.

     Upon consummation of the Equity Transfer Transaction, Emergent Management, which had theretofore owned an approximately 57% equity interest in Emergent Ventures, became the beneficial owner of 22,718,383 shares of the Company's common stock, representing an approximately 51% equity interest in the Company. Daniel Yun and Mark Waldron beneficially own all of the outstanding equity interests in Emergent Management.

     Prior to the consummation of the Equity Transfer Transaction, the Company, pursuant to and in accordance with the Agreement, transferred all of its assets (which related to the design, marketing and sale of luggage products) to a newly-formed corporation that was wholly-owned by the Company ("Dynamic International, Inc.") and Dynamic International, Inc. assumed all of the liabilities of the Company (other than outstanding bank debt in the amount of $250,000). Immediately following such transfer of assets and assumption of liabilities and immediately prior to the consummation of the Equity Transfer Transaction, the Company transferred to its stockholders, on a pro-rata basis, all of the issued and outstanding shares of common stock of Dynamic International, Inc.

     As a result of the Equity Transfer Transactions, the Company has become the owner of all of the outstanding equity interests in Emergent Ventures and, accordingly, for legal purposes, the Company has acquired the business and assets of Emergent Ventures. This transaction for accounting purposes, Emergent Ventures has acquired Dynamic, therefore it will be treated as a recapitalization of Emergent. The assets of Emergent Ventures are comprised of significant equity interests in early stage technology companies. Emergent Ventures had previously focused on the acquisition of equity interests in technology businesses with significant Internet features and applications. The Company will continue to focus on such Internet businesses, as well as upon a broad range of other technology-oriented businesses. The Company intends to promote the development of these businesses by offering business development services that cover core management disciplines such as strategic consulting, finance, business development and public relations. In addition, the Company will seek to apply the experience of both its new management team and their affiliates and advisors to, among other matters, review and formulate business models, create performance benchmarks, provide introductions to strategic partners, and advise on, and facilitate the completion of, additional rounds of financing for their network companies.

FORM 10-Q FQE 7/31/00                               Dynamic International, Ltd.

     RESULTS OF OPERATIONS

     Statements contained herein which are not historical facts are forward looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, the Company's ability to complete development and then market its products and competitive factors and other risk factors detailed herein.

     Sales for the three months ended July 31, 2000, increased by $1,103,000 or 46.7% to $3,466,000 from $2,363,000 for the three months ended July 31, 1999. During the three months ended July 31, 2000, sales to Sears Roebuck & Co. increased by $328,000. Under an agreement dated in June of 2000,the Company agreed to sell its inventory of hand held exercise products to Bollinger Industries Inc for approximately $871,000, included in the $3,466,000.

     The Company's gross profit percentage decreased by 9.8% to 22.7% from 32.5% for the quarter ended July 31,1999.Sales allowances given to customers increased sales by 5.75% to 7.66% of gross sales from 1.91% of gross sales for the quarter ended July 31,1999.The increase in sales allowances of approximately $240,000 for the quarter ended July 31,2000 was primarily the result of increased sales allowances given to Kohl's Department Stores, K Mart, BJ'S Department Stores and Sears of $104,000,$32,000 ,$10,000 and $19,000,respectivley. In addition to the increased sales allowances the sale of the hand held exercise line to Bollinger Industries ,during the quarter ended July 31,2000,did not contribute to the gross profit as the sale of $871,000 was approximately equal to the cost of the merchandise sold. On June 2, 2000, the Company finalized a settlement for a patent infringement on three patents. As part of the settlement, the Company agreed to sell its inventory of hand held exercise products to Bollinger Industries at cost less a 20% settlement and agreed to a five year non-compete. A reserve equal to 20% of the hand held inventory was recorded as of April 30, 2000 to account for the settlement.

     The following represents the transaction as recorded during the quarter ended July 31, 2000.

     Sale to Bollinger at Cost             $1,089,137.54
     Settlement amount (20% of Cost)       $ (217,828.00)
                                           -------------
     Net sales amount                      $  871,309.54

     Cost of goods sold                      (871,309.54)

     Gross profit                          $       (0.00)

     Operating expenses, exclusive of interest expense, for the three months ended July 31, 2000 were $90,000 higher than the three months ended July 31, 1999. This increase is represented approximately by changes in the following expenses:

                                                     Increase
                                                    (Decrease)

     Royalties                                        $65,000
     Shipping Fees                                    $62,000
     Sales Commissions                                $13,000
     Patents & Trademarks                            ($22,000)
     Office Salaries                                 ($19,000)
     Insurance                                       ($10,000)

FORM 10-Q FQE 7/31/00                               Dynamic International, Ltd.

     Royalties, shipping fees and sales commissions increased due to the increased sales volume. Patents and Trademark costs decreased by $22,000 due to reduced expenditures for the Company's hand held exercise products. Office salaries decreased by $19,000 due to the elimination of a position. Insurance expense decreased by $10,000 due to decreased premium costs.

     Interest expense for the three months ended July 31, 2000 decreased by $ 8,000 due to decreased borrowing on the Company's bank credit line.

     The following table sets forth the result of operations for the periods discussed above.

                                        Three Months              Three Months
                                           Ended                      Ended
                                       July 31, 2000             July 31, 1999

     Net Sales                          $3,466,000                 $2,363,000
     Other Income                                0                          0
                                        ----------                 ----------
                                         3,466,000                  2,363,000

     Cost of Goods Sold                  2,679,000                  1,593,000
                                        ----------                 ----------
     Gross Profit                          787,000                    769,000

     Operating Expenses                    775,000                    685,000
     Interest                               12,000                     20,000
                                        ----------                 ----------
                                           787,000                    705,000
                                        ----------                 ----------
     Pretax Income                               0                     64,000


     LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended July 31, 2000, cash provided by operating activities amounted to $454,000. This was the result of decreases in accounts receivable and inventory of $257,000 and $396,000 which were offset by a decrease of $176,000 in accounts payable and accrued expenses. With the sale of the exercise equipment line, management has focused its marketing efforts toward the sale and distribution of the sports bags/luggage products. During the prior year, the product line has demonstrated continuing sales growth. Management has projected a business plan which it believes is realistic, and which, could generate sales growth combined with necessary cost containment measures. Management believes that this business plan could enable the Company to restore its operations to a profitable level. No assurance can be given that any of these anticipated improved results will actually be achieved.

     Financing activities used cash of $890,000. Cash was used to repay banker's acceptances and amounts due to affiliated company of $600,000 and $290,000 respectively. Proceeds from the sale of exercise inventory provided cash of $512,215 (Note 5) and is reflected as an investing activity.


     RELATED PARTY TRANSACTIONS

     Pursuant to a Warehouse and Service Agreement dated as of September 1, 1996 [the "Warehousing Agreement"] between the Company and a related party [the "Entity"] wholly owned by a major stockholder, the Entity provides occupancy space and performs certain administrative services on behalf of the Company. Under the Warehousing Agreement, the Entity assists, among other things, in the maintenance of financial and accounting books and records, in the preparation of monthly financial accounts receivable aging schedule and other reports and in the performance of credit checks on the Company's customers. In consideration for these services, the Entity receives an annual fee, payable monthly, calculated at a percentage of the Company's invoiced sales originating at the warehouse ranging from 4% of the invoiced sales under $30 million to 3% of sales of $60 million or more. For sales not originating at the warehouse, the Entity receives a service fee in the amount of 1.5% of the Company's invoiced sales to customers and accounts located in the United States if payment is made by letter of credit and 1% if such customers and accounts are located outside the United States, irrespective of manner of payment. In addition, under the Warehousing

FORM 10-Q FQE 7/31/00                               Dynamic International, Ltd.

    Agreement, the Entity provides warehousing services consisting of receiving, shipping, and storage of the Company's merchandise. The Company pays the Entity a monthly fee 3% of its invoiced sales originating at the warehouse in connection with these warehousing services performed by the Entity under the Warehousing Agreement. As part of the Warehousing Agreement, the Company applies an offset for certain shares expenses.

    The Warehousing Agreement had a term of two-years and was renewed on September 1, 1998 for another one year period. This agreement will automatically renew from year to year unless written notice of termination is given at least six months prior to the commencement of a renewal period. Total warehousing and administrative expenses charged to operations for the three months ended July 31, 2000 were $159,263 with a balance due of $878,246 as of July 31, 2000 for the year ended April 30, 2000 were $410,382 with a balance due of $718,983 at April 30, 2000, for the year ended April 30, 1999 were $289,415, with a balance due of $308,601 at April 30, 1999 and for the year ended April 30, 1998 were $183,095 of which $19,186 was the balance due at April 30, 1998.

    The related party has purchased inventory for the Company and has charged the Company for the invoiced amount of the inventory. In addition, pursuant to an unwritten understanding, the related party arranges for the issuance by its financial lender of letters of credit in favor of the Company's oversea supplier thereby enabling the Company to finance the purchases of its inventory.

    Other amounts payable to the related party totaled $2,074,921, $2,524,052 and $282,828, respectively, at July 31, 2000, April 30, 2000 and 1999. Such amounts represent unpaid inventory purchases, working capital advances, and various fees due to the related party.

    SEASONALITY AND INFLATION

    The Company's business is highly seasonal with higher sales typically in the second and third quarter of the fiscal year as a result of shipments of exercise equipment and sports bags/luggage related to the holiday season.

    Management does not believe that the effects of inflation will have a material impact on the Company, nor is it aware of changes on prices of material or other operating costs or in the selling price of its products and services that will materially affect the Company's profits. Statements contain1d herein which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, the Company's ability to complete development and then market its products and competitive factors and other risk factors detailed herein.

    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are not exposed to financial market risks from changes in foreign currency exchange rates or changes in interest rates and do not use derivative financial instruments. A substantial majority of our revenue and capital spending is transacted in U.S. dollars. However, in the future, we may enter into transactions in other currencies. An adverse change in exchange rates would result in a decline in income before taxes, assuming that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, such changes typically affect the volume of sales or foreign currency sales price as competitors' products become more or less attractive.

FORM 10-Q FQE 7/31/00                               Dynamic International, Ltd.


PART II.  OTHER INFORMATION


ITEM 1: LEGAL PROCEEDINGS

On July 29,1999,Bollinger Industries filed a complaint in the US District Court for the Northern District of Texas. The complaint alleged infringement of three patents by the Company with respect to one of its exercise steps. Under a settlement agreement dated June 2,2000, in exchange for Bollinger's agreement to dismiss the complaint, the Company agreed to sell its inventory of exercise products, excluding the Spalding Rotaflex, and entered into an agreement not to sell any product that would compete with the items sold for a period of five years. The sale of the inventory occurred on June 12, 2000 and the Bollinger complaint against the Company was dismissed on June 12, 2000.


ITEM 6.    Exhibits and Reports on Form 8-K
           Exhibit 27 - Financial data Schedule

FORM 10-Q FQE 7/31/00                               Dynamic International, Ltd.


                                   Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DYNAMIC INTERNATIONAL, LTD.


     Date  9/19/00                      By  /s/ Daniel Yun
                                               -------------
                                                Daniel Yun