Form 10-Q
period 2000-09-30
EMERGENT GROUP INC/NY
filed 2001-02-20
CIK 1021097

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended September 30, 2000          Commission File Number 0-21475


                               EMERGENT GROUP INC.
             (Exact Name of Registrant as Specified in Its Charter)


         Nevada                                                  93-1215401
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               identification no.)


375 Park Avenue, New York, New York                                   10152
(Address of principal executive office)                             (Zip Code)


                                  212 813-9700
                          (Registrant's telephone no.)


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


As of February 16, 2001, 44,418,528 shares of the Registrant's common stock par value $.001 were issued and outstanding.

                                TABLE OF CONTENTS

PART I.

                                                                                                          Page
                                                                                                          ----

Item 1.           Consolidated Financial Statements.

                  Consolidated Statement of Assets and Liabilities as of September 30, 2000                  1

                  Consolidated Statements of Operations for the Period from
                  Inception (March 8, 2000) to September 30, 2000 and for the
                  Three Months Ended September 30, 2000                                                      2

                  Consolidated Statement of Changes in Net Assets for the Period
                  from Inception (March 8, 2000) to September 30, 2000                                       3

                  Consolidated Schedule of Investments - September 30, 2000                                  4

                  Consolidated Statement of Cash Flows for the Period from
                  Inception (March 8, 2000) to September 30, 2000                                            5

                  Notes to Consolidated Financial Statements                                                 6

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                     11


Item 3.           Quantitative and Qualitative Disclosures About Market Risk                                12


PART II

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      None.

                  (b)      Items 1, 2 and 7; filed September 15, 2000, amended
February 20, 2001; financial statements comprising Item 7 were as follows:

                           Item 7(a) - Financial Statements - Emergent Ventures,
                           L.L.C.:

                           -   Report of Independent Public Accountants
                           -   Statement of Assets and Liabilities - July 31,
                               2000
                           -   Statement of Operations for the period from
                               Inception (March 8, 2000) to July 31, 2000
                           -   Statement of Changes in Net Assets for the period
                               from Inception (March 8, 2000) to July 31, 2000


                           -   Schedule of Investments - July 31, 2000
                           - Statement of Cash Flows for the period from Inception (March 8, 2000) to July 31, 2000
                           -   Notes to Financial Statements


                  Item 7(b) - Pro Forma Financial Information - Emergent
Ventures, LLC and Dynamic International, Ltd.:

                           -   Introduction to Pro Forma Financial Statements
                               (unaudited)
                           -   Pro Forma Combining Balance Sheets (unaudited) -
                               Emergent Ventures,
                               LLC as of July 31, 2000 and Dynamic International,
                                Ltd. as of April 30, 2000
                           -   Pro Forma Combining Statements of Operations
                               (unaudited) - Emergent Ventures, LLC for the period from Inception (March 8, 2000) to July 31,
                               2000 and for Dynamic International, Ltd. for the year ended April 30, 2000
                           - Notes to Pro Forma Statements for the period from Inception (March 8, 2000) to July 31, 2000

PART I
ITEM 1.


EMERGENT GROUP INC.

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES
AS OF SEPTEMBER 30, 2000 (UNAUDITED)

ASSETS:
    Investments                                                                               $3,558,155
    Cash and cash equivalents                                                                  2,050,498
    Other assets, net                                                                            863,172
                                                                                             -----------
                 Total assets                                                                  6,471,825
                                                                                             -----------

LIABILITIES:
    Accrued expenses and other liabilities                                                        66,056
                                                                                             -----------
                 Total liabilities                                                                66,056
                                                                                             -----------
                 Commitments and Contingencies (Note 6)

                 Net assets (applicable to 44,418,528 common shares outstanding)              $6,405,769
                                                                                             ===========


NET ASSET VALUE PER SHARE
($6,405,769 / 44,418,528 common shares outstanding)                                           $      .14
                                                                                             ===========

The accompanying notes are an integral part of this statement.

EMERGENT GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIOD FROM INCEPTION (MARCH 8, 2000) TO SEPTEMBER 30, 2000 AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

                                                                                        Inception            Three Months
                                                                                    (March 8, 2000) -          Ended
                                                                                        Sept. 30,             Sept. 30,
                                                                                           2000                2000
                                                                                  ----------------------- ----------------

EXPENSES:
      Legal and Accounting Fees                                                              $   138,312        $ 101,078
      Office Rent                                                                                109,362           65,224
      Consulting Fees                                                                            105,925           32,695
      Travel                                                                                      54,545           43,603
      Miscellaneous Other Expenses                                                                47,649           18,340
      Temporary Services                                                                          36,890           23,356
                                                                                                  ------           ------

               Total Expenses                                                                    492,683          284,296
                                                                                                 -------          -------

INCREASE IN UNREALIZED DEPRECIATION ON INVESTMENTS                                             1,774,673          661,564
                                                                                               ---------          -------

               Investment Loss                                                                 2,267,356          945,860
                                                                                               ---------          -------
               Decrease in net assets resulting from operations                              $ 2,267,356        $ 945,860
                                                                                             ===========         ========

EARNINGS PER SHARE DATA:
      Basic and Diluted Earnings Per Share                                                   $     (.06)        $   (.02)
                                                                                                ========         ========
      Weighted Average Common Shares Outstanding                                              40,430,987       41,275,748
                                                                                              ==========       ==========




The accompanying notes are an integral part of these statements.

EMERGENT GROUP INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS FOR THE PERIOD FROM INCEPTION (MARCH 8, 2000) TO SEPTEMBER 30, 2000

DECREASE IN NET ASSETS RESULTING
     FROM OPERATIONS:
       Investment loss                                                                      $(2,267,356)
                                                                                              ---------
                 Decrease in net assets resulting  from operations                           (2,267,356)

INCREASE IN NET ASSETS

       Contributions by members:
                 Cash                                                                         7,500,000
                 Investments contributed at fair value                                        1,173,125
                                                                                              ---------
                        Total Contributions                                                   8,673,125
                                                                                              ---------

                 Total Increase in Net Assets                                                 6,405,769

NET ASSETS, BEGINNING OF PERIOD                                                             $   -
                                                                                            -----------
NET ASSETS, END OF PERIOD                                                                   $ 6,405,769
                                                                                            ===========


The accompanying notes are an integral part of this statement.

EMERGENT GROUP INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2000


                                                                                       % of Net
  Number of Shares          Description                    Cost            Value        Assets            Industry
------------------------------------------------------------------------------------------------------------------------------------
                    TRADING INVESTMENTS:

      183,334           Net Value Holdings Inc.     $     2,000,000  $      343,751        5.3%   Internet Consulting
       25,020           eMarketplace Inc.                   135,625          17,201          3%   B2B Platform Developer
                                                    ---------------  --------------   ---------

                                                          2,135,625         360,952        5.6%
                                                    ---------------  --------------   ---------

                     NON-TRADING INVESTMENTS:

                        EQUITY SECURITIES
                        -----------------

    1,136,506           Olliance Inc.                       709,703         709,703       11.1%   Open Source Software Consulting
      333,333           Sanarus Medical Inc.                500,000         500,000        7.8%   Medical Device Manufacturer
      200,000           SundoTelecom Co. Ltd                150,000         150,000        2.3%   Korean Telecom
        6,000           Digital Media Co., Ltd               50,000          50,000         .8%   Internet Hosting Company
      200,000           Biotel Co. Ltd                      150,000         150,000        2.3%   Scientific Instruments And Bio
                                                                                                  Sensors
       -                RFP Marketplace                     250,000         250,000        3.9%   B2B ASP
      808,823           eCongo.com                          687,500         687,500       10.7%   E-Commerce Infrastructure Provider
      100,000           Interbio Co. Ltd                    100,000         100,000        1.6%   Korean Technology Holding Company
                                                    ---------------  --------------   ---------

                                            Subtotal      2,597,203       2,597,203       40.5%
                                                    ---------------  --------------   ---------

                           DEBT SECURITIES
                           ---------------
Convertible Debt           eCongo.com, Inc.                 600,000         600,000        9.4%   E-Commerce Infrastructure Provider
                                                    ---------------  --------------   ---------

                           Total cost/value of
                              investments               $ 5,332,828     $ 3,558,155       55.5%
                                                    ===============  ==============   =========



The accompanying notes are an integral part of this schedule.

EMERGENT GROUP INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM INCEPTION (MARCH 8, 2000) TO SEPTEMBER 30, 2000


                                                                                           Unaudited
                                                                                           Sept. 30,
                                                                                             2000
                                                                                        ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net decrease in net assets resulting from operations                                $    (2,267,356)
    Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
          Unrealized Depreciation on Investments                                              1,744,673
          Depreciation of fixed assets                                                           12,552
          Increase in operating assets:
              Other assets                                                                     (875,724)
          Increase in operating liabilities:
              Accrued expenses and other liabilities                                             66,056
Investing activities:
                Purchases of securities                                                      (4,129,703)
                                                                                           ------------
                 Net cash used in operating activities                                       (5,449,502)
                                                                                           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Contributions by Members                                                                  7,500,000
                                                                                        ----------------
                 Net cash provided by financing activities                                    7,500,000
                                                                                        ----------------
                 Net increase in cash and cash equivalents                                    2,050,498

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 -
                                                                                        ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $     2,050,498
                                                                                        ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    CONTRIBUTION BY MEMBERS OF INVESTMENTS                                              $     1,173,125
                                                                                        ===============




The accompanying notes are an integral part of this statement.

EMERGENT GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000

The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the periods presented.

The results of operations presented for the period from inception (March 8, 2000) to September 30, 2000 and three months ended September 30, 2000, are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

1.  BACKGROUND AND FORMATION

    Emergent Ventures, LLC (the "Fund") was formed and commenced operations in the State of Delaware on March 8, 2000. The company was formed to invest primarily in global private equity investment opportunities in information technology, health care and medical technology companies.

    Emergent Ventures, LLC's equity capitalization consisted of a contribution of $1,173,125 in securities by Emergent Management Company, LLC (the "Manager"), a Delaware limited liability company, for 58% of Emergent Ventures, LLC's equity interest, and a contribution of $7,500,000 in cash by other members in return for the remaining 42% of Emergent Ventures, LLC's equity interest.

    On August 31, 2000, the Fund consummated the transactions contemplated by the Equity Transfer Transaction (the "Transfer"), all pursuant to an Equity Transfer and Reorganization Agreement dated August 10, 2000 (the "Agreement"), by and among Dynamic International, Ltd. ("Dynamic"), certain of its shareholders, Emergent Management Company, LLC, and the several holders of membership interests in the Fund.

    Pursuant to the Agreement, the Fund contributed substantially all of its assets to Dynamic in exchange for the issuance of approximately 39,000,000 shares of Dynamic's common stock to the members of the Fund. Dynamic subsequently changed its name to Emergent Group Inc.

    On August 31, 2000, pursuant to and in accordance with the Agreement, prior to the consummation of the Transfer, Dynamic transferred all of the assets and liabilities (other than outstanding bank debt in the amount of $250,000) to a wholly-owned corporation of Dynamic named Dynamic International Inc. Dynamic International Inc. acquired the transferred assets, assumed the remaining liabilities and indemnified Dynamic against any liabilities relating to or arising out of the transferred assets and the assumed liabilities.

    For financial accounting purposes, the acquisition was accounted for as a recapitalization by the Fund (as the accounting acquiror) with Dynamic (as the accounting acquiree). After the Transfer, the former members of the Fund became the beneficial owners of approximately 39,000,000 shares of Dynamic's common stock, representing approximately a 90% interest in Dynamic. Each of the Directors of Dynamic immediately resigned prior to the consummation of the Transfer. The principal interest holders of the Manager of the Fund were elected as directors of Dynamic and now comprise a majority of Dynamic's directors, and serve as Dynamic's executive officers.

2.  SIGNIFICANT ACCOUNTING POLICIES

    The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Significant accounting policies are as follows:

      PORTFOLIO VALUATION, TRADING INVESTMENTS

      Trading investments are recorded in the accompanying financial statements on the following basis: any security which is traded on an internationally or nationally recognized securities exchange or the Nasdaq Stock Market National Market System ("Nasdaq") shall be valued at the last sale price on the date of valuation as quoted on such exchange or market, as the case may be, which represents the principal market on which such security is traded. If there is no sale of such security on such day, such security shall be valued at the mean of the closing bid and asked prices on such day. If no bid or asked prices are quoted on such day, such security shall be valued by such method as the Manager of the fund shall determine in good faith to reflect its fair value.

      Any security which is traded principally in the over-the-counter market (but excluding securities admitted to trading on Nasdaq) shall be valued at the latest bid price available on the date of valuation.

      PORTFOLIO VALUATION, NONTRADING INVESTMENTS

      Securities or investments and assets of the Fund other than Trading Investments as well as investments of the Fund where no market value can be determined either (i) because there is no public market or (ii) the market is not deemed to be an indicator of value because of limited float or trading activity shall be assigned such value as the Manager or a third party engaged to provide such service shall determine in good faith to reflect its fair value. The Manager has determined that such securities shall be valued generally at cost, unless during the subsequent period there is an independent third-party transaction establishing a different value or another material transaction affecting such value.

      The investments included in the accompanying Consolidated Statement of Assets and Liabilities have been valued in accordance with the Fund's non-trading investment valuation policy.

      INVESTMENT TRANSACTIONS AND INVESTMENT INCOME

      Transactions are accounted for on the trade date in the case of public market transactions or on the date of purchase in other cases. Interest income is recorded on the accrual basis; dividend income paid in cash is recorded on the date on which the payment is fixed, while dividend income paid in marketable securities is valued on the date such securities are sold (as it is the Fund's policy not to hold these securities).

      REALIZED AND UNREALIZED GAINS AND LOSSES ON INVESTMENTS

      Management's policy is to include unrealized holding gains and losses on trading securities and to report them as a net amount in operations. Realized gains and losses on the sale of trading securities are determined using the specific identification method.

      The Fund Manager estimates that the costs and fair values of the non-marketable securities are the same at September 30, 2000. Therefore, no unrealized gains or losses have been recorded. The Fund did not sell or trade any of its securities during the period ended September 30, 2000 and accordingly, has not recognized any realized gains or losses.

      TAXES

      Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from tax losses and tax credit carryforwards. A valuation allowance is recorded to reflect the likelihood of realization of deferred tax assets.

      CASH AND CASH EQUIVALENTS

      The Fund considers its investments in time deposits that have an original maturity of less than 90 days to be cash equivalents.

      DUE DILIGENCE COSTS

      Expenses incurred for professional fees in connection with the due diligence investigation of potential investments and related costs incurred will be capitalized. All other due diligence expenses will be expensed as incurred.

      OTHER ASSETS

      The company has purchased fixed assets for use in its operating office. The assets are being depreciated over their estimated useful lives of five to seven years. Depreciation expense for the period from inception (March 8, 2000) to September 30, 2000 and for the three months ended September 30, 2000 was $12,552 and $5,913, respectively.

                Other Assets consist of the following at September 30, 2000:

                Security Deposit for Office Space                    $ 195,672
                Fixed Assets, net                                      405,864
                Due from Related Parties                               261,636
                                                                    ----------
                                                                     $ 863,172
                                                                    ==========


      FINANCIAL AND BUSINESS RISKS RELATED TO NON-MONETARY SECURITIES

      A significant portion of the Fund's assets are invested in non-marketable securities which may involve significant business and financial risks and may result in substantial losses. Due to of the absence of any liquid trading market for these investments, the Fund may take longer to liquidate these positions than would be the case for marketable securities. These securities may be resold in privately negotiated or public sale transactions and the prices realized on such sales could be less than those originally paid by the Fund. Further, companies whose securities are not marketable may not be subject to the disclosure and other investor protection requirements applicable to companies whose securities are publicly traded.

      EARNINGS PER SHARE

      The Fund computes net loss per share in accordance with SFAS No. 128, "Earnings Per Share". Under the provisions of SFAS No. 128, basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statements of operations. The Fund has presented the weighted average number of common shares outstanding as though the recapitalization of the Fund, occurring upon the Transfer, had occurred as of the Fund's inception date, (March 8, 2000), and the shares had been issued and outstanding.

      USE OF ESTIMATES

      The preparation of the financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

      AVERAGE INVESTMENT

      There is no stated minimum or maximum investment; however, the Manager will generally look to make investments resulting in ownership of between 5% and 25% of portfolio companies.

      TERM

      The Fund will terminate ten years from the date of the initial closing, but may be extended at the discretion of the Manager.

3.  STOCKHOLDERS' EQUITY

      Stockholders' equity consists of the following at September 30, 2000:

           Common stock, $.001 par value: 50,000,000 shares authorized;
              44,418,528 shares issued and outstanding                           $   44,419
           Paid-in capital                                                        8,628,706
           Net increase in net assets resulting from operations                  (2,267,356)
                                                                                -----------
                        Net assets applicable to common shares outstanding        $6,405,769
                                                                                ===========

      Policies with respect to allocations, distributions, withdrawals and transfers are as follows:

      ALLOCATIONS

      The Fund's net profits will be allocated 80% to the members in proportion to their respective membership interests in the Fund and 20% to the Manager (the "Manager Allocation"). Net losses, if any, will be allocated in the same manner as net profits. Notwithstanding the foregoing, no amounts will be allocated to the Manager until prior losses, if any, that have been allocated to the members have been recouped.

      DISTRIBUTIONS

      Distributions of net profits will be made on an annual basis. Distributions constituting a return of capital will not commence until the fifth year of the Fund's term and may include distributions of portfolio securities. All distributions will be made to the members and the Manager in proportion to their respective interests in the net profits of the Fund.

4.  CAPITAL COMMITMENTS

      The private offering memorandum agreement between the Fund and its members does not stipulate the requirements for members to contribute additional capital. Any new membership interest units purchased by new members will result in a dilutive interest on behalf of the existing members.

5.  THE FUND

    MANAGER

    The Manager of the Fund is Emergent Management Company, LLC, a Delaware limited liability company.

    BASIC MANAGEMENT FEE

    The Fund will pay the Manager a quarterly basic fee in an amount equal to 0.25% (i.e., 1% per annum) of the net assets of the Fund. The basic fee is paid as soon as practicable after the last day of each calendar quarter and is calculated based on the net assets of the Fund as of the end of such quarter (adjusted for subscriptions and redemptions made during the quarter). The basic fee is deducted in determining the net profit or net loss of the Fund. In the event the Fund is not in existence for the entire calendar quarter, the basic fee for such quarter shall be prorated.

    EXPENSES

    The Manager will be responsible for and shall pay, or cause to be paid, all of the Manager's ordinary office overhead expenses, including rent, supplies, secretarial expenses, printing and stationery, charges for furniture and fixtures and compensation of security analysts and administrative personnel. All other expenses will be borne by the Fund, including organizational expenses, expenses of this offering, legal, accounting, auditing and other professional expenses, investment expenses such as commissions, research expenses (including research-related travel expenses), interest on margin accounts, custodial fees and other reasonable expenses related to the purchase, sale or transmittal of Fund assets.

6.  RELATED PARTY TRANSACTIONS

    Emergent Group Inc. is owned 58% by Emergent Management Company, LLC, an entity controlled by the principal stockholders of the Fund. In addition, another entity owned by the principal stockholders of the Fund paid the majority of the operating expenses for the period from inception (March 8, 2000) to September 30, 2000 on the Fund's behalf. Upon the receipt of its initial funding, the Fund reimbursed the related party in full. This related party owes the Fund $261,636. This amount is expected to be paid on or before March 31, 2001.

7.  COMMITMENTS AND CONTINGENCIES

    The Fund's related party has entered into a lease agreement for office space that will be shared by all of the related entities. The agreement expires on March 31, 2005.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, and actual results could be significantly different than those discussed in this Quarterly Report on Form 10-Q. All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company on the date thereof, and the Company assumes no obligation to update any forward-looking statements.

OVERVIEW

Emergent Ventures, LLC (the "Fund") was formed and commenced operations in the State of Delaware on March 8, 2000. The company was formed to invest primarily in global private equity net investment opportunities in information technology, health care and medical technology companies.

Emergent Ventures, LLC's equity capitalization consisted of a contribution of $1,173,125 in securities by Emergent Management Company, LLC (the "Manager"), a Delaware limited liability company, for 58% of Emergent Ventures, LLC's equity interest, and a contribution of $7,500,000 in cash by other members in return for the remaining 42% of Emergent Ventures, LLC's equity interest.

On August 31, 2000, the Fund consummated the transactions contemplated by the Equity Transfer Transaction (the "Transfer"), all pursuant to an Equity Transfer and Reorganization Agreement dated August 10, 2000 (the
"Agreement"), by and among Dynamic International, Ltd. ("Dynamic"), certain of its shareholders, Emergent Management Company, LLC, and the several holders of membership interests in the Fund.

Pursuant to the Agreement, the Fund contributed substantially all of its assets to Dynamic in exchange for the issuance of approximately 39,000,000 shares of Dynamic's common stock to the members of the Fund. Dynamic subsequently changed its name to Emergent Group Inc.

On August 31, 2000, pursuant to and in accordance with the Agreement, prior to the consummation of the Transfer, Dynamic transferred all of the assets and liabilities (other than outstanding bank debt in the amount of $250,000) to a wholly-owned corporation of Dynamic named Dynamic International Inc. Dynamic International Inc. acquired the transferred assets, assumed the remaining liabilities and indemnified Dynamic against any liabilities relating to or arising out of the transferred assets and the assumed liabilities.

For financial accounting purposes, the acquisition was accounted for as a recapitalization by the Fund (as the accounting acquiror) with Dynamic (as the accounting acquiree). After the Transfer, the former members of the Fund became the beneficial owners of approximately 39,000,000 shares of Dynamic's common stock, representing approximately a 90% interest in Dynamic. Each of the Directors of Dynamic immediately resigned prior to the consummation of the

Transfer. The principal interest holders of the Manager of the Fund were elected as directors of Dynamic and now comprise a majority of Dynamic's directors, and serve as Dynamic's executive officers.

RESULTS OF OPERATIONS

For the three months ended September 30, 2000, we incurred a loss of approximately $946,000. The loss resulted from expenses being incurred due to an increase in operations and investing activities. The unrealized loss of $661,564 on investments is due to the general decline in value of technology and Internet related companies.

For the nine months ended September 30, 2000, we incurred a net loss of approximately $2,267,000. The loss resulted from expenses being incurred due to an increase in operations and investing activities. The unrealized loss of $1,774,673 on investments is due to the general decline in value of technology and Internet related companies.

For the three month period ended September 30, 2000, the net loss per share of $ (0.02), was primarily a result from an increase in operations and investing activities. For the nine month period ended September 30, 2000, the net loss per share of $ (.06) resulted from an increase in operations and investing activities.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities for the nine months ended September 30, 2000 was $5,450,000, comprising principally of an increase in other assets of approximately $876,000, funding of operating expenses of approximately $414,000 and purchases of securities of approximately $4,160,000.

Cash provided by financing activities of $7,500,000 for the nine months ended September 30, 2000, was the result of contributions by shareholders of the company.

We believe that on a short-term and long-term basis we will have sufficient funds for working capital, capital expenditures from our existing working capital and increased cash flow from operations resulting from the generation of management fees. We believe that our current cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

We are not exposed to financial market risks from changes in foreign currency exchange rates or changes in interest rates. We do not use derivative financial instruments.

                                   SIGNATURES



         Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   February 20, 2001
                                          EMERGENT GROUP INC.
                                              (Registrant)


                                          By:    /s/Daniel Yun
                                                   Daniel Yun
                                                   Chairman