Form 10-K405
period 2000-12-31
EMERGENT GROUP INC/NY
filed 2001-03-30
CIK 1021097

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000

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

                                 375 Park Avenue
                            New York, New York 10152
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (212) 813-9700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 Par Value
                                (Title of class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|X|

      The aggregate market value of the common equity held by non-affiliates of the registrant as of February 28, 2001 was approximately $_____ million.

      The number of shares of the registrant's common stock outstanding as of February 28, 2001 was 44,173,280.

                           FORWARD-LOOKING STATEMENTS

      We believe this annual report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management, based on information currently available to our management. When we use words such as "believes," "expects," "anticipates," "intends," "plans," "estimates," "should," "likely" or similar expressions, we are making forward-looking statements. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results and stockholder values may differ materially from those expressed in the forward-looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. Stockholders are cautioned not to put undue reliance on any forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

      For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors." In addition to the Risk Factors and other important factors discussed elsewhere in this annual report, you should understand that other risks and uncertainties and our public announcements and SEC filings could affect our future results and could cause results to differ materially from those suggested by the forward-looking statements.

                                     PART I

Item 1. Business

      We are a merchant banking firm whose targeted client base is the emerging growth and small to mid-capitalization company--a company with an enterprise value of $10.0 million to $250.0 million. The term "enterprise value" in this context means the value we place on the client company on a post-transaction basis in determining the price of securities to be sold and the percentage of the client company represented by those securities in a proposed transaction.

      Merchant banks are essentially in the business of finding opportunities and sources of funding and, with investors' money and their own capital, financing growth and facilitating transactions for, and among their clients. The distinguishing characteristics of a merchant bank are that it commits its own capital, or the capital of its principals, to a transaction, either in the form of debt, typically short-term bridge financing, or equity, and that it generally receives an equity position in the client company as part or all of the compensation for its services.

      Our principal executive offices are located 375 Park Avenue, New York, New York 10152 and our telephone number is (212) 813-9700.

Recent Developments

      o On August 31, 2000, when we were still known as Dynamic International, Ltd., we issued an aggregate of 39,755,178 shares of our common stock, representing 90% of our equity immediately subsequent to such issuance, to the several members of Emergent Ventures, LLC, a Delaware limited liability company formed in March 2000 that was engaged in the business of acquiring equity interests in companies engaged in information technology, health care and medical technology companies, in exchange for all of the then outstanding membership interests in Emergent Ventures.

      Upon consummation of this transaction, we became the owner of all of the outstanding equity of Emergent Ventures, and Emergent Venture's management became the collective beneficial owners of approximately 51% of our equity and its designees then constituted a majority of the members of our board of directors, thereby effecting a change in our control.

      Immediately prior to this transaction, we transferred all of our assets, which related to the design, marketing and sale of sports and exercise equipment, to a newly-formed corporation that was controlled by Marton Grossman, one of our directors and, prior to such transaction, one of our principal shareholders.

      o     On November 6, 2000, we changed our name to "Emergent Group Inc."

      o On January 23, 2001, we entered into an agreement and plan of merger and reorganization among ourselves, Medical Resources Management, Inc. and MRM Acquisition Inc., our wholly-owned subsidiary, which calls for the merger of Acquisition with and into MRM and the exchange of each outstanding share of MRM common stock for 0.37 shares of our common stock. Depending upon the price of our common stock during the 10 trading days immediately preceding the closing of the merger, the exchange ratio may increase to a maximum of 0.60 shares of our common stock for each share of MRM's common stock.

      MRM (OTC Bulletin Board: MRMC) provides medical equipment solutions in the areas of laser surgery, cryosurgery, brachytherapy and other capital-intensive medical technologies to health care facilities and physicians. In addition to offering medical equipment and certified technician services on a per procedure basis, MRM provides extensive training and support services to health care professionals.

      Consummation of this merger is subject, among other conditions, to the approval of MRM's shareholders. If and when this transaction is consummated, MRM will become our wholly-owned subsidiary.

Merchant Banking

      Merchant banking is the process of acting as principal and agent in a financing, merger or acquisition, or of merely acting as principal in one of these transactions. Merchant banks are financial intermediaries. They are like banks in that they commit their own capital for the medium to long term. But unlike banks, they do not take deposits from the general public. They perform many of the same services performed by investment banks, but generally do not underwrite securities and distribute them to the public. Merchant banks are essentially in the business of finding opportunities and sources of funding and, with investors' money and their own capital, financing growth or facilitating transactions for their clients. The distinguishing characteristics of a merchant bank are that it commits its own capital, or the capital of its principals to a transaction, either in the form of debt (such as short-term bridge financing) or equity, and that it generally receives an equity position in the client company as part or all of the compensation for its services. A merchant bank also often acts as agent by putting in place the permanent debt or equity financing provided by others.

Targeted Market

      The targeted market for our services is the emerging growth and small to mid-capitalization company with an enterprise value of from $10.0 million to $250.0 million. Our management believes that this business sector is under-served by traditional investment banking firms, because either the sizes of the transactions are too small to interest traditional investment banking firms or the companies involved are not mature enough for an initial public offering. At the same time, the size of these businesses is such that their in-house financial planning capabilities are limited and can more efficiently be outsourced. Our plan is to develop a specialized high-quality financial services firm to serve this market niche.

Collaborative Relationships

      In furtherance of our business strategy, we endeavor to promote collaboration among our clients to help them gain significant cross-selling and marketing benefits. We encourage and coordinate joint marketing activities where certain of our clients can together offer comprehensive solutions in particular markets, as well as facilitate the efforts of our clients to assist each other in accessing their respective customer bases. We also promote the sharing of information and expertise among our clients regarding technology, operational issues, market opportunities and other strategic and business matters.

      We seek to capitalize on relationships of our executive officers and directors, as well as those persons who have invested in certain of our affiliates, to identify collaborative opportunities for our existing clients, as well as prospective new clients.

Client Selection Criteria

      In evaluating each potential target client, our executive officers consider all or a majority of the following criteria:

      o Opportunity to acquire equity or operational and managerial control of the target;

      o Experience and skill of management and availability of additional necessary personnel;

      o Opportunity for joint marketing, cross-selling and sharing of business information and technical expertise with both existing and prospective clients;

      o     Growth potential of target and the industry in which it operates;

      o     Competitive position of the target;

      o     Stage of development of the target's product, process or service;

      o Degree of current or potential market acceptance of the target's process or service;

      o Proprietary features and degree of intellectual property or other protection of the target's product, process or service;

      o     Target's capital requirements;

      o     Regulatory environment of the industry in which the target operates;
            and

      o     Costs associated with effecting the acquisition.

Financing Activities

      We expect that our primary thrust will be assembling and providing financing for our clients in the short to medium term and arranging equity financing for the longer term. In the typical transaction, we will assist the client in preparing its financial plan, recommend the type and terms of the financial instruments to be sold to raise the proposed financing, assist in preparing a business plan, offering memorandum or other disclosure document for investors, identify potential investors (generally including primarily those with which we have an ongoing relationship) and generally manage completion of the financing. While our equity investment in a client may extend for several years, we do not expect to remain permanent investors in the client. Investments will be structured with a view toward an exit strategy both for us and for other investors we bring to the transaction. In some cases we expect to make bridge loans of a year or less in order to facilitate permanent financing through a public offering or merger or acquisition.

Related Services

      In addition to direct investment in our clients, we intend to provide clients on an "as needed" basis with:

      o Advice in structuring capital-raising proposals to make them attractive to outside investors;

      o Identification of possible merger, acquisition or joint venture candidates;

      o     Assistance in financial planning and cash flow analysis;

      o Introductions to underwriters for public offerings and placement agents for private offerings that go beyond the client's financial capacity;

      o Investor relations services, including introductions to potential marketmakers for the client's securities;

      o Assistance in identifying and filling gaps in the client's management structure; and

      o Rendering opinions as to the fairness of transactions where there may be an actual or potential conflict of interest among parties to a transaction or their managements.

Sources of Revenue

      Traditionally, merchant bankers have been compensated for their efforts through equity participation in the client company, and we intend generally to follow that model. Such equity participation may include a direct stock interest, warrants to purchase additional shares (in addition to those taken by outside investors), stock options or other similar derivative instruments. Where appropriate, we may also receive a cash fee for services such as valuations, fairness opinions or studies requested by the client. We may also receive recurring consulting fees. Because our compensation will generally come through appreciation in the equity that we receive, it is possible that we may experience negative cash flow for an extended period of time. In addition, because of our limited size, and because the time our compensation is converted to cash is largely within the control of clients, we expect that our income and cash flow will fluctuate substantially from year to year and will be hard to predict.

Importance of Relationships

      Merchant banking generally, and our proposed business in particular, is heavily dependent on maintaining ongoing relationships with one or more institutional or other investors who invest with the merchant bank in financing transactions structured by it. In our case, our principals are also principals of our other affiliated companies. Historically, several other institutional investors and a number of high net worth individuals have participated in transactions structured by our principals. However, neither our affiliated companies nor any of these other investors has made any commitment to participate in our transactions, and their willingness to do so will depend almost entirely on their continued confidence in our ability to select candidates for financing that will generate attractive returns to them in the future.

      Ongoing relationships with our merchant banking clients will also be important to our plan of operations. Virtually all equity-oriented non-public financing transactions require some "exit strategy" for the investor. Although the exit strategy will often be an offering of securities to the general public, it may also take the form of a sale of the client company or a similar transaction. Accordingly, it is important to maintain a close relationship with other businesses which may have an interest in transactions that could furnish the investor with an exit from his investment. As a result, merchant banking clients tend to be concentrated in a limited number of industries or market segments.

      It is our intention, wherever possible, to follow the industry model and maintain, at our option, at least one director on the board of each of our clients as well as assuming an active role in recruiting key executives for the client.

      Finally, since we do not expect to underwrite public offerings ourselves, we will need to establish continuing relationships with investment banking firms who are active in that business. While our principals have each been employed by top tier investment banking firms, we do not have any pre-existing relationship with any investment banking firms and none of these firms has extended any commitment to underwrite proposed public offerings. We may bring them in the future. Their willingness to do so will depend largely on our ability to develop a track record of having brought attractive IPO candidates to them.

Industry Focus

      Information, like relationships, is an important element of the merchant banking business. The merchant banker must know who the key players are in the industries where it invests and provides services, both to identify potential clients and assess the risk of investing in them, and to identify opportunities for these clients including potential merger or joint venture partners. For the smaller merchant bank, this means it must, as a practical matter, concentrate geographically or by industry focus group or both. Historically, our principals have concentrated their research efforts in the technology sectors. We expect that this focus will continue for the near term but that if and when we expand our operations, the industry scope of our operations will also expand.

Transaction Size

      In most cases, we and/or our affiliates, will act as the lead investor, with the balance of each transaction being syndicated to a limited number of high net worth individuals and financial institutions.

Conflicts from the Merchant Banking Relationship

      The merchant banking relationship creates certain conflicts that cannot be avoided. Since we will be advising our clients in structuring financing transactions and will be investing our own funds and those of our principals in those same transactions, we will often be "on both sides of the table." In addition, since investment transactions are likely to concentrate in a limited number of industries, overlapping board representation may create a recurring potential for the misuse of information acquired from one client for the benefit of another. In order to minimize such conflicts, we intend to regularly review the composition of our client boards and request prompt information updates as to additional companies that board members may be directing or advising. We intend to seek advice regularly from unrelated third parties regarding structuring transactions in which we will be taking a substantial interest.

Conflicts from Other Activities of Our Principals

      None of our executive officers will be devoting 100% of his or her time to our business. Each will continue to act as executive officers of our other affiliates.

      We have established a policy to address conflicts of interest that arise between us and our directors, officers and affiliates and entities in which these persons have an interest. Under this policy, we intend that any future transactions between ourselves and these persons and entities will be on terms no less favorable to us than can be obtained on an arm's-length basis from unaffiliated third parties. Further, any of these transactions which we do not consider to be in the ordinary course of business will be subject to approval by the independent members of our board. However, this conflicts policy cannot guarantee that every contract or other transaction involving a conflict of interest will be on terms as favorable to us as would have existed in the absence of the conflict of interest. Further, this policy cannot guarantee that we will not enter into transactions which we would not otherwise have entered into absent our relationship with the affiliated party.

Uncertain Impact of SEC Initiatives

      The SEC has adopted a number of changes to its rules and forms which are designed to deter various fraudulent activities in the "micro-cap" market. The targeted market of our services is substantially identical to that of companies at which these initiatives are directed. These initiatives would, among other things, prevent a company from issuing "free-trading" shares of its common stock in small offerings that are not registered with the SEC unless certain conditions are met. A company will be permitted to issue free-trading shares in non-registered transactions of under $1 million only if it registers the securities in at least one state which requires delivery of a disclosure document to investors, and delivers that disclosure document to investors in all states in which the securities are sold. State registration involves significant increases in the costs of completing a small offering and also in the time to complete the offering, since the state registration procedure requires the company to wait for review and comments by the state securities examiner and clearance of the document before the transaction can proceed. While it seems clear that these initiatives will increase the costs of small issuers in raising capital, we cannot predict what impact they will have on our business. If the effect of high capital raising costs is to effectively shut out the small issuer from a public market, those issuers may turn to other methods of raising capital that do not require our services.

Government Regulations and Legal Uncertainties

      U.S. companies that have more than 100 shareholders or are publicly traded in the U.S. and are, or hold themselves out to be, engaged primarily in the business of investing, reinvesting or trading of securities are regulated under the Investment Company Act of 1940. Although we believe that we are actively engaged in business and are not an investment company, we will also rely on an SEC rule that allows us to avoid investment company regulation so long as at least 55% of our total assets are represented by, and at least 55% of our income is derived from, majority-owned subsidiaries, primarily controlled companies and other assets that meet the requirements of that rule. To maintain compliance with this rule, we may be unable to sell assets which we would otherwise want to sell and may need to sell assets which we would otherwise want to retain. In addition, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired and may need to forego opportunities to acquire interests in attractive companies that might be important to our business strategy. In addition, because our clients may not be majority-owned subsidiaries or primarily controlled companies either when we acquire interests in them or at later dates, changes in the value of our interests in our clients and the income/loss and revenue attributable to our clients could require us to register as an investment company. Investment Company Act regulations are inconsistent with our strategy of actively managing, operating and promoting collaboration among our network of clients, and it is not feasible for us to operate our business as a registered investment company. We believe that because of the planned structure of our interests in our clients and our business strategy, we will not be regulated under the Investment Company Act. However, we cannot assure you that the structure of our client interests and our business strategy will preclude regulation under the Investment Company Act, and we may need to take specific actions which would not otherwise be in our best interests to avoid such regulation.

      If we fall under the definition of an investment company, and are unable to rely on an SEC rule that would allow us to avoid investment company regulation so long as at least 55% of our total assets are represented by, and at least 55% of our income is derived from, assets that meet the requirements of that rule, we can rely on another SEC rule that would exempt us from the requirement of registering as an investment company through August 2001. Thereafter, we must either register under the Investment Company Act or seek an administrative exemption from regulation under the Investment Company Act.

      If, despite our efforts, we were required to register as an investment company, we would have to comply with substantive requirements under the Investment Company Act applicable to registered investment companies. These requirements include:

      o     limitations on our ability to borrow;

      o     limitations on our capital structure;

      o     restrictions on acquisitions of interests in associated companies;

      o     prohibitions on transactions with affiliates;

      o     restrictions on specific investments; and

      o compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations.

      o These rules and regulations would significantly change our operations and prevent us from executing our business model.

Trademarks

      In view of our limited operating history, trademarks are not significant to our business.

Regulation

      Although our management believes that we are not required to register under federal securities law as an investment company, an investment adviser, or a broker-dealer, our business, and the securities industry generally, are subject to extensive regulation at both the Federal and state levels. Failure to comply with any of these laws, rules or regulations could result in fines, suspension or expulsion, which could have a material and adverse effect upon our business.

Competition

      We face competition from several sources. Our proposed services overlap with many of the services provided by investment banks, by venture capitalists and to a lesser degree by commercial banks. We expect to face strong competition from each of these sources. Although we believe the small capitalization company that is our target market is underserved by traditional investment banking firms, there are many companies within that size range which will also be targeted by investment banks. We believe this will primarily be the case in industries that are especially popular with investors at a particular time. Many traditional investment banks, venture capital firms and commercial banks that will be competing with us have far greater capital than we have and many or most of them are able to offer existing and potential clients broader research capabilities, access to international markets and other services that we do not offer. We believe that competition will be based primarily on responsiveness to the client's timing and other requirements.

      In addition to traditional sources of capital and capital-raising services, there appear to be an increasing number of smaller independent financial consultants, investor relations consultants, finders and others who may perform services similar to those we will be offering to our clients, and these other businesses will also compete with us, though to a lesser degree than the providers of traditional sources of capital.

      We also face competition from a rapidly increasing number of firms offering on-line investment banking services, such as underwriters who attempt to effect public offerings for emerging growth companies through the Internet. In addition, as some corporate issuers try to sell their securities directly to purchasers - including sales using the Internet - disintermediation (i.e., removal of the middleman in a transaction, including investment banking transactions) may occur. As more and more corporate issuers and purchasers of securities transact business without financial intermediaries like investment bankers, our operating results could be adversely affected.

      We also expect to face direct competition from a group of specialty securities firms and smaller investment banking boutiques that specialize in providing services to emerging growth companies. This kind of competition could adversely affect our operating results, as well as our ability to attract and retain highly skilled individuals.

Employees

      As of December 31, 2001, we had 5 full-time employees. These employees are not represented by any labor union, and we consider our relationship with our employees to be good.

Item 2.

Properties

      Our principal offices are located in 2,000 square feet of leased office space at 375 Park Avenue, New York, New York. This office space is leased by, and shared with, one of our affiliated companies under a lease that expires in May 2005.

      We believe our present facilities will be adequate for our reasonably foreseeable needs.

Item 3. Legal Proceedings

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None.

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

      Our common stock is traded on the OTC Bulletin Board under the symbol "EMGR." The following table sets forth the range of high and low closing prices of our common stock for the periods indicated:

Quarters Ended                                         High            Low
                                                      ------          ----
March 31, 1999................................        $  .56          $.10
June 30, 1999.................................           .21           .07
September 30, 1999............................           .08           .05
December 31, 1999.............................           .05           .02
March 31, 2000................................        $  .56          $.02
June 30, 2000.................................           .39           .14
September 30, 2000............................          1.69           .14
December 31, 2000.............................          1.08           .31

      All quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

      On February 28, 2001, there were ___ recordholders of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name.

Dividend Policy

      We have never paid any cash dividends and intend, for the foreseeable future, to retain any future earnings for the development of our business. Our future dividend policy will be determined by the Board of Directors on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

Item 6.

Selected Financial Data

                                                              For the period
                                                              from inception
                                                              (March 8, 2000)
                                                           to December 31, 2000
                                                           --------------------
      Revenues                                                 $         --

      Total revenue                                                      --

      Cost of sales                                                      --

      Gross profit                                                       --

      Operating expenses                                          3,738,499

             Total operating expenses                             3,738,499

      Loss before interest and income taxes                       3,738,499

      Interest (income)/expense                                    (128,284)

      Loss before tax expense                                    (3,610,215)

      Income tax expense                                                 --

             Net (Loss) income                                 $ (3,610,215)

      Net loss attributable to common stock holders            $ (3,610,215)

      Net loss per share                                       $      (0.09)

      Total assets                                             $  5,187,747

      Long-term obligations                                    $         --

      Cash dividends declared per common share                 $         --

      Weighted average common shares outstanding basic and
             diluted                                             41,557,789

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Emergent Ventures LLC (the "Fund") was formed and commenced operations in the State of Delaware on March 8, 2000. The company was formed to invest primarily in global private equity investment opportunities in information technology, health care and medical technology companies.

      Emergent Ventures, LLC's equity capitalization consisted of a contribution of $1,173,125 in securities by Emergent Management Company, LLC (the "Manager"), a Delaware limited liability company, for 58% of Emergent Ventures, LLC's equity interest, and a contribution of $7,500,000 in cash by other members in return for the remaining 42% of Emergent Ventures, LLC's equity interest. On August 31, 2000, the Fund consummated the transactions (the "Transfer") contemplated by an Equity Transfer and Reorganization Agreement dated August 10, 2000 (the "Transfer Agreement"), by and among Dynamic International, Ltd. ("Dynamic"), certain of its shareholders, the Manager and the several holders of membership interests in the Fund.

      Pursuant to the Transfer Agreement, the Fund contributed substantially all of its assets to Dynamic in exchange for the issuance of approximately 39,000,000 shares of Dynamic's common stock to the members of the Fund. Dynamic subsequently changed its name to Emergent Group Inc.

      On August 31, 2000, pursuant to and in accordance with the Transfer Agreement, prior to the consummation of the Transfer, Dynamic transferred all of the assets and liabilities (other than outstanding bank debt in the amount of $250,000) to a wholly-owned corporation of Dynamic named Dynamic International Inc. Dynamic International Inc. acquired the transferred assets, assumed the remaining liabilities and indemnified Dynamic against any liabilities relating to or arising out of the transferred assets and the assumed liabilities.

      For financial accounting purposes, the acquisition was accounted for as a recapitalization by the Fund (as the accounting acquiror) with Dynamic (as the accounting acquiree). After the Transfer, the former members of the Fund became the beneficial owners of approximately 39,000,000 shares of Dynamic's common stock, representing approximately a 90% interest in Dynamic. Each of the directors of Dynamic immediately resigned prior to the consummation of the Transfer. The principal interest holders of the Manager of the Fund were elected as directors of Emergent and now comprise a majority of Emergent's directors, and serve as Emergent's executive officers.

Results of Operations

      For the period ended December 31, 2000, we incurred a loss of approximately $3,610,000. The loss resulted from expenses being incurred due to an increase in operations and investing activities. The realized loss of $710,000 on investments is attributable to the termination of business operations by the Company with which the investment was made. The unrealized loss of approximately $2,042,000 on investments is due to the general decline in value of technology and Internet related companies.

      For the period ended December 31, 2000, the net loss per share of $(0.09), was primarily a result from an increase in operations and investing activities.

Quarterly Results of Operations

      The following table sets forth unaudited quarterly financial data for the periods indicated. We derived this data from unaudited financial statements, and in the opinion of our management, they include all adjustments, which consist primarily of normal recurring adjustments necessary to present fairly the financial results for the periods. Results of operations for any previous period do not necessarily indicate what results may be for any future period.

                                                 June 30       September 30    December 31
                                               -----------     ------------    -----------
INCOME:
EXPENSES:
Professional fees                              $    34,115     $   101,078     $   321,066
Rent expense                                        27,832          65,224          48,918
Consulting fees                                     70,975          32,695           1,900
General and administrative fees                     20,832          27,751          41,428
Travel                                               3,078          43,603          39,369
Depreciation and amortization                       10,406          13,945          36,985
                                               -----------     ------------    -----------
     Total expenses                                167,238         284,296         489,666
Other income                                            --              --         128,284

REALIZED LOSS ON
INVESTMENTS                                                                        709,703

UNREALIZED DEPRECIATION ON
INVESTMENTS                                      2,456,663         661,564         267,722
                                               -----------     ------------    -----------
     Investment loss                             2,623,901         945,860       1,338,807
                                               ===========     ===========     ===========
LOSS PER SHARE DATA:
Basic and Diluted Loss                                0.59            0.05            0.03
Weighted Average Common Shares Outstanding       4,418,258      17,381,852      44,173,280

Liquidity and Capital Resources

      Cash used in operating activities for the period ended December 31, 2000 was $6,750,000, comprising principally of an increase in other assets of approximately $785,000, an increase in amounts due from a related party of approximately $468,000, purchases of securities of approximately $4,800,000, and a realized and unrealized loss resulting from declines in the fair value of investments of approximately $710,000 and $2,042,000, respectively.

      Cash provided by financing activities of $7,500,000 for the period ended December 31, 2000, was the result of contributions by shareholders of Emergent.

      Our management believes that on a short-term and long-term basis we will have sufficient funds for working capital, capital expenditures from our existing working capital and increased cash flow from operations resulting from the generation of management fees. Our management believes that our current cash and cash equivalents will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months.

Risk Factors

Our business strategy is unproven.

      We are at a relatively early stage of development in our business strategy. We will have to, among other things, establish the feasibility of our merchant banking services and demonstrate the economic benefits of facilitating collaboration among our clients. In deciding to start a merchant bank, we assumed that there is a certain demand from smaller companies for the type of merchant banking services available to large companies. We cannot give any assurance that such assumption will prove to be correct or that we will be able to successfully compete in the merchant banking business against larger, more well established and well known companies. If this assumption about the need for these services is not accurate, or if we are unable to compete as a merchant banker, our business, operating results and financial condition will be materially and adversely affected.

Our targeted client base may be expected to experience a high failure rate

      We expect that a major portion of our business will be the provision of venture capital in the form of bridge loans, convertible debt and equity investments in developmental stage or newly commercialized companies that need money to develop a specific technology or advance a relatively unproven business plan. These companies experience a high rate of failure. There is no history that would allow us to judge the likelihood that any of these companies will become viable or profitable businesses. These companies are unable to predict how long their start-up periods will be and there is the risk that the companies will have inadequate working capital to pay all of their expenses during their start-up or development stages. These companies often need substantial additional funding; any additional financing may result in substantial dilution to the investors in the initial stage. In addition, it is not uncommon for the underwriter of the initial public offering to insist that investors in the initial stage, like us, withhold their stock from the market for a significant period after the offering.

If we are unable to facilitate collaboration among our clients, our strategy will not be successful and both our economic prospects and those of our clients will be curtailed.

      Our business strategy contemplates facilitating collaboration among our clients, including joint marketing, cross-selling and sharing of business information and technical expertise. If we are unable to promote this collaboration, our clients will not fully realize the benefits of being part of our network, possibly slowing their growth. As a result, we may have difficulty attracting new clients to our network.

Our management has not previously actively managed, operated or promoted technology companies, and if they cannot do so effectively, our business strategy will fail.

      Our strategy involves helping our clients grow and access the public capital markets by providing them with management resources. Our management has not previously actively managed, operated or promoted technology companies, and we cannot assure you that they will be able to do so effectively. If our senior management cannot effectively manage, operate and promote our clients, they may not become profitable or gain access to the public capital markets.

We expect to encounter intense competition from securities firms, banks and other financial services providers.

      We will encounter intense competition in all aspects of our business and will compete directly with many full service securities firms, investment banking firms, financial consulting firms and venture capital firms, a significant number of which offer their customers a broader range of financial services including many of the services traditionally performed by merchant banks. Most of these firms have substantially greater resources than we have and may have greater operating efficiencies. In addition, a number of firms offer investment advisory services which are incidental to their other services and do not charge any commission for this type of service.

We cannot assure you that our conflicts of interest policy will address all potential conflicts of interest adequately.

      We have established a policy to address conflicts of interest that arise between ourselves and our directors, officers and affiliates and entities in which these persons have an interest. Under this policy, we intend that any future transactions between ourselves and these persons and entities will be on terms no less favorable to us than can be obtained on an arm's-length basis from unaffiliated third parties. Further, any of these transactions which we do not consider to be in the ordinary course of business will be subject to approval by our independent Board members. However, this conflicts policy cannot guarantee that every contract or other transaction involving a conflict of interest will be on terms as favorable to us as would have existed in the absence of the conflict of interest. Further, this policy cannot guarantee that we will not enter into transactions which we would not otherwise have entered into absent our relationship with the affiliated party.

If we lose key employees on whom we depend, in particular, Daniel Yun and Mark Waldron, our chairman and chief executive officer and our president and chief operating officers, respectively, our business could suffer.

      Our prospects are dependent on the talent and expertise of our current management team. Losing the services of any member of the management team could have a material adverse effect on our operations and prospects. The continued involvement of Daniel Yun and Mark Waldron, our chief executive and operating officers, respectively, is particularly critical to us. Neither of Messrs. Yun or Waldron have an employment agreement with us. Further, we do not currently have any "key man" life insurance on any of our employees. Neither Mr. Yun nor Mr. Waldron devotes his full time to us, as each is an officer of other affiliated companies. We cannot give any assurance that the conflicting demands for their time will be resolved in our favor.

We do not have non-competition agreements with our executive officers.

      Our business is heavily dependent on our ability to maintain ongoing relationships with both our merchant banking clients and outside investors who may participate in transactions that we may arrange. Neither Mr. Yun, Mr. Waldron nor any of our other principals is bound by a non-competition agreement. As a result, it is possible that one or more of these persons could leave us and go into competition with us either independently or as a principal or employee of another company. Although various legal remedies might be available to prevent the use of our proprietary information, we would probably not have any effective legal way to prevent these persons from taking advantage of the relationships they have developed while working for us.

We will depend on our relationships with investment bankers.

      Our ability to compete in our targeted market will depend to a large degree on being able to bring the clients in which we invest to the public securities markets. Since we do not intend to underwrite securities issuances ourselves, we will need to develop relationships with one or more investment bankers who can act as underwriters of public offerings by these customers. If we are unable to develop and maintain such relationships, we may find it difficult to get and retain customers in our targeted market.

We will not be able to successfully execute our business strategy if we are deemed to be an investment company under the Investment Company Act of 1940

      U.S. companies that have more than 100 shareholders or are publicly traded in the U.S. and are, or hold themselves out as being, engaged primarily in the business of investing, reinvesting or trading in securities are subject to regulation under the Investment Company Act of 1940. Unless a substantial part of our assets consist of, and a substantial part of our income is derived from, interests in majority-owned subsidiaries and companies that we primarily controls, we may be required to register and become subject to regulation under the Investment Company Act. Because Investment Company Act regulation is, for the most part, inconsistent with our strategy of actively managing, operating and promoting collaboration our network of clients, we cannot feasibly operate our business as a registered investment company.

      If we are deemed to be, and are required to register as, an investment company, we will be forced to comply with substantive requirements under the Investment Company Act, including:

      o     limitations on our ability to borrow;

      o     limitations on our capital structure;

      o     restrictions on acquisitions of interests in our clients;

      o     prohibitions on transactions with affiliates;

      o     restrictions on specific investments; and

      o compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations

We may have to sell, buy or retain assets when we would not otherwise wish to in order to avoid regulation as an investment company.

      To avoid regulation under the Investment Company Act and related SEC rules, we may need to sell assets which we would otherwise want to retain and may be unable to sell assets which we would otherwise want to sell. In addition, we may be forced to acquire additional, or retain existing, income-generating or loss-generating assets which we would not otherwise have acquired or retained and may need to forego opportunities to acquire interests in attractive companies that would benefit our business. If we were forced to sell, buy or retain assets in this manner, we could be prevented from successfully executing our business strategy. In addition, if we are compelled to dispose of our equity interests in our clients, the strength of our collaborative client network will be adversely affected.

We may sell our equity interests in our clients for less than their maximum value or at a loss.

      Our ability to sell client interests to generate income or to avoid regulation under the Investment Company Act may be limited, especially where there is no public market for a client's company's stock. Market, regulatory, contractual and other conditions largely beyond our control will affect:

      o     our ability to sell our equity interests in clients;

      o     the timing of these sales; and

      o     the amount of proceeds from these sales.

      If we divest all or part of our equity interest in a client, we may not receive maximum value for the interest, and we may sell it for less than the amount we paid to acquire it. Even if a client has publicly-traded stock, we may be unable to sell our interest in that company at then-quoted market prices.

Uncertain impact of recent SEC initiatives.

      The SEC has recently adopted a number of changes to its rules and forms which are designed to deter various fraudulent activities in the "micro-cap" market. The targeted market for our services is precisely the size of company at which these initiatives are directed. If the effect of these initiatives is to effectively shut out the small issuer from a public market, those issuers may turn to other methods of raising capital that do not require our services.

Possibility of Litigation.

      There is no pending or threatened litigation against us other than several proceedings in which we are the plaintiff and in which no counterclaims have been asserted against us. However, many aspects of our business will involve substantial risks of liability, including exposure to substantial liability under federal and state securities laws in connection with the suitability of the advice given to clients and the risk of liability arising out of the activities of our employees. We may not be able to maintain an errors and omissions insurance policy insuring us against these risks. In recent years, there has been an increasing incidence of litigation involving the securities industry, including class actions which generally seek rescission and substantial damages.

ITEM 7A Quantitative and Qualitative Disclosures About Market Risk

      We are not exposed to financial market risks from changes in foreign currency exchange rates or changes in interest rates. We do not use derivative financial instruments.

Item 8. Financial Statements and Supplementary Data

      Reference is made to pps. F-1 through F-___ comprising a portion of this annual report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On January 25, 2001, we dismissed Moore Stephans, P.C. ("MS") as our independent auditor.

      MS reports on our financial statements for each of our two fiscal years ended April 30, 2000 and 1999, respectively (collectively, the "Prior Fiscal Years"), were each modified in their reference to the uncertainty of our ability to continue as a going concern. Except for this reference, such reports did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

      Our dismissal of MS was unanimously approved by our board of directors.

      There were no disagreements ("Disagreements") between us and MS during either (i) the Prior Fiscal Years, or (ii) the period May 1, 2000 through January 25, 2001 (the "Interim Period") on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which Disagreement, if not resolved to the satisfaction of MS, would have caused MS to make reference to the subject matter of the Disagreement in connection with its reports for the Prior Fiscal Years.

      There were no "Reportable Events," as such term is defined in Item 304(A)(1)(v) of Regulation S-K, during either (i) the Prior Fiscal Years or (ii) the Interim Period.

      We have engaged Arthur Andersen LLP ("AA") as our independent auditor for our fiscal year ended December 31, 2000. We did not consult AA with respect to either (i) the Prior Fiscal Years, (ii) the Interim Period with respect to either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (iii) any matter that was either the subject of a Disagreement or a Reportable Event.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      The following table sets forth certain information for each of our directors and executive officers:

Name                                   Age      Position
----                                   ---      --------
Daniel Yun..........................   33       Chairman of the Board
Mark Waldron........................   33       President and CEO
Amy Lai.............................   33       Secretary, Treasurer and CFO
Calvin Yee..........................   36       Vice President, Corporate
                                                Development
Howard Waltman......................   68       Director
Matthew Fong........................   47       Director

      Daniel Yun was formerly vice president in charge of middle market derivatives at Lehman Brothers. Before joining Lehman Brothers, Mr. Yun was a strategist in the fixed income division of Goldman, Sachs & Co. A distinguished Athletic (top 1%) and Honors Graduate from the United States Military Academy at West Point with a BS in Mathematics and Economics, Mr. Yun joined the US Army where he attained the rank of Captain. His positions included an assignment as a company commander responsible for leading and training 220 multinational forces. He attended Airborne, Air Assault and Ranger Schools and served two tours of duty in Korea. While in the Army, Mr. Yun obtained a MA in Public Administration. His publications include "Understanding Exotic Derivatives" in Controlling and Managing Interest Rate Risk, (ed. Robert Klein: Prentice Hall,
1996). Mr. Yun currently serves as a Commissioner of Protocol for Mayor Giuliani of New York City.

      Mark Waldron was a former vice president of J.P. Morgan in New York. He headed up the firm's hedge fund group in equity derivatives, and was previously in charge of its structured products effort. Mr. Waldron received his MBA from Northwestern University's Kellogg Graduate School of Management - through the School's accelerated one-year program, where he attained Dean's List standing. A Canadian citizen, he worked at Bankers Trust Company before attending business school, and received an undergraduate degree with honors from the University of Western Ontario in London, Canada. Mark is a member of the Foreign Policy Association and MENSA.

      Amy Lai was formerly a director in charge of Latin America and Asia credit derivatives at Deutsche Bank in London. Prior to joining Deutsche Bank, she was a vice president at J.P. Morgan in New York, where she structured equity derivative products, and was previously responsible for trading U.S. dollar swaps and options. She was also in charge of trading emerging market derivative products at Lehman Brothers. Amy graduated magna cum laude from Barnard College with a degree in economics. She is a member of Phi Beta Kappa.

      Calvin Yee was co-founder and partner of Pangaea Ventures Ltd., a Canadian technology venture capital firm. Prior to Pangaea, Mr. Yee was a vice president at National Australia Bank where he was responsible for building and managing the firm's North American derivatives business. Previously, he was in charge of the foreign currency and interest rate derivatives proprietary trading unit at Canadian Imperial Bank of Commerce in New York. Mr. Yee earned his MBA from the University of Western Ontario, London, Canada, and received his undergraduate degree from the University of Calgary.

      Howard Waltman is Chairman of Express Scripts, Inc., a company he formed in 1986 as a subsidiary of Sanus, of which he was also a founder and former Chairman. Sanus was acquired by New York Life Insurance Company in 1987, ESI, which provides mail order pharmacy services and pharmacy claims processing services, was spun out of Sanus and taken public in June 1992. Mr. Waltman also founded Bradford National Corp., which was sold to McDonnell Douglas Corporation. He is a director of Computer Outsourcing Services, Inc. and a number of privately held companies.

      Matthew Fong is a senior counsel with Sheppard, Mullin, Richter & Hampton, a law firm with offices in both San Francisco and Los Angeles. He is responsible for many of our relationships in Silicon Valley and Asia. Mr. Fong was the Republican candidate for the U.S. Senate in California in 1998, in which he ran against Democrat

Senator Barbara Boxer. From 1995 to 1999, Mr. Fong was the Treasurer of the State of California. Mr. Fong holds a BS in International Affairs from the US Air Force Academy, an MBA from Pepperdine University, and a JD from Southwestern University.

Item 11. Executive Compensation

      None of our executive officers or directors received any compensation from us during the year ended December 31, 2000. Mr. Yee is currently compensated by us at a rate of $100,000 per annum.

Item 12.

Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information as of March 23, 2001 regarding the beneficial ownership of our common stock by:

      o     Each of our executive officers and directors;

      o Each stockholder known by us to beneficially own 5% or more of our common stock; and

      o     All directors and executive officers as a group.

      Except as otherwise indicated, the address of each beneficial holder of 5% or more of such common stock is the same as us.

                                                     Number
Beneficial Owner                                    of Shares            Percent
----------------                                    ---------            -------

Daniel Yun                                        22,718,383(1)            51.4%

Mark Waldron                                      22,718,383(1)            51.4%

Amy Lai                                                   --                 --

Calvin Yee                                                --                 --

Howard Waltman(2)                                    453,255(3)             1.0%

Matthew Fong                                               0                 --

Marton Grossman(4)                                 2,842,977(5)             6.4%

Emergent Management Company LLC                   22,718,383(1)            51.4%

The THW Group LLP(2)                                 453,255(3)             1.0%

Adventure Capital LLC(6)                           5,737,247               13.0%

All officers and directors
as a group(6 persons)                             23,171,638(1)(5)         52.5%

----------

(1) Includes shares owned by Emergent Management Company LLC, over which shares Messrs. Yun and Waldron share voting and investment control.
(2)   140 Deerfield, Tenafly, New Jersey 07670.
(3) Represents shares owned by The THW Group LLP, over which shares Mr. Waltman exercises voting and investment control.
(4)   58 Second Avenue, Brooklyn, New York 11215.
(5) Includes 326,363 shares held in a not-for-profit charitable foundation of which Mr. Grossman is a director and 2,516,614 shares held in trusts for the benefit of family members of which Mr. Grossman is a trustee.
(6)   525 North Broadway, Suite 210, White Plains, New York 10603.

Item 13. Certain Relationships and Related Transactions

      Please refer to Item 1--Business--Recent Developments in Part I of this Annual Report for information with respect to a transaction between ourselves and Marton Grossman, who is one of former our directors and is a principal shareholder.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   Financial Statements:

      Our financial statements, as indicated by the Index to Financial Statements set forth below, begin on page F-1 of this Annual Report, and are hereby incorporated by reference. Financial statement schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

                          INDEX TO FINANCIAL STATEMENTS

                                                                   Page
                                                                   ----

Report of Independent Auditors ..................................  F-1
Consolidated Statement of Assets and Liabilities
     as of December 31, 2000 ....................................  F-2
Consolidated Statement of Operations for the Period from
      Inception (March 8, 2000) to December 31, 2000 ............  F-3
Consolidated Statement of Changes in Net Assets for the Period
     from Inception (March 8, 2000) to December 31, 2000 ........  F-4
Consolidated Schedule of Investments as of December 31, 2000 ....  F-5
Consolidated Statement of Cash Flows for the Period from
     Inception (March 8, 2000) to December 31, 2000 .............  F-6
Notes to Consolidated Financial Statements ......................  F-7 thru F-14

(b)   Reports on Form 8-K:

      On December 12, 2000, we filed a report on Form 8-K reporting under Item 5
- Other Events reporting the change of our name on November 6, 2000 from "Dynamic International, Ltd." to "Emergent Group Inc."

(c)   Exhibits

Exhibit
Number     Exhibit Description
------     -------------------

2.1 Agreement and Plan of Reorganization and Merger, dated as of January 23, 2001, among MRM, Registrant and MRM Acquisition Inc. (1)
3.1        Articles of Incorporation of Registrant (2)
3.2        By-laws of Registrant (2)
4.1        Specimen certificate evidencing shares of Registrant's common stock

----------
(1) Filed as an Exhibit to the Registrant's Current Report on Form 8-K, dated January 29, 2001, and incorporated herein by reference.
(2)   Filed herewith

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
Emergent Group Inc.:

We have audited the accompanying consolidated statement of assets and liabilities of Emergent Group Inc. (a Nevada corporation), including the schedule of investments, as of December 31, 2000, and the related consolidated statement of operations, changes in net assets and cash flows for the period from inception (March 8, 2000) to December 31, 2000. These consolidated financial statements are the responsibility of the Manager. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emergent Group Inc. as of December 31, 2000, and the results of its operations, changes in net assets and its cash flows for the period from inception (March 8, 2000) to December 31, 2000 in conformity with accounting principles generally accepted in the United States.

As discussed in Notes 2 and 5, the consolidated financial statements include investments valued at $3,124,500 (61.7% of net assets) at December 31, 2000, whose values have been estimated by the Manager in the absence of readily ascertainable market values. However, because of the inherent uncertainty of valuation, the Manager estimated values may differ from the values that would have been used had a ready market existed for the investments and the differences could be material.


                                            /s/ ARTHUR ANDERSEN LLP

New York, NY
March 23, 2001

EMERGENT GROUP INC.

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES
AS OF DECEMBER 31, 2000

ASSETS:
Investments                                                                        $3,217,730
Other assets, net                                                                     723,689
Cash and cash equivalents                                                             750,840
Due from related party                                                                467,519
Interest income receivable                                                             24,969
                                                                                   ----------
Total assets                                                                        5,184,747
                                                                                   ----------
LIABILITIES:
Accrued expenses and other liabilities                                                121,837
                                                                                   ----------
Total liabilities                                                                     121,837
                                                                                   ----------
Commitments and Contingencies (Note 7)

                 Net assets (applicable to 44,173,280 common shares outstanding)   $5,062,910
                                                                                   ==========
NET ASSET VALUE PER SHARE
$5,062,910 / 44,173,280 common shares outstanding)                                 $      .11
                                                                                   ==========

The accompanying notes are an integral part of this statement.

EMERGENT GROUP INC.

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE PERIOD FROM INCEPTION (MARCH 8, 2000) TO DECEMBER 31, 2000

                                                                Inception
                                                                (March 8, 2000)
                                                                December 31,2000
                                                                ----------------
INCOME:                                                            $         --

EXPENSES:
      Professional fees                                                 459,378
      Rent expense                                                      158,280
      Consulting fees                                                   107,825
      General and administrative fees                                   105,382
      Travel                                                             93,914
      Depreciation and amortization                                      61,622
                                                                   ------------

               Total Expenses                                           986,401
                                                                   ------------

Other income                                                            128,284

REALIZED LOSS ON INVESTMENTS                                            709,703
UNREALIZED DEPRECIATION ON INVESTMENTS                                2,042,395
                                                                   ------------

               Investment Loss                                        3,610,215
                                                                   ------------
               Decrease in net assets resulting from operations    $  3,610,215
                                                                   ============

LOSS PER SHARE DATA:
      Basic and Diluted Loss Per Share                             $       (.09)
                                                                   ============
      Weighted Average Common Shares Outstanding                     41,557,789
                                                                   ============

The accompanying notes are an integral part of these statements.

EMERGENT GROUP INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
FOR THE PERIOD FROM INCEPTION (MARCH 8, 2000) TO DECEMBER 31, 2000

DECREASE IN NET ASSETS RESULTING
  FROM OPERATIONS:
Investment loss                                                     $(3,610,215)
                                                                    -----------
Decrease in net assets resulting from operations                     (3,610,215)
INCREASE IN NET ASSETS
Contributions by members:
Cash                                                                  7,500,000
Investments contributed at fair value                                 1,173,125
                                                                    -----------
Total Contributions                                                   8,673,125
                                                                    -----------
Total Net Increase in Net Assets                                      5,062,910
NET ASSETS, BEGINNING OR PERIOD                                     $        --
                                                                    -----------
NET ASSETS, END OF PERIOD                                           $ 5,062,910
                                                                    ===========

The accompanying notes are an integral part of this statement.

EMERGENT GROUP INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2000

Number of                                                               % of Net
Shares         Description                    Cost         Value        Assets       Industry
---------      -------------------------      ---------    ---------    --------     ---------------------
               TRADING INVESTMENTS:

  183,334      Net Value Holdings Inc.        2,000,000      $91,667        1.8%     Internet Consulting
   25,000      eMarketplace Inc.                135,625        1,563        0.0%     B2B Platform Developer
                                              ----------   ----------      ----
                                              2,135,625       93,230        1.8%
                                              ----------   ----------      ----
               NON-TRADING
               INVESTMENTS:

               Equity Securities

1,136,506      Olliance Inc.                         --           --        0.0%     Open Source Software Consulting
  333,333      Sanarus Medical Inc.             500,000      500,000        9.9%     Medical Device Manufacturer
  200,000      SundoTelecom Co. Ltd             230,000      230,000        4.5%     Korean Telecom
    6,000      Digital Media Co., Ltd            50,000       50,000        1.0%     Internet Hosting Company
                                                                                     Scientific Instruments And Bio
  200,000      Biotel Co. Ltd                   150,000      150,000        3.0%     Sensors
        -      RFP Marketplace                  250,000      250,000        4.9%     B2B ASP
                                                                                     E-Commerce Infrastructure
  808,823      eCongo.com                       687,500      687,500       13.6%     Provider
                                                                                     Korean Technology Holding
   24,000      Interbio Co. Ltd                 100,000      100,000        2.0%     Company Healthcare services
               Roam I.T. (Canada) Holdings                                           Healthcare Information
  500,000      Inc.                              67,000       67,000        1.3%     Technology
                                              ----------   ----------      ----

                              Subtotal        2,034,500    2,034,500       40.2%
                                              ----------   ----------      ----

               Debt Securities
Convertible                                                                          E-Commerce Infrastructure
Debt           eCongo.com, Inc.                 750,000      750,000       14.8%     Provider
Convertible
Debt           Medical Resource Mgmt Inc.       340,000      340,000        6.7%     Healthcare services
                                              ----------   ----------      ----
                              Subtotal        1,090,000    1,090,000       21.5%
                                              ----------   ----------      ----
               Total cost/value of
               investments                    $5,260,125   $3,217,730      63.6%
                                              ==========   ==========      ====

The accompanying notes are an integral part of this schedule.

EMERGENT GROUP INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM INCEPTION (MARCH 8, 2000) TO DECEMBER 31, 2000

                                                                                        Inception
                                                                                       (March 8, 2000) -
                                                                                        December 31,
                                                                                        2000
                                                                                       -----------------
CASH FLOWS FROM OPERATING AND INVESTING ACTIVITIES:
     Net decrease in net assets resulting from operations                               $(3,610,215)
     Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating and investing activities:
              Realized loss on permanent decline in value of investments                    709,703
              Unrealized depreciation on investments                                      2,042,395
              Depreciation and amortization                                                  61,622
              Increase in operating assets:
                  Other assets                                                             (785,311)
                  Due from related party                                                   (467,519)
                  Interest income receivable                                                (24,969)
              Increase in operating liabilities:
                  Accrued expenses and other liabilities                                    121,837
     Investing activities:
               Purchases of securities                                                   (4,796,703)
                                                                                        -----------
                  Net cash used in operating and investing activities                    (6,749,160)
                                                                                        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Contributions by Members                                                             7,500,000
                                                                                        -----------
                  Net cash provided by financing activities                               7,500,000
                                                                                        -----------
                  Net increase in cash and cash equivalents                                 750,840

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                   --
                                                                                        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $   750,840
                                                                                        ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
                                                                                        ===========
     Contribution of Investments by Members                                             $ 1,173,125
                                                                                        ===========

The accompanying notes are an integral part of this statement.

EMERGENT GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2000

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

      On August 31, 2000, the Fund consummated the transactions contemplated by the Equity Transfer Transaction (the "Transfer"), all pursuant to an Equity Transfer and Reorganization Agreement dated August 10, 2000 (the "Agreement"), by and among Dynamic International, Ltd. ("Dynamic"), certain of its shareholders, Emergent Management Company, LLC, and several holders of membership interests in the Fund.

      Pursuant to the Agreement, the Fund contributed substantially all of its assets to Dynamic in exchange for the issuance of approximately 39,000,000 shares of Dynamic common stock to the members of the Fund. Dynamic subsequently changed its name to Emergent Group, Inc.

      On August 31, 2000, pursuant to and in accordance with the Agreement, prior to the consummation of the Transfer, Dynamic transferred all of the assets and liabilities (other than outstanding bank debt in the amount of $250,000) to a wholly-owned corporation of Dynamic named Dynamic International, Inc. Dynamic International, Inc. acquired the transferred assets, assumed the remaining liabilities and indemnified Dynamic against any liabilities relating to or arising out of the transferred assets and the assumed liabilities.

      For financial accounting purposes, the acquisition was accounted for as a recapitalization by the Fund (as the accounting acquiror) with Dynamic (as the accounting acquiree). After the Transfer, the former members of the Fund became the beneficial owners of approximately 39,000,000 shares of Dynamic's common stock, representing approximately 90% interest in Dynamic. Each of the Directors of Dynamic immediately resigned prior to the consummation of the Transfer. The principal interest holders of the Manager of the Fund were elected as directors of Dynamic and now comprise a majority of Dynamic's directors, and serve as Dynamic's executive officers.

2.    SIGNIFICANT ACCOUNTING POLICIES

      The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Significant accounting policies are as follows:

      Principles of Consolidation

      The consolidated financial statements include the accounts of all majority-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

EMERGENT GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2000

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

      The investment included in the accompanying consolidated statement of assets and liabilities have been valued in accordance with the fund's non-trading investment valuation policy.

      Investment Transactions and Investment Income

      Transactions are accounted for on the trade date in the case of public market transactions or on the date of purchase in other cases. Interest income is recorded on the accrual basis; dividend income paid in cash is recorded on the date on which the payment is fixed, while dividend income paid in marketable securities is valued on the date such securities are sold.

      Realized and Unrealized Gains and Losses on Investments

      Management's policy is to include unrealized holding gains and losses on trading securities and to report them as a net amount in operations. Realized gains and losses on the sale of trading securities are determined using the specific identification method.

      The Fund did not sell or trade any of its securities during the period ended December 31, 2000. The Fund has recognized a realized loss on a permanently impaired investment that was classified as available for sale in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities". The Manager does not expect to recover the cost basis of the investment and has valued the new cost to be zero.

EMERGENT GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2000

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

      Other Assets

      The Fund has purchased fixed assets for use in its operating office. The assets are being depreciated over their estimated useful lives of five to seven years. Depreciation expense for the period from inception (March 8, 2000) to December 31, 2000 was $33,844.

          Other Assets consist of the following at December 31, 2000:
          Security Deposit for Office Space                            $ 195,672
          Goodwill, net of accumulated amortization of $27,778           222,222
          Fixed Assets, net of accumulated depreciation and
               amortization of $33,844                                   305,795
                                                                       ---------
                                                                       $ 723,689
                                                                       ---------

      Financial and Business Risks Related to Non-Marketable Securities

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

EMERGENT GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2000

      Long-Lived Assets

      The Fund accounts for long lived assets under the provisions of Statements of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement provides the guidelines for financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. As of December 31, 2000 management has determined that there has been no impairment of long-lived assets.

      Comprehensive Income

      The Fund observes the provisions of SFAS No. 130, "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains or losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of annual financial statements. The Fund's operations in 2000 did not give rise to items includable in comprehensive income which were not already in its operations for the period ended December 31, 2000.

      Derivative Instruments

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal years beginning after June 15, 2000 and will not require retroactive restatement of prior period financial statements. This statement requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet measured at fair value. Derivative instruments will be recognized as gains or losses in the period of change. If certain conditions are met where the derivative instrument has been designated as a fair value hedge, the hedge items may also be marked to market through earnings, thus creating an offset. If the derivative is designed and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument may be recorded in comprehensive income. The Fund does not presently make use of derivative instruments.

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

EMERGENT GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2000

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

3.    ACQUISITION

On August 31, 2000, the Fund consummated the transactions contemplated by the Equity Transfer Transaction (the "Transfer"), all pursuant to an Equity Transfer and Reorganization Agreement dated August 10, 2000 (the "Agreement"), by and among Dynamic International, Ltd. ("Dynamic"), certain of its shareholders, Emergent Management Company, LLC, and several holders of membership interests in the Fund.

Pursuant to the Agreement, the Fund contributed substantially all of its assets to Dynamic in exchange for the issuance of approximately 39,000,000 shares of Dynamic common stock to the members of the Fund. Dynamic subsequently changed its name to Emergent Group Inc.

On August 31, 2000, pursuant to and in accordance with the Agreement, prior to the consummation of the Transfer, Dynamic transferred all of the assets and liabilities (other than outstanding bank debt in the amount of $250,000) to a wholly-owned corporation of Dynamic named Dynamic International, Inc. Dynamic International, Inc. acquired the transferred assets, assumed the remaining liabilities and indemnified Dynamic against any liabilities relating to or arising out of the transferred assets and the assumed liabilities.

For financial accounting purposes, the acquisition was accounted for as a recapitalization by the Fund (as the accounting acquiror) with Dynamic (as the accounting acquiree). After the Transfer, the former members of the Fund became the beneficial owners of approximately 39,000,000 shares of Dynamic's common stock, representing approximately 90% interest in Dynamic. Each of the directors of Dynamic immediately resigned prior to the consummation of the Transfer. The principal interest holders of the Manager of the Fund were elected as directors of Dynamic and now comprise a majority of Dynamic's directors, and serve as Dynamic's executive officers.

The Fund has recorded goodwill as a result of the Transfer amounting to $250,000 which will be amortized over 3 years.

EMERGENT GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2000

4.    STOCKHOLDERS' EQUITY

      Stockholders' equity consists of the following at December 31, 2000:

      Common stock, $.001 par value: 100,000,000 shares
         authorized; 44,173,280 shares issued and outstanding   $    44,173
      Preferred stock, $.001 par value: 10,000,000 shares
         authorized; none issued or outstanding                          --
      Paid-in capital                                             8,628,952
      Net decrease in net assets resulting from operations       (3,610,215)
                                                                -----------
      Net assets applicable to common shares outstanding        $ 5,062,910
                                                                ===========

      Policies with respect to allocations, distributions, withdrawals and transfers are as follows:

      Warrants

      In December 1997, in connection with the initial public offering of Dynamic securities, approximately 120,000 warrants to purchase securities were issued to Dynamic's underwriters. The underwriter's warrants became exercisable at December 1998 and will continue to be exercisable through December 2003 at an exercise price of $8.25.

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

5.    CAPITAL COMMITMENTS

      The private offering memorandum agreement between the Fund and its members does not stipulate the requirements for members to contribute additional capital. Any new membership interest units purchased by new members will result in a dilutive interest on behalf of the existing members.

6.    THE FUND

      Manager

      The Manager of the Fund is Emergent Management Company, LLC, a Delaware limited liability company.

EMERGENT GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2000

      Basic Management Fee

      The Fund will pay the Manager a quarterly basic fee in an amount equal to 0.25% (i.e., 1% per annum) of the net assets of the Fund. The basic fee is to be paid as soon as practicable after the last day of each calendar quarter and is calculated based on the net assets of the Fund as of the end of such quarter (adjusted for subscriptions and redemptions made during the quarter). The basic fee is deducted in determining the net profit or net loss of the Fund. In the event the Fund is not in existence for the entire calendar quarter, the basic fee for such quarter shall be prorated. For the period ended December 31, 2000, the Manager has permanently waived its rights to collect a management fee.

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

7.    RELATED PARTY TRANSACTIONS

      Emergent Group Inc. is owned 58% by Emergent Management Company LLC, an entity controlled by the principal stockholders of the Fund. In addition, another entity owned by the principal stockholders of the Fund paid the majority of the operating expenses for the period from inception (March 8, 2000) to December 31, 2000 on the Fund's behalf. Upon the receipt of its initial funding, the Fund reimbursed the related party in full. This related party owes the Fund $467,519.

8.    COMMITMENTS AND CONTINGENCIES

      Litigation

      In October 2000, the Fund's related party commenced an action on behalf of the Fund against one of the company's in which it holds an investment, and two of its officers in the United States District Court for the Southern District of New York. The action is for negligence and fraud under the Federal securities laws and common law. The action is currently in the discovery stage and accordingly, a final outcome has not be determined.

      Operating Lease

      The Fund's related party has entered into a lease agreement for office space that will be shared by all of the related entities. The agreement expires on March 31, 2005. Total rent expense approximated $158,000 for the period ended December 31, 2000.

EMERGENT GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2000

9.    SUBSEQUENT EVENT

      On January 23, 2001, the Fund, Medical Resources Management, Inc. ("MRM") and MRM Acquisition Inc., the wholly-owned subsidiary of the Fund, entered into an Agreement and Plan of Reorganization and Merger, (the "Merger") providing for the merger of MRM with and into MRM Acquisition, Inc. Immediately following the merger, MRM Acquisition Inc. will cease to exist and MRM will be the surviving corporation. Simultaneous with entering into the Agreement the wholly-owned subsidiary was formed. Under the terms of the agreement, holders of MRM common stock will receive no less than 0.37 or more than 0.60 shares of the Fund's common stock in exchange for each share of MRM common stock. The transaction is expected to be accounted for under the purchase method of accounting and the allocation of goodwill will be determined at the completion date of the merger. The merger is conditioned upon, among other things, the approvals of shareholders of both the Fund and MRM. The Fund anticipates that the merger will be completed during the first half of year 2001.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               EMERGENT GROUP INC.


Date: March 29, 2001                           By: /s/ Daniel Yun
                                                   -----------------------------
                                                   Daniel Yun, Chairman

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                  Title                                  Date
---------                  -----                                  ----

/s/Daniel Yun              Chairman and Director
-------------------        (principal executive officer)          March 29, 2001
Daniel Yun


/s/Mark Waldron            President and Director
-------------------        (principal financial officer
Mark Waldron               and principal accounting officer)      March 29, 2001


-------------------
Howard Waltman             Director                               March   , 2001


-------------------
Matthew K. Fong            Director                               March   , 2001