Form 10-K405/A
period 2000-12-31
EMERGENT GROUP INC/NY
filed 2001-04-02
CIK 1021097

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|X|

      The aggregate market value of the common equity held by non-affiliates of the registrant as of March 30, 2001 was approximately $7,876,000.

      The number of shares of the registrant's common stock outstanding as of March 30, 2001 was 44,173,280.

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

                                     PART I

Item 1. Business

      We are a merchant banking firm whose targeted client base is the emerging growth and small to mid-capitalization company--a company with an established revenue stream and an enterprise value of $10.0 million to $250.0 million. The term "enterprise value" in this context means the value we place on the client company on a post-transaction basis in determining the price of securities to be sold and the percentage of the client company represented by those securities in a proposed transaction.

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

      In addition to traditional sources of capital and capital-raising services, there appears to be an increasing number of smaller independent financial consultants, investor relations consultants, finders and others who may perform services similar to those we will be offering to our clients, and these other businesses will also compete with us, though to a lesser degree than the providers of traditional sources of capital.

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

      On March 30, 2001, there were 1,022 recordholders of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name.

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

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Emergent Ventures LLC (the "Company") was formed and commenced operations in the State of Delaware on March 8, 2000. The company was formed to invest primarily in global private equity investment opportunities in information technology, health care and medical technology companies.

      Emergent Ventures, LLC's equity capitalization consisted of a contribution of $1,173,125 in securities by Emergent Management Company, LLC (the "Manager"), a Delaware limited liability company, for 58% of Emergent Ventures, LLC's equity interest, and a contribution of $7,500,000 in cash by other members in return for the remaining 42% of Emergent Ventures, LLC's equity interest. On August 31, 2000, the Company consummated the transactions (the "Transfer") contemplated by an Equity Transfer and Reorganization Agreement dated August 10, 2000 (the "Transfer Agreement"), by and among Dynamic International, Ltd. ("Dynamic"), certain of its shareholders, the Manager and the several holders of membership interests in the Company.

      Pursuant to the Transfer Agreement, the Company contributed substantially all of its assets to Dynamic in exchange for the issuance of approximately 39,000,000 shares of Dynamic's common stock to the members of the Company. Dynamic subsequently changed its name to Emergent Group Inc.

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

      For financial accounting purposes, the acquisition was accounted for as a recapitalization by the Company (as the accounting acquiror) with Dynamic (as the accounting acquiree). After the Transfer, the former members of the Company became the beneficial owners of approximately 39,000,000 shares of Dynamic's common stock, representing approximately a 90% interest in Dynamic. Each of the directors of Dynamic immediately resigned prior to the consummation of the Transfer. The principal interest holders of the Manager of the Company were elected as directors of Emergent and now comprise a majority of Emergent's directors, and serve as Emergent's executive officers.

Results of Operations

      For the period from inception (March 8, 2000) to December 31, 2000, we incurred a loss of approximately $3,610,000. The loss resulted from expenses being incurred due to an increase in operations and investing activities. The realized loss of $710,000 on investments is attributable to the termination of business operations by the company with which the investment was made. The unrealized loss of approximately $2,042,000 on investments is due to the general decline in value of technology and Internet related companies.

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

                                                 June 30       September 30    December 31
                                               -----------     ------------    -----------
REVENUE:                                       $        --     $        --     $        --
EXPENSES:
Realized loss on investments                                                       709,703
Unrealized depreciation on
investments                                      2,456,663         661,564         267,722
Professional fees                                   34,115         101,078         321,066
Rent expense                                        27,832          65,224          48,918
Consulting fees                                     70,975          32,695           1,900
General and administrative fees                     20,832          27,751          41,428
Travel                                               3,078          43,603          39,369
Depreciation and amortization                       10,406          13,945          36,985
                                               -----------     ------------    -----------
     Total expenses                              2,263,901         945,860       1,467,091
Other income                                            --              --         128,284
                                               -----------     ------------    -----------
     Loss                                      $ 2,623,901     $   945,860     $ 1,338,807
                                               ===========     ===========     ===========
LOSS PER SHARE DATA:
Basic and Diluted Loss                         $      0.59     $      0.05     $      0.03
Weighted Average Common Shares Outstanding       4,418,258      17,381,852      44,173,280

Liquidity and Capital Resources

Cash and cash equivalents of approximately $751,000 at December 31, 2000. Cash used in operating and investing activities for the period from inception (March 8, 2000) to December 31, 2000 was approximately $6,749,000. This was primarily the result of the net operating loss from operations after considering the non-cash decline on investments of $2,042,000, the realized loss of approximately $710,000 on an investments that will not be recovered, the purchases of investments of approximately $4,797,000, and increase in other assets of approximately $785,000, an increase in amounts due from a related party of approximately $468,000 and an increase in payables related to operating activities of approximately $122,000.

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

Certain of our targeted clients may be expected to experience a high failure rate.

      We expect that a major portion of our business will be the provision of venture capital in the form of bridge loans to, or convertible debt and equity investments in, companies that need money to develop a specific technology or advance a relatively unproven business plan. Certain of these companies, specifically those in the early development stage, may experience a high rate of failure. There is no history that would allow us to judge the likelihood that any of these companies will become viable or profitable businesses. These companies are unable to predict how long their start-up periods will be and there is the risk that the companies will have inadequate working capital to pay all of their expenses during their start-up or development stages. These companies often need substantial additional funding; any additional financing may result in substantial dilution to the investors in the initial stage. In addition, it is not uncommon for the underwriter of the initial public offering to insist that investors in the initial stage, like us, withhold their stock from the market for a significant period after the offering.

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

If we lose key employees upon whom we depend, in particular, Daniel Yun and Mark Waldron, our chairman and chief executive officer and our president and chief operating officer, respectively, our business could suffer.

      Our prospects are dependent on the talent and expertise of our current management team. Losing the services of any member of the management team could have a material adverse effect on our operations and prospects. The continued involvement of each of Daniel Yun and Mark Waldron, is particularly critical to us. Neither of Messrs. Yun or Waldron have an employment agreement with us. Further, we do not currently have any "key man" life insurance on any of our employees. Neither Mr. Yun nor Mr. Waldron devotes his full time to us, as each is an officer of other affiliated companies. We cannot give any assurance that the conflicting demands for their time will be resolved in our favor.

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

We will not be able to successfully execute our business strategy if we are deemed to be an investment company under the Investment Company Act of 1940.

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

      Reference is made to pps. F-1 through F-14 comprising a portion of this annual report.

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

      We have engaged Arthur Andersen LLP ("AA") as our independent public accountants for our fiscal year ended December 31, 2000. We did not consult AA with respect to either (i) the Prior Fiscal Years, (ii) the Interim Period with respect to either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (iii) any matter that was either the subject of a Disagreement or a Reportable Event.

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

      Calvin Yee was co-founder and partner of Pangaea Ventures Ltd., a Canadian technology venture capital firm. Prior to Pangaea, Mr. Yee was a vice president at National Australia Bank where he was responsible for building and managing the firm's North American derivatives business. Previously, he was a key member of the foreign currency and interest rate derivatives proprietary trading units at Kredietbank, N.V. and Canadian Imperial Bank of Commerce in New York. Mr. Yee earned his MBA from the University of Western Ontario, London, Canada, and received his undergraduate degree from the University of Calgary.

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

Item 12.

Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information as of March 30, 2001 regarding the beneficial ownership of our common stock by:

      o     Each of our executive officers and directors;

      o Each stockholder known by us to beneficially own 5% or more of our common stock; and

      o     All directors and executive officers as a group.

      Except as otherwise indicated, the address of each beneficial holder of 5% or more of such common stock is the same as us.

                                                     Number
Beneficial Owner                                    of Shares            Percent
----------------                                    ---------            -------

Daniel Yun                                        22,718,383(1)            51.4%

Mark Waldron                                      22,718,383(1)            51.4%

Amy Lai                                                   --                 --

Calvin Yee                                                --                 --

Howard Waltman(2)                                    453,255(3)             1.0%

Matthew Fong                                              --                 --

Marton Grossman(4)                                 2,842,977(5)             6.4%

Emergent Management Company LLC                   22,718,383(1)            51.4%

The THW Group LLP(2)                                 453,255(3)             1.0%

Adventure Capital LLC(6)                           5,737,247               13.0%

All officers and directors
as a group(6 persons)                             23,171,638(1)            52.5%

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

Item 13. Certain Relationships and Related Transactions

      Please refer to Item 1--Business--Recent Developments in Part I of this Annual Report for information with respect to a transaction between ourselves and Marton Grossman, who was formerly one of our directors.

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

                          INDEX TO FINANCIAL STATEMENTS

                                                                   Page
                                                                   ----

Report of Independent Public Accountants ........................  F-1
Consolidated Balance Sheet as of December 31, 2000 ..............  F-2
Consolidated Statement of Operations for the Period from
      Inception (March 8, 2000) to December 31, 2000 ............  F-3
Consolidated Statement of Changes in Stockholders' Equity
     (Deficit) for the Period from Inception (March 8,
     2000) to December 31, 2000 .................................  F-4
Consolidated Statement of Cash Flows for the Period from
     Inception (March 8, 2000) to December 31, 2000 .............  F-5
Notes to Consolidated Financial Statements ......................  F-6 thru F-14

(b)   Reports on Form 8-K:

      On December 12, 2000, we filed a report on Form 8-K reporting under Item 5
- Other Events reporting the change of our name on November 6, 2000 from "Dynamic International, Ltd." to "Emergent Group Inc."

(c)   Exhibits

Exhibit
Number   Exhibit Description
------   -------------------

2.1 Agreement and Plan of Reorganization and Merger, dated as of January 23, 2001, among MRM, Registrant and MRM Acquisition Inc. (1)
3.1     Articles of Incorporation of Registrant (2)
3.2     By-laws of Registrant (2)
4.1     Specimen certificate evidencing shares of Registrant's common stock (2)

----------
(1) Filed as an Exhibit to the Registrant's Current Report on Form 8-K, dated January 29, 2001, and incorp1orated herein by reference.
(2)   To be filed by amendment.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
Emergent Group Inc.:

We have audited the accompanying consolidated balance sheet of Emergent Group Inc. (a Nevada corporation), and the related consolidated statement of operations, changes in stockholders' equity and cash flows for the period from inception (March 8, 2000) to December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emergent Group Inc. as of December 31, 2000, and the results of its operations, and cash flows for the period from inception (March 8, 2000) to December 31, 2000 in conformity with accounting principles generally accepted in the United States.


                                                    /s/ ARTHUR ANDERSEN LLP


New York, NY
March 23, 2001

EMERGENT GROUP INC.

CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2000

ASSETS:
    Cash and cash equivalents                                       $   750,840
    Interest income receivable                                           24,969
    Due from related party                                              467,519
    Investments                                                       3,217,730
    Other assets, net                                                   723,689
                                                                    -----------
              Total assets                                          $ 5,184,747
                                                                    -----------

LIABILITIES:
    Accrued expenses and other liabilities                          $   121,837
                                                                    -----------
              Total liabilities                                         121,837
                                                                    -----------

    COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred Stock, $.001 par value, 10,000,000 authorized,
       none issued or outstanding                                            --
    Common stock, $.001 par value, 50,000,000 authorized,
      44,173,280 shares issued and outstanding                           44,143
    Additional paid-in-capital                                        8,628,952
    Accumulated deficit                                              (3,610,215)
                                                                    -----------
              Total stockholders' equity (deficit)                    5,062,910
                                                                    -----------
              Total liabilities and stockholders' equity (deficit)  $ 5,184,747
                                                                    ===========

The accompanying notes are an integral part of this balance sheet.

EMERGENT GROUP INC.

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE PERIOD FROM INCEPTION (MARCH 8, 2000) TO DECEMBER 31, 2000

                                                                 Inception
                                                             (March 8, 2000) -
                                                                December 31,
                                                                   2000
                                                             -----------------

REVENUE:                                                       $         --

EXPENSES:
       Realized loss on investments                                 709,703
       Unrealized depreciation on investments                     2,042,395
       Professional fees                                            459,378
       Rent expense                                                 158,280
       Consulting fees                                              107,825
       General and administrative fees                              105,382
       Travel                                                        93,914
       Depreciation and amortization                                 61,622
                                                               ------------

              Total Expenses                                      3,738,499

    Other income                                                    128,284

              Loss                                             $  3,610,215
                                                               ============

LOSS PER SHARE DATA:
       Basic and Diluted Loss Per Share                        $       (.09)
                                                               ============
       Weighted Average Common Shares Outstanding                41,557,789
                                                               ============

The accompanying notes are an integral part of these statements.

  EMERGENT GROUP INC.

  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
  FOR THE PERIOD FROM INCEPTION (MARCH 8, 2000) TO ENDED DECEMBER 31, 2000


                                             Common                   Preferred
                                  ---------------------------   ---------------------
                                                                                         Additional     Accumulated
                                    Shares           Amount      Shares      Amount    paid-in-capital    Deficit         Total
                                  -------------------------------------------------------------------------------------------------
Inception (March 8, 2000)                   --   $                    --    $             $7,500,000    $         --   $  7,500,000
Capital contribution by members

Contribution of investments by                                                             1,173,125                      1,173,125
members

Recapitalization of capital         44,173,280         44,173                               (44,173)                             --
accounts as a result of Dynamic
International Ltd. transfer

Net loss from operations                                                                                $ (3,610,215)    (3,610,215)
                                  -------------------------------------------------------------------------------------------------

Balance at December 31, 2000        44,173,280   $     44,173         --    $      --   $  8,628,952    $ (3,610,215)  $  5,062,910
                                  =================================================================================================

  The accompanying notes are an integral part of these statements.

EMERGENT GROUP INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM INCEPTION (MARCH 8, 2000) TO DECEMBER 31, 2000

                                                                          Inception
                                                                       (March 8, 2000) -
                                                                          December 31,
                                                                              2000
                                                                           -----------
CASH FLOWS FROM OPERATING AND INVESTING ACTIVITIES:
    Net decrease in net assets resulting from operations                   $(3,610,215)
    Adjustments to reconcile net increase in net assets
        resulting from operations to net cash used
        in operating and investing activities:
            Realized loss on permanent decline in value of investments         709,703
            Unrealized depreciation on investments                           2,042,395
            Depreciation and amortization                                       61,622
            Increase in operating assets:
                Other assets                                                  (785,311)
                Due from related party                                        (467,519)
                Interest income receivable                                     (24,969)
            Increase in operating liabilities:
                Accrued expenses and other liabilities                         121,837
    Investing activities:
                Purchases of securities                                     (4,796,703)
                                                                           -----------
                    Net cash used in operating and investing activities     (6,749,160)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Contributions by Members                                                 7,500,000
                                                                           -----------
                    Net cash provided by financing activities                7,500,000
                                                                           -----------
                    Net increase in cash and cash equivalents                  750,840

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      --
                                                                           -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $   750,840
                                                                           ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    CONTRIBUTION OF INVESTMENTS BY MANAGER                                 $ 1,173,125
                                                                           ===========

The accompanying notes are an integral part of this statement.

EMERGENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000

1. BACKGROUND AND FORMATION

      Emergent Ventures, LLC (the "Company") was formed and commenced operations in the State of Delaware on March 8, 2000. The Company was formed to invest primarily in global private equity investment opportunities in information technology, health care and medical technology companies.

      Emergent Ventures, LLC's equity capitalization consisted of a contribution of $1,173,125 in securities by Emergent Management Company, LLC (the "Manager"), a Delaware limited liability company, for 58% of Emergent Ventures, LLC's equity interest, and a contribution of $7,500,000 in cash by other members in return for the remaining 42% of Emergent Ventures, LLC's equity interest.

      On August 31, 2000, the Company consummated the transactions contemplated by the Equity Transfer Transaction (the "Transfer"), all pursuant to an Equity Transfer and Reorganization Agreement dated August 10, 2000 (the "Agreement"), by and among Dynamic International, Ltd. ("Dynamic"), certain of its shareholders, Emergent Management Company, LLC, and several holders of membership interests in the Company.

      Pursuant to the Agreement, the Company contributed substantially all of its assets to Dynamic in exchange for the issuance of approximately 39,000,000 shares of Dynamic common stock to the members of the Company. Dynamic subsequently changed its name to Emergent Group, Inc.

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

      For financial accounting purposes, the acquisition was accounted for as a recapitalization by the Company (as the accounting acquiror) with Dynamic (as the accounting acquiree). After the Transfer, the former members of the Company became the beneficial owners of approximately 39,000,000 shares of Dynamic's common stock, representing approximately 90% interest in Dynamic. Each of the Directors of Dynamic immediately resigned prior to the consummation of the Transfer. The principal interest holders of the Manager of the Company were elected as directors of Dynamic and now comprise a majority of Dynamic's directors, and serve as Dynamic's executive officers. The Company has recorded goodwill as a result of the Transfer amounting to $250,000 which will be amortized over 3 years.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

EMERGENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000

      Government Regulations and Legal Uncertainties

      U.S. companies that have more than 100 shareholders or are publicly traded in the U.S. and are, or hold themselves out to be, engaged primarily in the business of investing, reinvesting or trading of securities are regulated under the Investment Company Act of 1940. Although we believe that we are actively engaged in business and are not an investment company, we will also rely on the Securities and Exchange ("SEC") rule that allows us to avoid investment company regulation so long as at least 55% of our total assets are represented by, and at least 55% of our income is derived from, majority-owned subsidiaries, primarily controlled companies and other assets that meet the requirements of that rule. To maintain compliance with this rule, we may be unable to sell assets which we would otherwise want to sell and may need to sell assets which we would otherwise want to retain. In addition, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired and may need to forego opportunities to acquire interests in attractive companies that might be important to our business strategy. In addition, because our clients may not be majority-owned subsidiaries or primarily controlled companies either when we acquire interests in them or at later dates, changes in the value of our interests in our clients and the income/loss and revenue attributable to our clients could require us to register as an investment company. Investment Company Act regulations are inconsistent with our strategy of actively managing, operating and promoting collaboration among our network of clients, and it is not feasible for us to operate our business as a registered investment company. We believe that because of the planned structure of our interests in our clients and our business strategy, we will not be regulated under the Investment Company Act. However, we cannot assure you that the structure of our client interests and our business strategy will preclude regulation under the Investment Company Act, and we may need to take specific actions which would not otherwise be in our best interests to avoid such regulation.

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

      Thereafter, we must either register under the Investment Company Act or seek an administrative exemption from regulation under the Investment Company Act. If, despite our efforts, we were required to register as an investment company, we would have to comply with substantive requirements under the Investment Company Act applicable to registered investment companies. These requirements include: limitations on our ability to borrow; limitations on our capital structure; restrictions on acquisitions of interests in associated companies; prohibitions on transactions with affiliates; restrictions on specific investments; and compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations.

      These rules and regulations would significantly change our operations and prevent us from executing our business model.

      Cash and Cash Equivalents

      The Company considers all highly liquid investments with maturity of three months or less to be cash equivalents.

EMERGENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000

      Interest and Dividend Income

      Transactions are accounted for on the trade date in the case of public market transactions or on the date of purchase in other cases. Interest income is recorded on the accrual basis; dividend income paid in cash is recorded on the date on which the payment is fixed, while dividend income paid in marketable securities is valued on the date such securities are sold.

      Related Party Transactions

      Emergent Group Inc. is owned 58% by Emergent Management Company LLC, an entity controlled by the principal stockholders of the Company. In addition, another entity owned by the principal stockholders of the Company paid the majority of the operating expenses for the period from inception (March 8, 2000) to December 31, 2000 on the Company's behalf. Upon the receipt of its initial funding, the Company reimbursed the related party in full. This related party owes the Company $467,519.

      Marketable Securities

      Trading investments are recorded in the accompanying financial statements on the following basis: any security which is traded on an internationally or nationally recognized securities exchange or the Nasdaq Stock Market National Market System ("Nasdaq") shall be valued at the last sale price on the date of valuation as quoted on such exchange or market, as the case may be, which represents the principal market on which such security is traded. If there is no sale of such security on such day, such security shall be valued at the mean of the closing bid and asked prices on such day. If no bid or asked prices are quoted on such day, such security shall be valued by such method as the Manager of the Company shall determine in good faith to reflect its fair value. Any security which is traded principally in the over-the-counter market (but excluding securities admitted to trading on Nasdaq) shall be valued at the latest bid price available on the date of valuation.

      Portfolio Valuation, Nonmarketable Securities

      Securities or investments and assets of the Company other than Trading Investments as well as investments of the Company where no market value can be determined either (i) because there is no public market or (ii) the market is not deemed to be an indicator of value because of limited float or trading activity shall be assigned such value as the Manager or a third party engaged to provide such service shall determine in good faith to reflect its fair value. Such securities are valued at cost , unless there is a indication of a permanent impairment in value.

      Realized and Unrealized Gains and Losses on Investments

      Management's policy is to include unrealized holding gains and losses on trading securities and to report them as a net amount in operations. Realized gains and losses on the sale of trading securities are determined using the specific identification method.

EMERGENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000

      The Company did not sell or trade any of its securities during the period ended December 31, 2000. The Company has recognized a realized loss on a permanently impaired investment that was classified as available for sale in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company does not expect to recover the cost basis of the investment and has valued the new cost to be zero.

      Financial and Business Risks Related to Non-Marketable Securities

      A significant portion of the Company's assets are invested in non-marketable securities which may involve significant business and financial risks and may result in substantial losses. Due to of the absence of any liquid trading market for these investments, the Company may take longer to liquidate these positions than would be the case for marketable securities. These securities may be resold in privately negotiated or public sale transactions and the prices realized on such sales could be less than those originally paid by the Company. Further, companies whose securities are not marketable may not be subject to the disclosure and other investor protection requirements applicable to companies whose securities are publicly traded.

      Intangibles

      The excess of purchase price over fair value of net assets acquired is amortized on a straight-line basis over the estimated future period of the benefit of three years. The Company will periodically assess the recoverability of the cost of its goodwill based upon estimated future profitability of the related entities.

      Furniture and Fixtures

      Furniture, fixtures and equipment are stated at cost less accumulated depreciation or amortization. Depreciation is computed using the straight-line method of accounting over the estimated useful lives of five to seven years.

      Income Taxes

      The Company accounts for income taxes under the guidelines of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 109,"Accounting for Income Taxes." Accordingly, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in the period in which the tax change occurs. Valuation allowances are established, when necessary, to reduce deferred tax asset amounts expected to be realized.

      Concentration of Credit Risk

      Financial instruments, which potentially subject the Company to a concentration of credit risk, consist of cash and cash equivalents. Cash and cash equivalents consist of deposits placed with various high credit quality financial institutions.

EMERGENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000

      Long-Lived Assets

      The Company accounts for long lived assets under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement provides the guidelines for financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. As of December 31, 2000 management has determined that there has been no impairment of long-lived assets.

      Comprehensive Income

      The Company observes the provisions of SFAS No. 130, "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains or losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of annual financial statements. The Company's operations in 2000 did not give rise to items includable in comprehensive income which were not already in its operations for the period ended December 31, 2000.

      Derivative Instruments

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137 and No. 138, is effective for all fiscal years beginning after June 15, 2000 and will not require retroactive restatement of prior period financial statements. This statement requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet measured at fair value. Derivative instruments will be recognized as gains or losses in the period of change. If certain conditions are met where the derivative instrument has been designated as a fair value hedge, the hedge items may also be marked to market through earnings, thus creating an offset. If the derivative is designed and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument may be recorded in comprehensive income. The Company does not presently make use of derivative instruments.

      Earnings Per Share

      The Company computes net loss per share in accordance with SFAS No. 128, "Earnings Per Share". Under the provisions of SFAS No. 128, basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statements of operations. The Company has presented the weighted average number of common shares outstanding as though the recapitalization of the Company, occurring upon the transfer, had occurred as of the Company's inception date, (March 8, 2000), and the shares had been issued and outstanding.

EMERGENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2000

      Fair Value of Financial Instruments

      The fair value of cash and cash equivalents, investments, due from related party, interest income and other receivables and accounts payable and accrued expenses approximate book value.

      Use of Estimates

      The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

3. OTHER ASSETS

      The Company has purchased fixed assets for use in its operating office. The assets are being depreciated over their estimated useful lives of five to seven years. Depreciation expense for the period from inception (March 8, 2000) to December 31, 2000 was $33,844.

      Other Assets consist of the following at December 31, 2000:

      Security Deposit for Office Space                      $195,672
      Goodwill, net of accumulated amortization of $27,778    222,222

      Fixed Assets, net of accumulated depreciation
        and amortization of $33,844                           305,795
                                                             --------
                                                             $723,689
                                                             ========

EMERGENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2000

4. MARKETABLE AND NONMARKETABLE SECURITIES

      As of December 31, 2000 marketable and nonmarketable securities consisted of the following:


  Number
 of Shares                  Description                          Cost         Value             Industry
 ---------        ---------------------------------------     ----------   ----------           --------------------------------
                  TRADING INVESTMENTS:

        183,334     Net Value Holdings Inc.                   $2,000,000   $   91,667           Internet Consulting
         25,000     eMarketplace Inc.                            135,625        1,563           B2B Platform Developer
                                                              ----------   ----------
                                                               2,135,625       93,230
                                                              ----------   ----------

                  NON-TRADING INVESTMENTS:

                        Equity Securities

      1,136,506     Olliance Inc.                                     --           --           Open Source Software Consulting
        333,333     Sanarus Medical Inc.                         500,000      500,000           Medical Device Manufacturer
        200,000     SundoTelecom Co. Ltd                         230,000      230,000           Korean Telecom
          6,000     Digital Media Co., Ltd                        50,000       50,000           Internet Hosting Company
                                                                                                Scientific Instruments And Bio
        200,000     Biotel Co. Ltd                               150,000      150,000           Sensors
             --     RFP Marketplace                              250,000      250,000           B2B ASP
        808,823     eCongo.com                                   687,500      687,500           E-Commerce Infrastructure Provider
                                                                                                Korean Technology Holding Company
         24,000     Interbio Co. Ltd                             100,000      100,000           Healthcare services

        500,000     Roam I.T. (Canada) Holdings Inc.              67,000       67,000           Healthcare Information Technology
                                                              ----------   ----------

                                                   Subtotal    2,034,500    2,034,500
                                                              ----------   ----------

                        Debt Securities

Convertible Debt        eCongo.com, Inc.                         750,000      750,000           E-Commerce Infrastructure Provider
Convertible Debt        Medical Resource Mgmt Inc.               340,000      340,000           Healthcare services
                                                              ----------   ----------
                                                   Subtotal    1,090,000    1,090,000
                                                              ----------   ----------

                        Total cost/value of investments       $5,260,125   $3,217,730
                                                              ==========   ==========

EMERGENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2000

5. STOCKHOLDERS' EQUITY

      Common stock

      In connection with the Transfer and Agreement approximately 39,000,000 shares of Dynamic common stock was issued to members of the Company (Note
      1).

      Warrants

      In December 1997, in connection with the initial public offering of Dynamic securities, approximately 120,000 warrants to purchase securities were issued to Dynamic's underwriters. The underwriter's warrants became exercisable at December 1998 and will continue to be exercisable through December 2003 at an exercise price of $8.25.

6. CAPITAL COMMITMENTS

      The private offering memorandum agreement between the Company and its members does not stipulate the requirements for members to contribute additional capital. Any new membership interest units purchased by new members will result in a dilutive interest on behalf of the existing members.

7. COMMITMENTS AND CONTINGENCIES

      Litigation

      In October 2000, the Company's related party commenced an action on behalf of the Company against one of the company's in which it holds an investment, and two of its officers in the United States District Court for the Southern District of New York. The action is for negligence and fraud under the Federal securities laws and common law. The action is currently in the discovery stage and accordingly, a final outcome has not be determined. The related investment is currently stated at its fair value.

      Operating Lease

      The Company's related party has entered into a lease agreement for office space that will be shared by all of the related entities. The agreement expires on March 31, 2005. Total rent expense approximated $158,000 for the period ended December 31, 2000.

8. SUBSEQUENT EVENT

      On January 23, 2001, the Company, Medical Resources Management, Inc. ("MRM") and MRM Acquisition Inc., the wholly-owned subsidiary of the Company, entered into an Agreement and Plan of Reorganization and Merger, (the "Merger") providing for the merger of MRM with and into MRM Acquisition, Inc. Immediately following the merger, MRM Acquisition Inc. will cease to exist and MRM will be the surviving corporation.

      Under the terms of the agreement, holders of MRM common stock will receive no less than 0.37 or more than 0.60 shares of the Company's common stock in exchange for each share of MRM common stock. The agreement provides for a maximum issuance of 8.5 million shares of Emergent's common stock. The amount of the purchase price will be determined using the market value of the Company's stock when the necessary approvals to consummate the transaction are obtained. The transaction is expected to be accounted for under the purchase method of accounting.

EMERGENT GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2000

MRM makes mobile laser/surgical services available to its customers by providing this equipment on a per procedure basis to hospitals, out patient surgery centers, and physicianss offices. MRM provides these mobile lasers with technical support to ensure the lasers are working correctly for the physicians. MRM also provides other medical equipment on a rental basis to hospitals and surgery centers.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               EMERGENT GROUP INC.


Date: March 30, 2001                           By: /s/ Daniel Yun
                                                   -----------------------------
                                                   Daniel Yun, Chairman

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                  Title                                  Date
---------                  -----                                  ----

/s/Daniel Yun              Chairman and Director
-------------------        (principal executive officer)          March 30, 2001
Daniel Yun


/s/Mark Waldron            President and Director
-------------------        (principal financial officer
Mark Waldron               and principal accounting officer)      March 30, 2001


-------------------
Howard Waltman             Director

/s/Matthew K. Fong
-------------------
Matthew K. Fong            Director                               March 30, 2001