Form 10-Q
period 2001-03-31
EMERGENT GROUP INC/NY
filed 2001-05-15
CIK 1021097

==============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                     -----------------------------------


                                  FORM 10-Q


                     -----------------------------------



           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934



FOR THE QUARTERLY PERIOD ENDED                 COMMISSION FILE NUMBER:
     MARCH 31, 2001                                    0-21475




                             EMERGENT GROUP INC.
            (Exact name of registrant as specified in its charter)






            NEVADA                                       93-1215401
(State of other jurisdiction of                       (I.R.S. employer
incorporation or organization)                        identification no.)




                               375 PARK AVENUE
                           NEW YORK, NEW YORK 10152
                   (Address of principal executive offices)




Registrant's telephone number, including area code:         (212)  813-9700



                         ----------------------------


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                                 Yes  X  No
                                    ----   ----



                         ----------------------------


        Number of shares of Common Stock outstanding as of May 10, 2001:
44,173,280 shares




==============================================================================

                             EMERGENT GROUP INC.

                                  FORM 10-Q

                              TABLE OF CONTENTS

                                                                                          Page
                                                                                          ----

PART I.  FINANCIAL INFORMATION

        Item 1. Financial Statements.

                Consolidated Balance Sheets as of March 31, 2001 (unaudited) and
                December 31, 2001 (audited)..........................................        1

                Consolidated Statements of Operations for the Three Months Ended
                March 31, 2001 (unaudited) and for the Period From Inception
                (March 8, 2000) to March 31, 2000 (unaudited)........................        2

                Consolidated Statements of Cash Flows for the Three Months Ended
                March 31, 2001 (unaudited) and for the Period From Inception
                (March 8, 2000) to March 31, 2000 (unaudited)........................        3

                Notes to Consolidated Financial Statements...........................        4

        Item 2. Management's Discussion and Analysis of Financial Condition and Results
                of Operations........................................................        9

        Item 3. Quantitative and Qualitative Disclosure About Market Risk............       11


PART II.  OTHER INFORMATION

        Item 6. Exhibits and Reports on Form 8-K.....................................       12

Signatures...........................................................................       13

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

EMERGENT GROUP INC.

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000 (AUDITED)

                                                                           MARCH 31,      DECEMBER 31,
ASSETS:                                                                      2001            2000
                                                                             ----            ----
   Cash and cash equivalents                                               $309,755         $750,840
   Interest income receivable                                                44,894           24,969
   Due from related party                                                   441,552          467,519
   Investments                                                            2,708,334        3,217,730
   Other assets, net                                                        723,706          723,689
                                                                            -------          -------
              Total assets                                               $4,228,241       $5,184,747
                                                                          ---------        ---------

LIABILITIES:
   Accrued expenses and other liabilities                                  $228,360         $121,837
                                                                            -------          -------
              Total liabilities                                             228,360          121,837
                                                                            -------          -------

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred Stock, $.001 par value, 10,000,000 authorized, none
      issued or outstanding                                                       -                -
   Common Stock, $.001 par value, 100,000,000 authorized, 44,173,280
      issued and outstanding                                                 44,173           44,173
   Additional paid-in capital                                             8,628,952        8,628,952
   Accumulated deficit                                                  (4,673,244)      (3,610,215)
                                                                        -----------      -----------
              Total stockholders' equity (deficit)                        3,999,881        5,062,910
                                                                          ---------        ---------
              Total liabilities and stockholders' equity (deficit)       $4,228,241       $5,184,747
                                                                         ==========       ==========




The accompanying notes are an integral part of these balance sheets.

EMERGENT GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND FOR
THE PERIOD FROM INCEPTION (MARCH 8, 2000) TO MARCH 31, 2000



                                                                     Three Months      Inception
                                                                        Ended        (March 8, 2000)-
                                                                    March 31, 2001    March 31, 2000
                                                                     (unaudited)       (unaudited)
                                                                   ----------------- ----------------
REVENUE:                                                                 $ -               $ -
EXPENSES:
     Realized loss on investments                                           687,500         -
     Professional fees                                                      150,615            3,119
     Rent expense                                                            49,299           16,306
     Consulting fees                                                          4,758            2,255
     General and administrative expenses                                    111,920           15,371
     Travel                                                                  58,759            7,864
     Depreciation and amortization                                           36,502              286
                                                                          ---------          -------

            Total expenses                                              (1,099,353)         (45,201)
                                                                        -----------         --------

     Unrealized appreciation on trading investments                           3,105        1,343,554
     Other income                                                            33,219            --
                                                                       ------------       ----------

             Net income (loss)                                        $ (1,063,029)       $1,298,353
                                                                      =============       ==========

EARNINGS PER SHARE DATA:
     Basic and diluted earnings per share                                   $(0.02)          $  0.03
                                                                            =======          =======
     Weighted average common shares outstanding                          44,173,280       39,755,022
                                                                         ==========       ==========


The accompanying notes are an integral part of these statements.

EMERGENT GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND
FOR THE PERIOD FROM INCEPTION (MARCH 8, 2000) TO MARCH 31, 2000




                                                                     Three Months     Inception
                                                                        Ended       (March 8, 2000)-
                                                                    March 31, 2001  March 31, 2000
                                                                     (unaudited)     (unaudited)
                                                                     -----------    ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                  $(1,063,029)      $1,298,353
   Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
         Unrealized appreciation, net on investments                       (3,105)     (1,343,554)
         Depreciation and amortization                                      36,502             286
         Realized loss of investments                                      687,500        -
         Increase in operating assets and liabilities:
           Interest income receivable                                     (19,925)        -
           Due from related party                                           25,967        -
           Other assets                                                   (36,518)       (223,513)
           Accrued expenses and other liabilities                          106,523        -
           Due to related party                                            -             2,518,428
                                                                       -----------       ---------
              Net cash (used in) provided by operating activities        (266,085)       2,250,000
                                                                       -----------       ---------
   Investing activities:
           Purchases of securities                                       (175,000)     (2,250,000)
                                                                       -----------     -----------
              Net cash used in investing activities                      (175,000)     (2,250,000)
                                                                       -----------     -----------

              Net decrease in cash and cash equivalents                  (441,085)       -
                                                                       -----------     ------------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             750,840       -
                                                                       -----------     ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $  309,755     $  -
                                                                       ===========    =============




The accompanying notes are an integral part of these statements.

EMERGENT GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001 (UNAUDITED)

The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form-10K. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the periods presented.

The results of operations presented for the period from inception (March 8, 2000) to March 31, 2000 and three months ended March 31 2001, are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.


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

   Pursuant to the Agreement, the Company contributed substantially all of its assets to Dynamic in exchange for the issuance of approximately 39,000,000 shares of Dynamic common stock to the members of the Company. Dynamic subsequently changed its name Emergent Group, Inc.

   On August 31, 2000, pursuant to and in accordance with the Agreement, prior to the consummation of the Transfer, Dynamic transferred all of the assets and liabilities (other than outstanding bank debt in the amount of $250,000) to a wholly-owned corporation of Dynamic named Dynamic, International, Inc. Dynamic International, Inc., acquired the transferred assets, assumed the remaining liabilities and indemnified Dynamic against any liabilities relating to or arising out of the transferred assets and the assumed liabilities.

   For financial accounting purposes, the acquisition was accounted for as a recapitalization by the Company (as the accounting acquiror) with Dynamic (as the accounting acquiree). After the Transfer, the former members of the Company became the beneficial owners of approximately 39,000,000 shares of Dynamic's common stock, representing approximately 90% interest in Dynamic. Each of the Directors of Dynamic immediately resigned prior to the consummation of the Transfer. The principal interest holders of the Manager of the Company were elected as directors of Dynamic and now

EMERGENT GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001 (UNAUDITED)

   comprise a majority of Dynamic's directors, and serve as Dynamic's executive officers. The Company recorded goodwill as a result of the Transfer amounting to $250,000, which will be amortized over three years.

   Emergent recently announced that it intends to transition itself into a medical technology operating company that has as one of its primary objectives launching an innovative national distribution platform leveraging physician and healthcare facilty access with medical technology acquisitions and strategic relationships. Emergent believes that its proposed acquisition of MRM, if completed, will provide a platform to faciltate its efforts to acquire and/or enter into strategic relationships with other companies in the medical equipment and technology distribution industry. Emergent hopes to leverage its merchant banking resources to identify and acquire and/or enter into strategic relationships with medical technology companies with large market opportunities and potential whose operations currently are restricted by the lack of effective channels of distribution.

   Although it is the current intention of Emergent to focus its activities in the medical equipment and technology distribution industry, Emnergent also intends to continue to explore merchant banking opportunities in other industries.

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

     Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

     Government Regulations and Legal Uncertainties

     U.S. companies that have more than 100 shareholders or are publicly traded in the U.S. and are, or hold themselves out to be engaged primarily in the business of investing, reinvesting or trading of securities are regulated under the Investment Company Act of 1940. Although we believe that we are actively engaged in business and are not an investment company, we will also rely on the Securities and Exchange ("SEC") rule that allows us to avoid investment company regulation so long as at least 55% of our total assets are represented by, and at least 55% of our income is derived from, majority-owned subsidiaries, primarily controlled companies and other assets that meet the requirements of that rule. To maintain compliance with this rule, we may be unable to sell assets, which we would otherwise want to sell and may need to sell assets, which we would otherwise want to retain. In addition, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired and may need to forego opportunities to acquire interests in attractive companies that might be important to our business strategy. In addition, because our clients may not be majority-owned subsidiaries or primarily controlled companies either when we acquire interests in them or at later dates, changes in the value of our interests in our clients and the income/loss and revenue attributable to our clients could require us to register as an investment company. Investment Company Act regulations are inconsistent with our strategy of actively managing, operating and promoting collaboration among our network of clients, and it is not feasible for us to operate our business as a registered investment company. We believe that because of the planned structure of our interests in our clients and our business strategy, we will not be regulated under the Investment Company Act. However, we cannot assure you that the structure of our client interests and our business strategy will preclude regulation under the Investment Company Act, and we may need to take specific actions, which would not otherwise be in our best interests to avoid such regulation.

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

EMERGENT GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001 (UNAUDITED)

     These requirements include: limitations on our ability to borrow; limitations on our capital structure; restrictions on acquisitions of interests in associated companies; prohibitions on transactions with affiliates; restrictions on specific investments; and compliance with reporting, recordkeeping, voting, proxy disclosure and other rules and regulations.

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

     Related Party Transactions

     Emergent Group Inc. is owned 58% by Emergent Management Company LLC, an entity controlled by the principal stockholders of the Company. In addition, another entity owned by the principal stockholders of the Company paid the majority of the operating expenses for the period from inception (March 8,2000) to December 31, 2000 on the Company's behalf. The Company borrows funds from this related party when needed. This related party owes the Company $441,552 as of March 31, 2001.

     Marketable Securities

     Trading investments are recorded in the accompanying financial statements on the following basis: any security which is traded on an internationally or nationally recognized securities exchange or the Nasdaq Stock Market National Market System ("Nasdaq") shall be valued at the last sale price on the date of valuation as quoted on such exchange or market, as the case may be, which represents the principal market on which such security is traded. If there is no sale of such security on such day, such security shall be valued at the mean of the closing bid and asked prices on such day. If no bid or asked prices are quoted on such day, such security shall be valued by such method as the Manager of the Company shall determine in good faith to reflect its fair value. Any security which is traded principally in the over-the- counter market (but excluding securities admitted to trading on Nasdaq) shall be valued at the latest bid price available on the date of valuation.

     Portfolio Valuation, Nonmarketable Securities

     Securities or investments and assets of the Company other than Trading Investments as well as investments of the Company where no market value can be determined either (i) because there is no public market or (ii)the market is not deemed to be an indicator of value because of limited float or trading activity shall be valued at cost, unless there is an indication of a permanent impairment in value.

     Realized and Unrealized Gains and Losses on Investments

     Management's policy is to include unrealized holding gains and losses on trading securities and to report them as a net amount. Realized gains and losses on the sale of trading securities are determined using the specific identification method. The Company did not sell or trade any of its securities during the period ended March 31,2001.

     Financial and Business Risks Related to Non-Marketable Securities

     A significant portion of the Company's assets are invested in non-marketable securities which may involve significant business and financial risks and may result in substantial losses. Due to of the

EMERGENT GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001 (UNAUDITED)


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

     Comprehensive Income

     The Company observes the provisions of SFAS No.130,"Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income). The Company's operations for the periods presented did not give rise to items includable in comprehensive income which were not already in its operations for the periods presented.

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

     Derivative Instruments

     In June 1998, the Financial Accounting Standards Board issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No.133, as amended by SFAS No.137 and No.138, is effective for all fiscal years beginning after June 15, 2000 and will not require retroactive restatement of prior period financial statements. This statement requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet measured at fair value. Derivative instruments will be recognized as gains or losses in the period of change. If certain conditions are met where the derivative instrument has been designated as a fair value hedge, the hedge items may also be marked to market through earnings, thus creating an offset. If the derivative is designed and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument may be recorded in comprehensive income. The adoption of SFAS No. 133 did not have a material effect on the Company's financial statements.

     Fair Value of Financial Instruments

     The fair value of cash and cash equivalents, investments, due from related party, interest income and other receivables and accounts payable and accrued expenses approximate book value.

     Use of Estimates

EMERGENT GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001 (UNAUDITED)


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

     Reclassifications

     Certain prior period amounts have been reclassified to conform with the current period's presentation.

3. ACQUISITION

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

   Under the terms of the agreement, holders of MRM common stock will receive no less than 0.37 or more than 0.60 shares of the Company's common stock in exchange for each share of MRM common stock. The agreement provides for a maximum issuance of 9.1 million shares of Emergent's common stock. The amount of the purchase price will be determined using the market value of the Company's stock when the necessary approvals to consummate the transaction are obtained. The transaction is expected to be accounted for under the purchase method of accounting.

   MRM makes mobile laser/surgical services available to its customers by providing this equipment on a per procedure basis to hospitals, out patient surgery centers, and physicians offices. MRM provides these mobile lasers with technical support to ensure the lasers are working correctly for the physicians. MRM also provides other medical equipment on a rental basis to hospitals and surgery centers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

        The Company's equity capitalization consisted of a contribution of $1,173,125 in securities by Emergent Management Company, LLC (the "Manager"), a Delaware limited liability company, for 58% of the Company's equity interest, and a contribution of $7,500,000 in cash by other members in return for the remaining 42% of the Company's equity interest. On August 31, 2000, the Company consummated the transactions (the "Transfer") contemplated by an Equity Transfer and Reorganization Agreement dated August 10, 2000 (the "Transfer Agreement"), by and among Dynamic International, Ltd. ("Dynamic"), certain of its stockholders, the Manager and the several holders of membership interests in the Company.

        Pursuant to the Transfer Agreement, the Company contributed substantially all of its assets to Dynamic in exchange for the issuance of approximately 39,000,000 shares of Dynamic's common stock to the members of the Company. Dynamic subsequently changed its name to Emergent Group Inc.

        On August 31, 2000, pursuant to and in accordance with the Transfer Agreement, prior to the consummation of the Transfer, Dynamic transferred all of the assets and liabilities (other than outstanding bank debt in the amount of $250,000) to a wholly owned corporation of Dynamic named Dynamic International Inc. Dynamic International Inc. acquired the transferred assets, assumed the remaining liabilities and indemnified Dynamic against any liabilities relating to or arising out of the transferred assets and the assumed liabilities.

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

        Emergent recently announced that it intends to transition itself into a medical technology operating company that has as one of its primary objectives launching an innovative national distribution platform leveraging physician and healthcare facilty access with medical technology acquisitions and strategic relationships. Emergent believes that its proposed acquisition of MRM, if completed, will provide a platform to faciltate its efforts to acquire and/or enter into strategic relationships with other companies in the medical equipment and technology distribution industry. Emergent hopes to leverage its merchant banking resources to identify and acquire and/or enter into strategic relationships with medical technology companies with large market opportunities and potential whose operations currently are restricted by the lack of effective channels of distribution.

        Although it is the current intention of Emergent to focus its activities in the medical equipment and technology distribution industry, Emergent also intends to continue to explore merchant banking opportunities in other industries.

RESULTS OF OPERATIONS

        The following discussion relates to our results of operations for the periods noted and are not necessarily indicative of the results expected for any other interim period or any future fiscal year. In addition, we note that the period-to-period comparison below may not be indicative of future performance as the prior period consists of approximately one month of operations versus three months of operations in the current period.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 AND THE PERIOD FROM INCEPTION (MARCH 8, 2000) TO MARCH 31, 2000

        For the three months ended March 31, 2001, Emergent incurred a loss of ($1,063,029), or ($0.02) basic earnings per share, versus net income of $1,298,353, or ($0.03) basic earnings per share for the period from inception (March 8, 2000) to March 31, 2000. The change is partially the result of a realized loss of $687,500, due to a permanent impairment on an investment in the current period, as opposed to unrealized appreciation of trading securities of $1,343,554 in the period from inception (March 8, 2000) to March 31, 2000. In addition, the Company incurred an increase of professional fees of $147,496 due to the additional legal and professional costs relating to the Company's public filing requirements and an increase in general and administrative expenses of $96,549 as a result of the Company increasing its internal support staff and executing its business plan.


LIQUIDITY AND CAPITAL RESOURCES

        The Company had cash and cash equivalents of $309,755 at March 31, 2001. Cash used in operating activities for the three months ended March 31, 2001 was ($266,085). This was primarily the result of the net operating loss from operations of ($1,063,029) offset by an increase in accrued expenses and other liabilities of $106,523, after considering the non-cash realized loss of $687,500 on the permanent impairment of an investment. This compares to cash provided by operating activities in the period from inception (March 8, 2000) to March 31, 2000 of $2,250,000, which was primarily the result of advances from related parties.

Cash used in investing activities for the three months ended March 31, 2001 was ($175,000) as a result of the advances made to a potential investment as compared to cash used in investing activities in the period from inception of ($2,250,000), which consisted of a series of investments.

Since inception, Emergent has utilized its capital contributions and borrowings from related parties to support its operations. Emergent's management believes that on a short-term and long-term basis Emergent will have sufficient funds for working capital and capital expenditures from its existing working capital, additional capital contributions, borrowings from related parties and increased cash flow from operations. Emergent's management believes that Emergent's current cash and cash equivalents will be sufficient to meet Emergent's working capital and capital expenditure requirements for at least the next 12 months.


RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No.133, as amended by SFAS No.137 and No.138, is effective for all fiscal years beginning after June 15, 2000 and will not require retroactive restatement of prior period financial statements. This statement requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet measured at fair value. Derivative instruments will be recognized as gains or losses in the period of change. If certain conditions are met where the derivative instrument has been designated as a fair value hedge, the hedge items may also be marked to market through earnings, thus creating an offset. If the derivative is designed and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument may be recorded in comprehensive income. The adoption of SFAS No. 133 in 2001 did not have a material effect on the Company's financial statements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

        The Company is not exposed to financial market risks from changes in foreign currency exchange rates or changes in interest rates. The Company does not use derivative financial instruments.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

        None.

(b) Reports on Form 8-K. The Company filed the following reports on Form 8-K during the first quarter of the year ending December 31, 2001.

                      Date Report
Date of Report        Filed with SEC        Items Reported
--------------        --------------        --------------
January 25, 2001      January 26, 2001      Item 4 - Changes in Registrant's Certifying
                                                     Accountant
                                            Item 7 - Financial Statements, Pro Forma
                                                     Financial Information and Exhibits
                                            Item 8.- Change in Fiscal Year


January 29, 2001      January 31, 2001      Item 5 - Other Events
                                            Item 7 - Financial Statements, Pro Forma
                                                     Financial Information and Exhibits

August 31, 2000       February 20, 2001     Item 7 - Financial Statements, Pro Forma
(Amendment No. 1)                                    Financial Information and Exhibits *

March 21, 2001        March 21, 2001        Item 5 - Other Events

-------------

* Included historical financial statements for Emergent Ventures, LLC. Also included pro forma combining financial statements of Emergent Ventures, LLC and Dynamic International, Ltd. (now known as Emergent Group Inc.).

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EMERGENT GROUP INC.



Date:   May 15, 2001                   By: /s/ Daniel Yun
                                          ------------------------
                                               Daniel Yun
                                               Chairman



Date:   May 15, 2001                   By: /s/ Mark Waldron
                                          ------------------------
                                               Mark Waldron
                                               President
                                               (principal financial officer)