Form 10-Q
period 2001-06-30
EMERGENT GROUP INC/NY
filed 2001-08-13
CIK 1021097

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       -----------------------------------

                                    FORM 10-Q

                       -----------------------------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the Second Quarter Ended June 30, 2001
                                                -------------

                         Commission File Number: 0-21475
                                                ---------

                               EMERGENT GROUP INC.
                               -------------------
             (Exact name of registrant as specified in its charter)

                 Nevada                                     93-1215401
                 ------                                     ----------
(State of jurisdiction of Incorporation)    (I.R.S. Employer Identification No.)

                                 375 Park Avenue
                             New York, NY 10152-3699
                             -----------------------
                    (Address of principal executive offices)

                                 (212) 813-9700
                                 --------------
                         (Registrant's telephone number)

                                 Not Applicable
                                 --------------
      (Former name, address and fiscal year, if changed since last report)

                       -----------------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of August 13, 2001, the registrant had a total of 49,806,959. shares of Common Stock outstanding.

================================================================================

                               EMERGENT GROUP INC.

                                    FORM 10-Q

                                Table of Contents

                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements (unaudited)

           Consolidated Balance Sheets as of June 30, 2001 and December 31,
             2000 (audited)                                                   3

           Consolidated Statements of Operations for the Three and Six
             Months Ended June 30, 2001 and for the Period From Inception
             (March 8, 2000) to June 30, 2000                                 4

           Consolidated Statements of Cash Flows for the Six Months Ended
             June 30, 2001 and for the Period From Inception (March 8, 2000)
             to June 30, 2000                                                 5

           Notes to Consolidated Financial Statements                         6

 Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                             11

 Item 3. Quantitative and Qualitative Disclosure About Market Risk           14

 Item 5. Subsequent Events                                                   14

PART II. OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K                                    15

Signatures                                                                   16

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                               EMERGENT GROUP INC.

                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                June 30, 2001    December 31, 2000
                                                               ---------------   -----------------
                                                                 (unaudited)         (audited)
ASSETS
   Cash and cash equivalents                                     $         82       $        751
   Interest income receivable                                              24                 25
   Due from related entity                                                539                467
   Investments                                                          2,536              3,218
   Other assets, net                                                      740                724

                                                                 ------------       ------------
     Total assets                                                $      3,921       $      5,185
                                                                 ============       ============

LIABILITIES
   Accrued expenses                                              $        139       $        122
   Due to shareholders'                                                   941                 --

                                                                 ------------       ------------
     Total Liabilities                                                  1,080                122

STOCKHOLDERS' EQUITY
   Preferred Stock, $.001 par value, 10,000,000 authorized,
      none issued or outstanding                                           --                 --
   Common Stock, $.001 par value, 100,000,000 authorized,
      44,173,280 issued and outstanding                                    44                 44
   Additional paid-in capital                                           8,629              8,629
   Accumulated deficit                                                 (5,832)            (3,610)

                                                                 ------------       ------------
     Total stockholders' equity                                         2,841              5,063

                                                                 ------------       ------------
   Total liabilities and stockholders' equity                    $      3,921       $      5,185
                                                                 ============       ============

      The accompanying notes are an integral part of these balance sheets.

                               EMERGENT GROUP INC.

                  Consolidated Statements of Income (unaudited)
                    (in thousands, except earnings per share)

                                                                                                        Period from
                                                                                                         inception
                                                                                       Six Months        (March 8,)
                                                      Three Months Ended June 30,     Ended June 30,    to June 30,
                                                      ---------------------------     --------------  --------------
                                                         2001             2000             2001             2000
                                                         ----             ----             ----             ----
REVENUE                                                $     --         $     --         $     --         $     --

EXPENSES:
  Realized loss on investments                              783               --            1,471               --
  Professional fees                                         157              105              313              110
  Rent expense                                               56               28              106               44
  General and administrative expenses                       275               30              444               54
  Depreciation and amortization                              37               --               73               --

                                                       --------         --------         --------         --------
  Total expenses                                          1,308              163            2,407              208

  Unrealized gain (loss) on trading investments             134           (2,457)             137           (1,113)
  Other income                                               16               --               49               --

                                                       --------         --------         --------         --------
NET LOSS                                               $ (1,158)        $ (2,620)        $ (2,221)        $ (1,321)
                                                       ========         ========         ========         ========

EARNINGS PER SHARE DATA:
  Basic and diluted earnings per share                 $  (0.03)        $  (0.07)        $  (0.05)        $  (0.03)
  Weighted average common shares
   outstanding                                           44,173           39,755           44,173           39,755

        The accompanying notes are an integral part of these statements.

                               EMERGENT GROUP INC.

                Consolidated Statements of Cash Flows (unaudited)
                                 (in thousands)

                                                                                     Period from
                                                                                      inception
                                                                   Six Months         (March 8,)
                                                                 Ended June 30,      to June 30,
                                                                 --------------    --------------
                                                                      2001             2000
                                                                      ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $ (2,221)        $ (1,321)

Adjustments to reconcile net loss to net cash:
  Unrealized (appreciation) depreciation on investments, net            (137)           1,113
  Depreciation and amortization                                           73               --
  Realized loss on investments                                         1,471               --
  Increase in operating assets and liabilities:
     Interest income receivable                                           (1)              --
     Due from related entity                                             (97)             120
     Other assets                                                        (55)            (196)
     Accrued expenses                                                     17               --
                                                                    --------         --------
       Net cash used in operating activities                            (950)            (284)

Investing activities:
  Purchases of fixed assets                                              (34)            (222)
  Purchases of securities, net                                          (626)          (9,814)
                                                                    --------         --------
       Net cash used in investing activities                            (660)         (10,036)

Financing activities:
  Due to shareholders'                                                   941            2,840
  Contributed capital, net                                                --            7,500
                                                                    --------         --------
       Net cash provided by investing activities                         941           10,340

                                                                    --------         --------
         Net decrease in cash and cash equivalents                      (669)              20

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           751               --

                                                                    --------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $     82         $     20
                                                                    ========         ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Contribution of Investments by Shareholder's                   $     --         $  1,173

        The accompanying notes are an integral part of these statements.

                              EMERGENT GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of Emergent Group Inc. ("Company") have been prepared pursuant to the rules of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form-10K. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the periods presented.

The results of operations presented for the period from inception (March 8, 2000) to June 30, 2000 and the six months ended June 30, 2001, are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

1.    BACKGROUND AND FORMATION

      Emergent Ventures, LLC ("Venture") commenced operations in the State of Delaware on March 8, 2000 and was formed to invest primarily in global private equity opportunities in information technology, health care and medical technology companies.

      Venture's equity capitalization consisted of a contribution of $1,173,125 in securities by Emergent Management Company LLC ("Manager"), for a 58% interest of Venture, and a contribution of $7,500,000 in cash by other members in return for the remaining 42% interest of Venture.

      In August 2000, Venture consummated the transactions contemplated by the Equity Transfer Transaction ("Transfer"), all pursuant to an Equity Transfer and Reorganization Agreement ("Agreement"), by and among Dynamic International Ltd. ("Dynamic"), certain of its shareholders and Venture.

      Pursuant to and in accordance with the Agreement and immediately prior to the consummation of the Transfer, Dynamic transferred all of its assets and liabilities (other than outstanding bank debt in the amount of $250,000) to a wholly-owned subsidiary of Dynamic named Dynamic International, Inc. Dynamic International, Inc. acquired the transferred assets, assumed the remaining liabilities and indemnified Dynamic against any liabilities relating to or arising out of the transferred assets and the assumed liabilities. In conjunction with the Transfer, Dynamic International, Inc. was spun-off from Dynamic as a separate entity.

      Pursuant to the Agreement, Venture contributed substantially all of its assets to Dynamic in exchange for the issuance of approximately 39,000,000 shares of Dynamic common stock to the members of Venture. Dynamic subsequently changed its name to Emergent Group Inc. The Company retained Dynamic's State of Incorporation in Nevada and it's Federal Tax Identification Number.

      For financial accounting purposes, the acquisition was accounted for as a re-capitalization by the Company as the accounting acquiror and with Dynamic as the accounting acquiree. After the Transfer, the former members of Venture became the beneficial owners of approximately 39,000,000 shares of Dynamic's common stock, representing approximately 90% interest in Dynamic. Each of the Directors of Dynamic resigned immediately prior to the consummation of the Transfer. The beneficial owners of the Manager were elected as directors and executive officers of the Company. The Company recorded goodwill as a result of the Transfer amounting to $250,000, which is being amortized over three years.

      The Company had previously announced that it intends to transition itself into a medical technology operating company that has a primary objective of launching an innovative national distribution platform leveraging its access to physician practice and healthcare facilities utilizing acquisitions of medical technology companies and employing strategic partner relationships. The Company believes that its initial acquisition, Medical Resources

      Management, Inc. ("MRM"), completed in July 2001, will provide the platform to facilitate the Company's efforts to acquire and/or enter into strategic partner relationships with other companies in the medical technology, equipment and distribution industry. The Company plans to leverage its merchant banking resources to identify and acquire and/or enter into strategic partnering relationships with medical technology companies with large market opportunities and whose potential operations currently are restricted by the lack of effective channels of distribution.

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

            Government Regulations and Legal Uncertainties

            U.S. companies that have more than 100 shareholders or are publicly traded in the U.S. and are, or hold themselves out to be engaged primarily in the business of investing, reinvesting or trading of securities are regulated under the Investment Company Act of 1940. Although we believe that we are actively engaged in an operating business and are not an investment company, we will also rely on the SEC rule that allows us to avoid investment company regulation so long as at least 55% of our total assets are represented by, and at least 55% of our income is derived from, majority-owned subsidiaries, primarily controlled companies and other assets that meet the requirements of that rule. To maintain compliance with this rule, we may be unable to sell assets, which we would otherwise want to sell and may need to sell assets, which we would otherwise want to retain. In addition, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired and may need to forego opportunities to acquire interests in attractive companies that might be important to our business strategy. In addition, because our clients may not be majority-owned subsidiaries or primarily controlled companies either when we acquire interests in them or at later dates, changes in the value of our interests in our clients and the income/loss and revenue attributable to our clients could require us to register as an investment company. Investment Company Act regulations are inconsistent with our strategy of actively managing, operating and promoting collaboration among our network of clients, and it is not feasible for us to operate our business as a registered investment company. We believe that because of the planned structure of our interests in our clients and our business strategy, we will not be regulated under the Investment Company Act. However, we cannot assure you that the structure of our client interests and our business strategy will preclude regulation under the Investment Company Act, and we may need to take specific actions, which would not otherwise be in our best interests to avoid such regulation.

            If we fall under the definition of an investment company, and are unable to rely on an SEC rule that would allow us to avoid investment company regulation so long as at least 55% of our total assets are represented by, and at least 55% of our income is derived from assets that meet the requirements of that rule, we can rely on another SEC rule that would exempt us from the requirement of registering as an investment company through August 2001.

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

            The above regulations relate to the Company's historical operations from its inception through this quarter ending June 30, 2001. With the completion of its acquisition of MRM in July 2001, the Company will no longer continue to be subject to the above regulations.

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

            Related Party Transactions

            The Company engages in related party transactions with its controlling stockholder, certain members of management, certain of its directors and other entities controlled by the same beneficial owners of the Company. The Company is owned 58% by Emergent Management Company LLC. From the Company's inception in March 8, 2000 through December 31, 2000, another entity controlled by the same beneficial owners of Emergent Management Company LLC paid a majority of the Company's operating expenses. As of June 30, 2001, this related entity owes the Company $539,000. As part of the Company's on-going financing, certain members of management have lent the Company $941,000. The Company has the right of offset for the amount it owes to related party shareholders' against the amount that the Company is due from a related entity at its discretion. The Company believes these aforementioned transactions are similar to those that would be entered into with an unrelated party.

            Marketable Securities

            Trading Investments are recorded in the accompanying financial statements on the following basis: any security which is traded on an international or nationally recognized securities exchange or the NASDAQ Stock Market National Market System ("NASDAQ") shall be valued at the last sale price on the date of valuation as quoted on such exchange or market, as the case may be, which represents the principal market on which such security is traded. If there is no sale of such security on such day, such security shall be valued at the mean of the closing bid and asked prices on such day. If no bid or asked prices are quoted on such day, such security shall be valued by such method as the Manager of the Company shall determine in good faith to reflect its fair value. Any security which is traded principally in the over-the-counter market (but excluding securities admitted to trading on the NASDAQ) shall be valued at the latest bid price available on the date of valuation.

            Portfolio Valuation, Non-marketable Securities

            Securities or investments and assets of the Company other than Trading Investments as well as investments of the Company where no market value can be determined either (i) because there is no public market or (ii) the market is not deemed to be an indicator of value because of limited float or trading activity shall be assigned such value as the Manager or a third party engaged to provide such service shall determine in good faith to reflect its fair value. Such securities are valued at cost, unless there is an indication of a permanent impairment in value.

            Realized and Unrealized Gains and Losses on Investments

            Management's policy is to include unrealized holding gains and losses on trading securities and to report them as a net amount. Realized gains and losses on the sale of trading securities are determined using the specific identification method. The Company did not sell or trade any of its securities during the period ended June 30, 2001.

            Financial and Business Risks Related to Non-Marketable Securities

            Significant portions of the Company's assets are invested in non-marketable securities that may involve significant business and financial risks and may result in substantial losses. Due to of the absence of any liquid trading market for these investments, the Company may take longer to liquidate these positions than would be the case for marketable securities. These securities may be resold in privately negotiated or public sale transactions and the prices realized on such sales could be less than those originally paid by the Company. Further, companies whose securities are not marketable may not be subject to the disclosure and other investor protection requirements applicable to companies whose securities are publicly traded.

            Concentration of Credit Risk

            Financial instruments, which potentially subject the Company to a concentration of credit risk, consist of cash and cash equivalents. Cash and cash equivalents consist of deposits placed with various high credit quality financial institutions.

            Comprehensive Income

            The Company observes the provisions of SFAS No.130, "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income). The Company's operations for the periods presented did not give rise to items includable in comprehensive income, which were not already in its operations for the periods presented.

            Earnings Per Share

            The Company computes net loss per share in accordance with SFAS No. 128, "Earnings Per Share". Under the provisions of SFAS No. 128, basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statements of operations. The Company has presented the weighted average number of common shares outstanding as though the re-capitalization of the Company, occurring upon the transfer, had occurred as of the Company's inception date (March 8, 2000), and the shares had been issued and outstanding.

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

            Fair Value of Financial Instruments

            The fair value of cash and cash equivalents, investments, due from related entity, interest income, accrued expenses, other receivables and accounts payable approximate book value.

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

            Reclassifications

            Certain prior period amounts have been reclassified to conform to the current period's presentation.

            Recent Accounting Pronouncement

            In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combination" ("SFAS 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of SFAS 142 that are effective July 1, 2001 and January 1, 2002 will have on its results of operations and financial position.

3.    ACQUISITION

      In January 2001, the Company, MRM and MRM Acquisition Inc., a wholly owned subsidiary of the Company, entered into an Agreement and Plan of Reorganization and Merger, ("Merger") providing for the merger of MRM with and into MRM Acquisition, Inc.

      MRM makes mobile laser/surgical services available to its customers by providing this equipment on a "per procedure" basis to hospitals, out patient surgery centers and physician practices. MRM provides these mobile lasers with technical support to ensure the lasers are working correctly for the physicians. MRM also provides other medical equipment on a rental basis to hospitals and surgery centers.

      In July 2001, the Company completed its acquisition of MRM as per the Agreement dated January 2001. As required by the terms of the Agreement, the Company exchanged 5,633,667 shares of its Common Stock, which represents 11% of the total post-merger outstanding shares, for all the issued and outstanding Common Stock of MRM at a conversion ratio of 0.37. Based on the average of the Company's closing stock price for the 10 preceding days prior to the acquisition, the purchase price for MRM is $3,232,000. The transaction will be accounted for under the purchase method of accounting. MRM will operate as a wholly owned subsidiary of the Company.

      At June 30, 2001, the Company had invested $960,000 in MRM and will make additional investments needed to execute its business plan. In July 2001, the Company advanced an additional $100,000 to MRM.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Forward-Looking Statements

      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, and actual results could be significantly different than those discussed in this Quarterly Report on Form 10-Q. Certain statements contained in Management's Discussion and Analysis, particularly in "Liquidity and Capital Resources," and elsewhere in this Report on Form 10-Q are forward-looking statements. These statements discuss, among other things, expected growth, future revenues and future performance. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. The forward-looking statements are subject to risks and uncertainties including, without limitation, the following: (a) changes in levels of competition from current competitors and potential new competition; (b) loss of a significant customer; and (c) changes in availability or terms of working capital financing from vendors and lending institutions. The foregoing should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us. All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company on the date thereof, and the Company assumes no obligation to update any forward-looking statements.

      Overview

      Emergent Ventures, LLC ("Venture") commenced operations in the State of Delaware on March 8, 2000 and was formed to invest primarily in global private equity opportunities in information technology, health care and medical technology companies.

      Venture's equity capitalization consisted of a contribution of $1,173,125 in securities by Emergent Management Company LLC ("Manager"), for a 58% interest of Venture, and a contribution of $7,500,000 in cash by other members in return for the remaining 42% interest of Venture.

      In August 2000, Venture consummated the transactions contemplated by the Equity Transfer Transaction ("Transfer"), all pursuant to an Equity Transfer and Reorganization Agreement ("Agreement"), by and among Dynamic International Ltd. ("Dynamic"), certain of its shareholders and Venture.

      Pursuant to and in accordance with the Agreement and immediately prior to the consummation of the Transfer, Dynamic transferred all of its assets and liabilities (other than outstanding bank debt in the amount of $250,000) to a wholly-owned subsidiary of Dynamic named Dynamic International, Inc. Dynamic International, Inc., acquired the transferred assets, assumed the remaining liabilities and indemnified Dynamic against any liabilities relating to or arising out of the transferred assets and the assumed liabilities. In conjunction with the Transfer, Dynamic International, Inc. was spun-off from Dynamic as a separate entity.

      Pursuant to the Agreement, Venture contributed substantially all of its assets to Dynamic in exchange for the issuance of approximately 39,000,000 shares of Dynamic common stock to the members of Venture. Dynamic subsequently changed its name to Emergent Group Inc. The Company retained Dynamic's State of Incorporation in Nevada and it's Federal Tax Identification Number.

      For financial accounting purposes, the acquisition was accounted for as a re-capitalization by the Company as the accounting acquiror and with Dynamic as the accounting acquiree. After the Transfer, the former members of Venture became the beneficial owners of approximately 39,000,000 shares of Dynamic's common stock, representing approximately 90% interest in Dynamic. Each of the Directors of Dynamic resigned immediately prior to the consummation of the Transfer. The beneficial owners of the Manager were elected as directors and executive officers of the Company. The Company recorded goodwill as a result of the Transfer amounting to $250,000, which is being amortized over three years.

      The Company had previously announced that it intends to transition itself into a medical technology operating company that has a primary objective of launching an innovative national distribution platform leveraging its access to physician practice and healthcare facilities utilizing acquisitions of medical technology companies and employing strategic partner relationships. The Company believes that its initial acquisition, Medical Resources Management, Inc., completed in July 2001, will provide the platform to facilitate the Company's efforts to acquire and/or enter into strategic partner relationships with other companies in the medical technology, equipment and distribution industry. The Company plans to leverage its merchant banking resources to identify and acquire and/or enter into strategic partnering relationships with medical technology companies with large market opportunities and whose potential operations currently are restricted by the lack of effective channels of distribution.

      Results of Operations

      The following discussion relates to our results of operations for the periods noted and are not necessarily indicative of the results expected for any other interim period or any future fiscal year. In addition, we note that the period-to-period comparison below may not be indicative of future performance as the prior period consists of approximately one month of operations versus three months of operations in the current period. The six months ended June 30, 2000 reflects the period from inception of March 8, 2000.

      Comparison of the Six Months ended June 30, 2001 and June 30, 2000

      For the six months ended June 30, 2001, the Company incurred a loss of $(2,221,000) or $(0.05) basic and fully diluted earnings per share, versus a net loss of $(1,321,000) or $(0.03) basic and fully diluted earnings per share for the June 30, 2000 period. The change is primarily the result of a realized loss of $1,471,000 due to a permanent impairment on an investment in the current period, as opposed to an unrealized loss on investments of $1,113,000 in the comparable period for June 30, 2000. In addition, the Company incurred an increase in professional and consulting fees of $203,000 due to the additional legal, accounting and professional costs relating to the Company's public filing requirements. General and administrative expenses increased $390,000, which included an increase in travel expenses of $127,000 and as a result of the Company increasing its internal support staff and executing its business plan. Depreciation and amortization expenses were $73,000 in the current period due to the purchase of fixed assets vs. $-0- in the prior period.

      Comparison of the Three Months ended June 30, 2001 and June 30, 2000

      For the three months ended June 30, 2001, the Company incurred a loss of $(1,158,000) or $(0.03) basic and fully diluted earnings per share, versus a net loss of $(2,620,000) or $(0.07) basic and fully diluted earnings per share for the June 30, 2000 period. The change is primarily the result of a realized loss of $783,000 due to a permanent impairment on an investment in the current period, as opposed to an unrealized loss on investments of $2,457,000 in the comparable period for June 30, 2000. In addition, the Company incurred an increase in professional fees of $52,000 due to the additional legal, accounting and professional costs relating to the Company's public filing requirements. Also, general and administrative expenses increased $245,000, which included an increase in travel expenses of $77,000 and as a result of the Company increasing its internal support staff and executing its business plan. Depreciation and amortization expenses were $37,000 in the current period current period due to the purchase of fixed assets vs. $-0- in the prior period.

      Liquidity and Capital Resources

      The Company had cash and cash equivalents of $82,000 at June 30, 2001. Cash used in operating activities for the six months ended June 30, 2001 was $(950,000). This was primarily the result of the net operating loss from operations of $2,306,000, which includes a non-cash realized loss of $(1,471,000) on the permanent impairment of an investment. The use of cash also reflects depreciation and amortization of $73,000, an increase in unrealized appreciation on investments of $137,000 and the net decrease in other assets and liabilities of $(51,000).

      Cash provided by investing activities consisted of advances from shareholders' of $941,000.

      Cash used in investing activities for the six months ended June 30, 2001 consisted primarily of $620,000 in loans made to MRM, an acquisition completed in July 2001. At June 30, 2001, the Company had invested $960,000 in MRM and advanced an additional $100,000 in July 2001.

      MRM has had historical operating losses for its most recent fiscal year ending October 31, 2000 and through the six months ended April 30, 2001. For the six-month period, MRM had operating losses of $970,000 includes non-cash depreciation and amortization expenses of $1,046,000 and other ordinary net changes in assets and liabilities. However MRM had a total net reduction in cash and cash equivalents of $(227,000) due to its purchases of rental assets of $639,000, which was partially offset by an increase in financing activities of $209,000.

      It is the Company's intention to return MRM to profitability as quickly as possible. Therefore, in May 2001, prior to the closing of the acquisition, the Company, in conjunction with MRM's management implemented a plan of cost reductions including, but not limited to, the following:

            1)    Personnel reduction of approximately 20%.
            2)    Salaried employee pay reductions ranging from 8-35%.
            3)    Increased use of variable/incentive pay for sales staff.
            4)    Introduction of "piece rate" pay plan to technician staff.
            5)    Price increases of 10-15% to non-contract customers.

      There is no assurance that the Company will be able to fully implement and successfully achieve material cost reductions sufficient to return MRM to profitability.

      Since inception, the Company has utilized its capital contributions and continued borrowings from related parties to support its operations. In this light, during July 2001, the Company sold an investment for $500,000, which was at the investment's original cost. Also, in July 2001, it received an equity advance of $600,000 contingent upon formal execution of a Private Placement Memorandum.

      The Company's management believes that based on its current operating results, successful implementation of its cost reduction plan at MRM and the aforementioned financing activities, the Company's cash and cash equivalents will be sufficient to meet its requirements for at least the next 12 months.

      The Company's continued ability to raise or contribute capital is essential in order for it to continue to execute its business plan. As such, there can be no assurances that additional capital, whether from related parties or outside investors will be available or on terms favorable to the Company. Without such additional capital the Company may not be able to continue implementing its business plan or have sufficient working capital available to fund its historical operating losses.

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

      In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combination" and No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of SFAS 142 that are effective July 1, 2001 and January 1, 2002 will have on its results of operations and financial position.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

      The Company is not exposed to financial market risks from changes in foreign currency exchange rates or changes in interest rates. The Company does not use derivative financial instruments.

Item 5. Subsequent Events

      In July 2001, the Company completed its acquisition of MRM as per the Agreement dated January 2001. As required by the terms of the Agreement, the Company exchanged 5,633,667 shares of its Common Stock, which represents 11% of the total post-merger outstanding shares, for all the issued and outstanding Common Stock of MRM at a conversion ratio of 0.37. Based on the average of the Company's closing stock price for the 10 preceding days prior to the acquisition, the purchase price for MRM is $3,232,000. The transaction will be accounted for under the purchase method of accounting. MRM will operate as a wholly owned subsidiary of the Company.

      In July 2001, the Company sold an investment for $500,000, which was at the investment's original cost.

      Also, in July 2001, the Company has received an equity advance of $600,000 contingent upon formal execution of a Private Placement Memorandum.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits.

            None.

      (b)   Reports on Form 8-K

            The Company filed the following reports on Form 8-K during the second quarter of the year ending December 31, 2001.

                      Date Report
Date of Report        Filed with SEC    Items Reported
--------------        --------------    --------------

February 20, 2001     May 7, 2001       Item 7 - Financial Statements, Pro Forma
                                                 Financial Information and
                                                 Exhibits (*)

-------------

(*) Included historical financial statements for Emergent Ventures, LLC. Also includes pro forma combining financial statements of Emergent Ventures, LLC and Dynamic International, Ltd. (now known as Emergent Group Inc.).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              EMERGENT GROUP INC.


Date: August 13, 2001                         By: /s/ Daniel Yun
                                                 -------------------------------
                                                 Daniel Yun, Chairman


Date: August 13, 2001                         By: /s/ Mark Waldron
                                                 -------------------------------
                                                 Mark Waldron, President and
                                                     Chief Executive Officer