Form 10-Q
period 2001-09-30
EMERGENT GROUP INC/NY
filed 2001-11-14
CIK 1021097

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

                 For the Third Quarter Ended September 30, 2001
                                             ------------------

                         Commission File Number: 0-21475
                                                 -------

                               EMERGENT GROUP INC.
             ------------------------------------------------------
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

                       -----------------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of November 13, 2001, the registrant had a total of 49,806,959 shares of Common Stock outstanding.

================================================================================

                               EMERGENT GROUP INC.

                           FORM 10-Q Quarterly Report

                                Table of Contents

                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

          Condensed Consolidated Balance Sheets as of September 30, 2001
            (unaudited) and December 31, 2000                                  3

          Unaudited Condensed Consolidated Statements of Operations for the
            Three and Nine Months Ended September 30, 2001 and for the Period
            From Inception (March 8, 2000) to September 30, 2000               4

          Unaudited Condensed Consolidated Statement of Stockholders' Equity
            for the Three and Nine Months Ended September 30, 2001             5

          Unaudited Condensed Consolidated Statements of Cash Flows for the
            Nine Months Ended September 30, 2001 and for the Period From
            Inception (March 8, 2000) to September 30, 2000                    6

          Notes to the Unaudited Condensed Consolidated Financial Statements   7

 Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              13

 Item 3. Quantitative and Qualitative Disclosure About Market Risk            15

PART II. OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K                                     16

Signatures                                                                    17

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                               EMERGENT GROUP INC.

                      Condensed Consolidated Balance Sheets
                        (in thousands, except share data)

                                                        September 30, 2001  December 31, 2000
                                                        ------------------  -----------------
                                                           (unaudited)
ASSETS
    Cash and cash equivalents                                $    217             $   751
    Investments                                                   150               3,218
    Accounts receivable, net                                    1,585                  25
    Inventory, net                                              1,059                  --
    Prepaid expenses                                              176                  --
                                                             --------             -------
       Total current assets                                     3,187               3,994

    Property and equipment, net                                10,815                 306
    Intangible assets, net                                      3,676                 222
    Due from related party                                         --                 467
    Other assets                                                  308                 196
                                                             --------             -------
       Total assets                                          $ 17,986             $ 5,185
                                                             ========             =======

LIABILITIES and STOCKHOLDERS' EQUITY
    Current portion of long-term debt                           2,079                  --
    Current portion of capital leases                           1,142                  --
    Accounts payable                                              995                  --
    Accrued expenses                                              808                 122
    Note payable - bank                                         1,112                  --
    Note payable - other                                          360                  --
    Other liabilities                                             598                  --
                                                             --------             -------
       Total current liabilities                                7,094                 122

    Long-term debt                                              1,515                  --
    Long-term portion of capital leases                         1,715                  --
    Deferred income taxes                                       2,453                  --
                                                             --------             -------
       Total liabilities                                       12,777                 122

    Commitments and contingencies

STOCKHOLDERS' EQUITY
    Preferred Stock, $.001 par value, 10,000,000
       authorized, none issued or outstanding                      --                  --
    Common Stock, $.001 par value, 100,000,000 authorized,
       49,806,959 and 44,173,280, issued and outstanding           50                  44
    Additional paid-in capital                                 12,199               8,629
    Accumulated deficit                                        (7,040)             (3,610)
                                                             --------             -------
       Total stockholders' equity                               5,209               5,063
                                                             --------             -------
    Total liabilities and stockholders' equity               $ 17,986             $ 5,185
                                                             ========             =======

              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                               EMERGENT GROUP INC.

            Unaudited Condensed Consolidated Statements of Operations
                    (in thousands, except earnings per share)

                                                                                     Period from
                                                                       Nine Months    inception
                                                Three Months Ended        Ended     (March 8,) to
                                                   September 30,             September 30,
                                               ---------------------   -------------------------
                                                 2001         2000         2001         2000
                                               --------     --------     --------     --------
Net revenue                                    $  2,770     $     --     $  2,770     $     --
Cost of revenue                                   1,448           --        1,448           --
Depreciation expense                                575           --          648           13
                                               --------     --------     --------     --------
Gross profit                                        747           --          674          (13)
Expenses:
     Selling                                        387           --          387           --
     General and administrative                     422          284        1,285          480
                                               --------     --------     --------     --------
Operating loss                                      (62)        (284)        (998)        (493)

Realized loss on investments                        930           --        2,401           --
Unrealized loss (gain) on
     trading investments                             --          662         (137)       1,774
Interest expense                                    212           --          212           --
Other expense (income), net                           4           --          (44)          --
                                               --------     --------     --------     --------
Loss before income taxes                         (1,208)        (946)      (3,430)      (2,267)
Income tax benefit                                   --           --           --           --
                                               --------     --------     --------     --------
Net loss                                       $ (1,208)    $   (946)    $ (3,430)    $ (2,267)
                                               ========     ========     ========     ========

EARNINGS PER SHARE DATA:

     Net loss per share - basic and diluted    $  (0.02)    $  (0.02)    $  (0.07)    $  (0.06)

     Weighted average number of
         common shares outstanding               49,501       41,276       45,969       40,431

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               EMERGENT GROUP INC.

      Condensed Consolidated Statement of Stockholders' Equity (unaudited)
                                 (in thousands)

                                  Common               Additional                   Total
                                  Shares     Common     Paid-In    Accumulated  Stockholders'
                                Outstanding   Stock     Capital      Deficit       Equity
                                -----------  ------     -------    -----------  -------------
Balances - December 31, 2000       44,173      $44      $ 8,629      $(3,610)      $ 5,063

Shares issued for MRM merger        5,634        6        3,239           --         3,245

Options issued for MRM merger          --       --          316           --           316

Warrants and options issued
     to non-employees                  --       --           15           --            15

Net loss                               --       --           --       (3,430)       (3,430)
                                   ------      ---      -------      -------       -------
Balances - September 30, 2001      49,807      $50      $12,199      $(7,040)      $ 5,209
                                   ======      ===      =======      =======       =======

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               EMERGENT GROUP INC.

           Condensed Consolidated Statements of Cash Flows (unaudited)
                                 (in thousands)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                 ----------------------
                                                                                   2001          2000
                                                                                 --------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                    $ (3,430)      $(2,267)
Adjustments to reconcile net loss to net cash used in operating activities:
     Unrealized (gain) loss on investments, net                                      (137)        1,774
     Depreciation and amortization                                                    888            13
     Realized loss on investments                                                   2,401            --
     Issuance of options                                                               14            --
     Decrease (increase) in:
         Accounts receivable                                                          107            --
         Inventories                                                                 (121)           --
         Prepaid expenses                                                             (53)           --
         Due from related party                                                       467           261
         Other assets                                                                 (55)       (1,167)
         (Decrease) increase in accounts payable and accrued expenses                (695)           66
                                                                                 --------       -------
             Net cash used in operating activities                                   (614)       (1,320)
Cash flows from investing activities:
     Purchase of fixed assets                                                         (32)           --
     Purchase of investments                                                         (656)       (4,130)
     Sale of investments                                                              500            --
                                                                                 --------       -------
         Net cash used in investing activities                                       (188)       (4,130)
Cash flows from financing activities:
     Advance on future stock subscription agreement                                   598            --
     Contributions by members                                                          --         7,500
     Borrowings on notes payable - bank                                                91            --
     Borrowings on notes payable - other                                              278            --
     Principal payments on long-term debt                                            (594)           --
     Principal payments on capital lease obligations                                 (105)           --
                                                                                 --------       -------
         Net cash provided by financing activities                                    268         7,500
                                                                                 --------       -------
             Net change in cash and cash equivalents                                 (534)        2,050

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        751            --
                                                                                 --------       -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $    217       $ 2,050
                                                                                 ========       =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Contribution of investments by stockholder's                                $     --       $ 1,173
                                                                                 ========       =======
     Cash paid for interest                                                      $    243       $    --
                                                                                 ========       =======
     Acquisition of MRM:
         Fair value of assets acquired                                             11,814       $    --
         Less: issuance of common stock and options                                (3,561)           --
                                                                                 --------       -------
         Notes payable and liabilities assumed                                   $  8,253       $    --
                                                                                 ========       =======

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               EMERGENT GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.    BACKGROUND AND FORMATION

      The Company had initially commenced operations as Emergent Ventures, LLC ("Venture"), a Delaware Corporation, on March 8, 2000, which was formed to invest primarily in global private equity opportunities in information technology, health care and medical technology companies. Venture's equity capitalization consisted of a contribution of $1,173,125 in securities by Emergent Management Company, LLC ("Manager"), for a fifty-eight percent (58%) interest of Venture and a contribution of $7,500,000 in cash by other members in return for the remaining forty-two percent (42%) interest of Venture.

      In August 2000, Venture consummated the transactions contemplated by the Equity Transfer Transaction ("Transfer"), all pursuant to an Equity Transfer and Reorganization Agreement ("Agreement"), by and among Dynamic International Ltd. ("Dynamic"), certain of its shareholders and Venture. Pursuant to and in accordance with the Agreement and immediately prior to the consummation of the Transfer, Dynamic transferred all of its assets and liabilities (other than outstanding bank debt in the amount of $250,000) to a wholly-owned subsidiary of Dynamic named Dynamic International, Inc. Dynamic International, Inc. acquired the transferred assets, assumed the remaining liabilities and indemnified Dynamic against any liabilities relating to or arising out of the transferred assets and the assumed liabilities. In conjunction with the Transfer, Dynamic International, Inc. was spun-off from Dynamic as a separate entity. Pursuant to the Agreement, Venture contributed substantially all of its assets to Dynamic in exchange for the issuance of approximately 39,755,178 shares of Dynamic common stock to the members of Venture. Dynamic subsequently changed its name to Emergent Group Inc. ("Company") The Company retained Dynamic's State of Incorporation in Nevada and it's Federal Tax Identification Number.

      For financial accounting purposes, the Transfer was accounted for as a re-capitalization by the Company as the accounting acquiror and with Dynamic as the accounting acquiree. After the Transfer, the former members of Venture became the beneficial owners of approximately 39,755,178 shares of Dynamic's common stock, representing approximately ninety percent (90%) interest in Dynamic. Each of the Directors of Dynamic resigned immediately prior to the consummation of the Transfer. The beneficial owners of the Manager were elected as directors and executive officers of the Company. The Company recorded goodwill as a result of the Transfer amounting to $250,000, which is being amortized over three years.

      The Company has previously announced that it intends to transition itself into a medical technology operating company that has a primary objective of launching an innovative national distribution platform leveraging its access to physician practice groups and healthcare facilities utilizing acquisitions of medical technology companies and employing strategic partner relationships with other companies in the medical technology, equipment and distribution industry. The Company believes that its initial acquisition, completed in July 2001, will provide the platform to facilitate the Company's goals and execution of its business plan. The Company plans to leverage its historical merchant banking resources to identify and acquire and/or enter into strategic partnering relationships with medical technology companies with large market opportunities and whose operations are currently restricted by the lack of effective distribution channels or access to capital markets.

      In July 2001, the Company completed its acquisition of Medical Resources Management, Inc. ("MRM") as per the Agreement and Plan of Reorganization of Merger (The "Merger Agreement") dated January 2001. As required by the terms of the Merger Agreement, the Company exchanged 5,633,667 shares of its Common Stock, which represents 11% of the total post-merger outstanding shares, for all the issued and outstanding Common Stock of MRM at a conversion ratio of 0.37 per share of MRM Common Stock. Based on the average of the Company's closing stock price for the 10 days prior to the acquisition, the purchase price for MRM was $3,245,000. Additionally, the Company issued options to acquire 564,784 shares of its common stock in exchange for all of the outstanding MRM options at the time of the merger. The options exchanged have a fair value of approximately $316,000. The Company assumed approximately $8,253,000 in existing MRM debt and capital lease obligations. These obligations have interest rates ranging from 6.3% to 25.5% and are repayable over a one to five year period. The Company's transaction costs incurred in completing the merger amounted to approximately $336,000. Goodwill of approximately $3,421,000 resulted from the merger. The transaction has been accounted for under the purchase method of accounting. MRM is headquartered in Glendale, California and operates as a wholly owned subsidiary of the Company.

      MRM is a leading provider of medical and surgical equipment outsourcing solutions for the healthcare industry. MRM supplies surgical laser equipment, cryotherapy equipment, electromagnetic imaging equipment, and mobile lithotripsy equipment, all in conjunction with certified technicians who support the equipment, physicians, and staff in the operating room. These services are provided on a "fee per case" basis to hospitals, outpatient surgery centers and physician practice groups.

      MRM's business model addresses the increasingly capital constrained environment that many of its customers face. With the high cost of purchasing new medical technologies and training/retaining staff to operate such equipment, many healthcare facilities seek outsourcing solutions that minimize their risks and capital costs. In addition, MRM allows its customers to gain exposure to the latest medical technologies without making long-term commitments to any specific vendors or types of equipment.

2.    BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements of Emergent Group Inc. have been prepared pursuant to the rules of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form-10K, as well as MRM's audited financial statements for the fiscal year ended October 31, 2000 included in the Company's S-4/A filing on May 8, 2001. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the periods presented.

      The results of operations presented for the three and nine months ended September 30, 2001 and for the period from inception (March 8, 2000) to September 30, 2000 and the three months ended September 30, 2000, are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

      The Company's operating subsidiary, MRM, has historically incurred operating losses. The consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2001, the Company had a working capital deficit of $ 3.9 million. As of October 31, 2000, MRM's previous fiscal year end, MRM had a working capital deficit of $4.5 million. For the three months ended September 30, 2001, the Company incurred a net loss of $1.2 million of which $136,000 is attributable to MRM. For the year ended October 31, 2000 MRM incurred a net loss of $1.6 million. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

      It is the Company's intention to bring MRM to profitability as quickly as possible. Therefore, prior to the closing of the acquisition, the Company, in conjunction with MRM's then management had implemented a plan of cost reductions and revenue enhancements including, but not limited to, the following:

            1)    Personnel reductions of approximately 20%.
            2)    Salaried employee pay reductions ranging from 8-35%.
            3)    Increased use of variable/incentive pay for sales staff.
            4)    Introduction of "piece rate" pay plan to technician staff.
            5)    Price increases of 10-15% to non-contract customers.
            6) Engaged experienced industry consultants that can provide highly focused support to the existing management and aid in the execution of the Company's business plan.

      The implementation of these various initiatives has had a significant impact upon reducing the operating losses of MRM, as demonstrated in the quarter ended September 30, 2001. Efforts continue to achieve further operating efficiencies and revenue growth to bring MRM to profitability.

      The Company's management believes that based on its current operating results, successful implementation of its cost reduction and revenue enhancement plan at MRM and the aforementioned financing activities, the Company's cash and cash equivalents will be sufficient to meet its operating and debt service requirements for at least the next 12 months.

      Management intends to raise capital to fund the future operations and growth of MRM. In addition, management is in current negotiations to extend the existing line of credit. Until these transactions occur, there can be no assurance that the Company will have sufficient liquidity to fund operations. Accordingly, our auditors may conclude that a report modification for going concern relating to the auditor's report on the December 31, 2001 financial statements may be appropriate.

      Principles of Consolidation

      The condensed consolidated financial statements include the accounts of all majority-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

      Use of Estimates

      The preparation of the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

      Reclassifications

      Certain prior period amounts have been reclassified to conform to the current period's presentation.

3.    RELATED PARTY TRANSACTIONS

      The Company has engaged in related party transactions with its controlling stockholder, certain members of management, certain of its directors and other entities controlled by the same beneficial owners of the Company. As of September 30, 2001, 46% of the Company was owned by Emergent Management Company, LLC. From the Company's inception on March 8, 2000 through December 31, 2000, another entity controlled by the same beneficial owners of Emergent Management Company, LLC paid a majority of the Company's operating expenses. Prior to the offset described below, this related entity owed the Company $1,045,000, an increase of $506,000 from June 30, 2001, primarily due to various expenses paid on its behalf by the Company and the sale of all the Company's leasehold improvements at their net book value due to the Company's relocation to California. As part of the Company's on-going financing, certain members of management had lent the Company $1,045,000. At its discretion, the Company has the right of offset for the amount it owes to related party shareholders' against the amount that the Company is due from a related entity. During September 2001, the Company exercised it right of offset and eliminated the balances. The Company believes these aforementioned transactions are similar to those that would be entered into with an unrelated party.

4.    ACQUISITION

      Effective July 6, 2001, the Company completed its acquisition of MRM as per the Merger Agreement. As required by the terms of the Merger Agreement, the Company exchanged 5,633,667 shares of its Common Stock for all the issued and outstanding Common Stock of MRM at a conversion ratio of 0.37. Based on the average of the Company's closing stock price for the ten days prior to the acquisition, the purchase price for MRM was $3,245,000. Additionally, the Company issued options to acquire 564,784 shares of its common stock in exchange for all of the outstanding MRM options at the time of the merger. The options exchanged have a fair value of approximately $316,000. The Company assumed approximately $8,253,000 in existing MRM debt and capital lease obligations. These obligations have interest rates ranging from 6.3% to 25.5% and are repayable over a one to five year period. The Company's transaction costs incurred in completing the merger amounted to approximately $336,000. Goodwill of approximately $3,421,000 resulted from the merger. The transaction has been accounted for under the purchase method of accounting in accordance with Statements of Financial Accounting Standards No. 141 and No 142. The Company has used July 1, 2001 as the effective date of the recording the transaction. Results of MRM's operations for the period July 1, through July 6, 2001 were not material.

      The following pro forma results of operations are presented to illustrate the effect of the acquisition on the historical operating results of for the nine months ended September 30, 2001 and the three and nine months ended September 30, 2000. These pro forma results of operations give effect to the acquisition as if it occurred as of January 1, 2001 and 2000. The pro forma results of operations are based on management's current estimates and may not be indicative of the results of operations that actually would have occurred if the transaction had been completed at the dates indicated.

                                             For the Nine Months Ended September 30, 2001
                                          ---------------------------------------------------
                                                                     Pro forma    Pro forma
                                            EMGR           MRM      Adjustments  Consolidated
                                          --------       -------    -----------  ------------
Revenue, net                              $  2,770       $ 7,397       $  --      $ 10,167
Operating loss                                (998)       (1,098)         --        (2,096)
Net loss                                  $ (3,430)      $(2,004)      $  --      $ (5,434)
                                          ========       =======       =====      ========

EARNINGS PER SHARE DATA:

Basic and diluted earnings per share      $  (0.07)                               $  (0.11)

Weighted average common shares              45,969                     3,838        49,807

                                             For the Nine Months Ended September 30, 2000
                                          ---------------------------------------------------
                                                                     Pro forma    Pro forma
                                            EMGR           MRM      Adjustments  Consolidated
                                          --------       -------    -----------  ------------
Revenue, net                              $     --       $ 8,023       $  --      $  8,023
Operating loss                                (493)         (373)         --          (866)
Net loss                                  $ (2,267)      $(1,228)      $  --      $ (3,495)
                                          ========       =======       =====      ========

EARNINGS PER SHARE DATA:

Basic and diluted earnings per share      $  (0.06)                               $  (0.08)

Weighted average common shares              40,431                     5,634        46,065

                                             For the Three Months Ended September 30, 2000
                                          ---------------------------------------------------
                                                                     Pro forma    Pro forma
                                            EMGR           MRM      Adjustments  Consolidated
                                          --------       -------    -----------  ------------
Revenue, net                              $     --       $ 2,418       $  --      $  2,418
Operating loss                                (284)         (855)         --        (1,139)
Net loss                                  $   (946)      $(1,132)      $  --      $ (2,078)
                                          ========       =======       =====      ========

EARNINGS PER SHARE DATA:

Basic and diluted earnings per share      $  (0.02)                               $  (0.04)

Weighted average common shares              41,276                     5,634        46,910

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Forward-Looking Statements

      The information contained in this Form 10-Q and documents incorporated herein by reference are intended to update the information contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and such information presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information contained in such Form 10-K and other Company filings with the Securities and Exchange Commission ("SEC").

      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, and actual results could be significantly different than those discussed in this Quarterly Report on Form 10-Q. Certain statements contained in Management's Discussion and Analysis, particularly in "Liquidity and Capital Resources," and elsewhere in this Report on Form 10-Q are forward-looking statements. These statements discuss, among other things, expected growth, future revenues and future performance. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. The forward-looking statements are subject to risks and uncertainties including, without limitation, the following: (a) changes in levels of competition from current competitors and potential new competition, (b) loss of significant customer(s) and (c) changes in availability or terms of working capital financing from vendors and lending institutions. The foregoing should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us. All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company on the date thereof, and the Company assumes no obligation to update any forward-looking statements.

      Overview

      The Company had initially commenced operations as Emergent Ventures, LLC ("Venture"), a Delaware Corporation, on March 8, 2000, which was formed to invest primarily in global private equity opportunities in information technology, health care and medical technology companies. Venture's equity capitalization consisted of a contribution of $1,173,125 in securities by Emergent Management Company LLC ("Manager"), for a fifty-eight percent (58%) interest of Venture, and a contribution of $7,500,000 in cash by other members in return for the remaining forty-two percent (42%) interest of Venture.

      In August 2000, Venture consummated the transactions contemplated by the Equity Transfer Transaction ("Transfer"), all pursuant to an Equity Transfer and Reorganization Agreement ("Agreement"), by and among Dynamic International Ltd. ("Dynamic"), certain of its shareholders and Venture. Pursuant to and in accordance with the Agreement and immediately prior to the consummation of the Transfer, Dynamic transferred all of its assets and liabilities (other than outstanding bank debt in the amount of $250,000) to a wholly-owned subsidiary of Dynamic named Dynamic International, Inc. Dynamic International, Inc. acquired the transferred assets, assumed the remaining liabilities and indemnified Dynamic against any liabilities relating to or arising out of the transferred assets and the assumed liabilities. In conjunction with the Transfer, Dynamic International, Inc. was spun-off from Dynamic as a separate entity. Pursuant to the Agreement, Venture contributed substantially all of its assets to Dynamic in exchange for the issuance of approximately 39,755,178 shares of Dynamic common stock to the members of Venture. Dynamic subsequently changed its name to Emergent Group Inc. The Company retained Dynamic's State of Incorporation in Nevada and it's Federal Tax Identification Number.

      For financial accounting purposes, the Transfer was accounted for as a re-capitalization by the Company as the accounting acquiror and with Dynamic as the accounting acquiree. After the Transfer, the former members of Venture became the beneficial owners of approximately 39,755,178 shares of Dynamic's common stock, representing approximately ninety percent (90%) interest in Dynamic. Each of the Directors of Dynamic resigned immediately prior to the consummation of the Transfer. The beneficial owners of the Manager were elected as directors and executive officers of the Company. The Company recorded goodwill as a result of the Transfer amounting to $250,000, which is being amortized over three years.

      The Company has previously announced that it intends to transition itself into a medical technology operating company that has a primary objective of launching an innovative national distribution platform leveraging its access to physician practice groups and healthcare facilities utilizing acquisitions of medical technology companies and employing strategic partner relationships with other companies in the medical technology, equipment and distribution industry. The Company believes that its initial acquisition of MRM, completed in July 2001, will provide the platform to facilitate the Company's goals and execute its business plan. The Company plans to leverage its historical merchant banking resources to identify and acquire and/or enter into strategic partnering relationships with medical technology companies with large market opportunities and whose operations are currently restricted by the lack of effective distribution channels or access to capital markets.

      Merger with Medical Resources Management, Inc.

      In July 2001, the Company completed its acquisition of MRM as per the Merger Agreement. As required by the terms of the Agreement, the Company exchanged 5,633,667 shares of its Common Stock, which represents 11% of the total post-merger outstanding shares, for all the issued and outstanding Common Stock of MRM at a conversion ratio of 0.37. Based on the average of the Company's closing stock price for the 10 days prior to the acquisition, the purchase price for MRM was $3,245,000. Additionally, the Company issued options to acquire 564,784 shares of its common stock in exchange for all of the outstanding MRM options at the time of the merger. The options exchanged have a fair value of approximately $316,000. The Company assumed approximately $8,253,000 in existing MRM debt and capital lease obligations. These obligations have interest rates ranging from 6.3% to 25.5% and are repayable over a one to five year period. The Company's transaction costs incurred in completing the merger amounted to approximately $336,000. Goodwill of approximately $3,421,000 resulted from the merger. The transaction has been accounted for under the purchase method of accounting. MRM is located in Glendale, California and operates as a wholly owned subsidiary of the Company.

      MRM is a leading provider of medical and surgical equipment outsourcing solutions for the healthcare industry. MRM supplies surgical laser equipment, cryotherapy equipment, electromagnetic imaging equipment, and mobile lithotripsy equipment, all in conjunction with certified technicians who support the equipment, physicians, and staff in the operating room. These services are provided on a "fee per case" basis to hospitals, outpatient surgery centers and physician practice groups.

      MRM's business model addresses the increasingly capital constrained environment that many of its customers face. With the high cost of purchasing new medical technologies and training/retaining staff to operate such equipment, many healthcare facilities seek outsourcing solutions that minimize their risks and capital costs. In addition, MRM allows its customers to gain exposure to the latest medical technologies without making long-term commitments to any specific vendors or types of equipment.

      MRM has approximately 600 active surgical service accounts in California, Colorado, Nevada and Utah, with a high rate of repeat business form the customers that it serves. In fiscal 2000, the Company delivered services in over 13,000 procedures. MRM provides services to many different medical specialties, including the following:

                     Dermatology                                 Gynecology
                     Otolaryngology                              Orthopedics
                     Urology                                     Podiatry
                     Obstetrics                                  Dentistry

      Equipment is becoming more specialized for the medical procedures and technical training of the physicians involved, regarding the use of equipment. Consequently, this has become a significant part of our business.

      Results of Operations

      The following table sets forth certain selected unaudited condensed consolidated income statement data for the periods indicated in thousands of dollars and as a percentage of total net revenues:

                                                                                                         Period from
                                                                                  Nine Months             inception
                                            Three Months Ended                       Ended              (March 8,) to
                                                September 30,                               September 30,
                                     --------------------------------------    ----------------------------------------
                                       2001                 2000                 2001                  2000
                                       ----                 ----                 ----                  ----
Net revenue                          $ 2,770     100  %     $  --        --    $ 2,770     100  %     $    --        --

Cost of revenue                        2,023      73.0         --        --      2,096      75.7           13        --
Selling, general and
     administrative expenses             809      29.2        284        --      1,672      60.4          480        --
                                     --------------------------------------    ----------------------------------------
Operating loss                           (62)     (2.2)      (284)       --       (998)    (36.0)        (493)       --

Realized loss on investments             930      33.6         --        --      2,401      86.7           --        --
Unrealized (loss) gain on
     trading investments                  --        --        662        --       (137)     (4.9)       1,774        --
Interest expense and other income        216       7.8         --        --        168       6.0           --        --
                                     --------------------------------------    ----------------------------------------
Loss before income taxes              (1,208)    (43.6)      (946)       --     (3,430)    (123.8)     (2,267)       --
Income tax benefit                        --        --         --        --         --        --           --        --
                                     --------------------------------------    ----------------------------------------
Net loss                             $(1,208)    (43.6)     $(946)       --    $(3,430)    (123.8)    $(2,267)       --
                                     ======================================    ========================================

      The following discussion relates to our results of operations for the periods noted and are not necessarily indicative of the results expected for any other interim period or any future fiscal year. In addition, we note that the period-to-period comparison may not be indicative of future performance due to (a) the Company not having any revenues for all of 2000 nor for the six months ended June 30, 2001 until the acquisition of MRM in July 2001 and (b) the period ended September 30, 2000 reflects only the period from inception on March 8, 2000.

      The Company conducted no significant operations prior to its merger with MRM on July 6, 2001. The unaudited condensed consolidated financial statements of the company for the three and nine month periods ended September 30, 2001 reflect a net loss of $1,208,000 and $3,430,000, respectively, on net revenues of $2,770,000 for both periods.

      Comparison of the Nine Months ended September 30, 2001 and September 30, 2000

      For the nine months ended September 2001, the Company incurred a net loss of $(3,430,000) or $(0.07) basic and fully diluted earnings per share, versus a net loss of $(2,267,000) or $(0.06) basic and fully diluted earnings per share for the 2000 period. The change is primarily the result of a realized loss of $2,401,000 due to permanent impairment of investments in the current period, compared to an unrealized loss on investments of $1,774,000 in the comparable period for September 2000. Also, in the current period, the Company had recognized an unrealized gain of $137,000 on an investment. General and administrative expenses increased $805,000 primarily attributable to the Company's acquisition of MRM in July 2001. The Company incurred selling expenses during the 2001 period of $387,000 as a result of MRM's operations, which it did not have in the prior 2000 period. Depreciation and amortization expenses were $648,000 in the current period principally attributable to MRM due to its large fixed asset base versus $13,000 in the prior period.

      Comparison of the Three Months ended September 30, 2001 and September 30, 2000

      For the three months ended September 2001, the Company incurred a loss of $(1,208,000) or $(0.02) basic and fully diluted earnings per share, versus a net loss of $(946,000) or $(0.02) basic and fully diluted earnings per share for the 2000 period. The change is primarily the result of a realized loss of $930,000 due to a permanent impairment on an investment in the current period, as opposed to an unrealized loss on investments of $662,000 in the comparable period for September 2000. General and administrative expenses increased $138,000 primarily attributable to the Company's acquisition of MRM, its wholly owed subsidiary. The Company incurred selling expenses during the 2001 period of $387,000 as a result of MRM's, which it did not have in the prior 2000 period. Depreciation and amortization expenses were $575,000 in the current period principally attributable from MRM due to its large fixed asset base versus $-0- in the prior period.

      Liquidity and Capital Resources

      The Company had cash and cash equivalents of $217,000 at September 30, 2001. Cash used in operating activities for the nine months ended September 30, 2001 was $614,000. This was primarily the result of the net loss from operations of $3,430,000, which includes non-cash write-downs of investments of $2,401,000. The use of cash also reflects depreciation and amortization adjustments of $888,000, an increase in unrealized gain on trading investments of $137,000 and the net decrease in working capital of $351,000.

      The Company's operating subsidiary, MRM, has historically incurred operating losses. The consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2001, the Company had a working capital deficit of $ 3.9 million. As of October 31, 2000, MRM's previous fiscal year end, MRM had a working capital deficit of $4.5 million. For the three months ended September 30, 2001, the Company incurred a net loss of $1.2 million of which $136,000 is attributable to MRM. For the year ended October 31, 2000 MRM incurred a net loss of $1.6 million. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

      It is the Company's intention to bring MRM to profitability as quickly as possible. Therefore, prior to the closing of the acquisition, the Company, in conjunction with MRM's then management had implemented a plan of cost reductions and revenue enhancements including, but not limited to, the following:

            1)    Personnel reductions of approximately 20%.
            2)    Salaried employee pay reductions ranging from 8-35%.
            3)    Increased use of variable/incentive pay for sales staff.
            4)    Introduction of "piece rate" pay plan to technician staff.
            5)    Price increases of 10-15% to non-contract customers.
            6) Engaged experienced industry consultants that can provide highly focused support to the existing management and aid in the execution of the Company's business plan.

      The implementation of these various initiatives has had a significant impact upon reducing the operating losses of MRM, as demonstrated in the quarter ended September 30, 2001. Efforts continue to achieve further operating efficiencies and revenue growth to bring MRM to profitability.

      The Company's management believes that based on its current operating results, successful implementation of its cost reduction and revenue enhancement plan at MRM and the aforementioned financing activities, the Company's cash and cash equivalents will be sufficient to meet its operating and debt service requirements for at least the next 12 months.

      Since inception, the Company has utilized its capital contributions and continued borrowings from related parties to support its operations. In this light, during July 2001, the Company sold an investment for $500,000, which was also its original cost. Also, in July 2001, the Company received an equity advance from a third party of $598,000 contingent upon formal execution of a Stock Subscription Agreement. For this investment the company will issue 3,000,000 shares at $0.20 per share during the fourth quarter of 2001.

      Management intends to raise capital to fund the future operations and growth of MRM. In addition, management is in current negotiations to extend the existing line of credit. Until these transactions occur, there can be no assurance that the Company will have sufficient liquidity to fund operations. Accordingly, our auditors may conclude that a report modification for going concern relating to the auditor's report on the December 31, 2001 financial statements may be appropriate.

      Thereafter, the Company's continued ability to raise or contribute capital is essential in order for it to continue to execute its business plan. As such, there can be no assurances that additional capital, whether from related parties or outside investors will be available or on terms favorable to the Company, if at all. Without such additional capital the Company may not be able to continue implementing its business plan or have sufficient capital available to fund its operating and debt service requirements.

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

      In April 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 44, "Accounting for Certain Transactions involving Stock Compensation: an Interpretation of APB Opinion No. 25". This pronouncement seeks to interpret the application of APB No. 25, primarily in relation to modifications to the terms of existing awards and to the scope of APB No. 25. The adoption of FIN No. 44 did not have a material impact on the Company's results of operations or its financial position.

      In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combination" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective January 1, 2002. The Company believes that the adoption of SFAS No. 142 will not have a material impact on its financial position or the results of its operations.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for the fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. SFAS No. 144 establishes an accounting model for impairment or disposal of long-lived assets to be disposed of by sale. The Company plans to adopt SFAS No. 144 on January 1, 2002.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

      The Company is not exposed to financial market risks from changes in foreign currency exchange rates or changes in interest rates. The Company does not use derivative financial instruments.

      The Company's debt obligations are primarily fixed rate, with the exception of its working capital loans. If the Company were to pursue re-financing of its fixed rate debt or lease obligations, it could potentially be exposed to changes in interest rates.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits.

      None.

(b)   Reports on Form 8-K

      The Company filed the following reports on Form 8-K during the third quarter of the year ending December 31, 2001.

                           Date Report
Date of Report             Filed with SEC            Items Reported
--------------             --------------            --------------
July 12, 2001              July 12, 2001             Item 2 - Acquisition or Disposition of Assets

July 12, 2001              September 19, 2001        Item 7 - Financial Statements, Pro Forma Financial
                                                              Information and Exhibits (*)

----------

(*) Includes the pro forma combining financial statements of Emergent Group Inc. and Medical Resources Management, Inc.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EMERGENT GROUP INC.


Date: November 14, 2001                 By: /s/ Mark Waldron
                                           -------------------------------------
                                           Mark Waldron, President and
                                           Chief Executive Officer


Date: November 14, 2001                 By: /s/ Calvin Yee
                                           -------------------------------------
                                           Calvin Yee, Vice President
                                           Finance and Treasurer