Form 10-K
period 2001-12-31
EMERGENT GROUP INC/NY
filed 2003-01-30
CIK 1021097

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              {X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                     For the fiscal year ended December 31, 2001

                         Commission File Number: 0-21475

                               EMERGENT GROUP INC.
                             ----------------------
             (Exact name of Registrant as specified in its charter)

            Nevada                                     93-1215401
--------------------------------------------------------------------------------
(State of jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                      Identification Number)

932 Grand Central Avenue
                           Glendale, California 91201
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (818) 240-8250
                                                          --------------

              Former address: 375 Park Avenue, New York, NY 10152
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:  None


Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ___.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K [ ].

         As of December 31, 2002, the number of shares held by non-affiliates was approximately 31,275,140 shares. Due to the limited and sporadic trading of the Company's Common Stock in the over-the-counter market, no estimate is provided of the value of the Company's Common Stock held by non-affiliates since such information would not be meaningful.

         The number of shares outstanding of the Registrant's Common Stock, as of January 24, 2003, was 64,917,803.

                           FORWARD-LOOKING STATEMENTS

         We believe this annual report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management, based on information currently available to our management. When we use words such as "believes," "expects," "anticipates," "intends," "plans," "estimates," "should," "likely" or similar expressions, we are making forward-looking statements. Forward-looking statements include information concerning our possible or assumed future results of operations set forth under "Business" and/or "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

                                     PART I
Item 1.  Business

THE COMPANY

         Emergent Group Inc. ("Emergent") is the parent company of Medical Resources Management, Inc. ("MRM"), its wholly owned and only operating subsidiary. MRM was acquired by Emergent in July 2001. MRM primarily conducts its business through its wholly owned subsidiary Physiologic Reps ("PRI"). Emergent, MRM and PRI are referred to collectively hereinafter as the "Company." PRI is a provider of surgical equipment on a fee for service basis to hospitals, surgical care centers and other health care providers. PRI serves both large and small health care providers, including: 1) smaller independent hospitals and physicians who cannot afford to buy surgical equipment because of budget constraints or cannot justify buying due to limited usage; and 2) larger, well-financed hospitals that may be able to purchase equipment for use in their own facility but may choose not to because reimbursement or utilization rates for many procedures do not warrant a capital commitment. Additionally, infrequent utilization may not justify the cost of training and retention of technicians to operate such equipment. PRI is also able to provide its technicians to support hospital-owned surgical equipment on a fee for service basis, thus improving efficiency and reducing costs for the hospital. Reduced operating costs and improved flexibility for hospitals are elements of the PRI value proposition to its customers.

         PRI makes mobile surgical services available to its customers by providing surgical equipment on a per procedure basis to hospitals, outpatient surgery centers, and physician offices. PRI provides mobile lasers and other surgical equipment to customers along with technical support required to ensure the equipment is working correctly. PRI also provides a limited amount of non-surgical medical equipment on a rental basis to hospitals and surgery centers. This non-surgical equipment is used throughout such facilities to supplement their in-house resources.

         PRI's mobile surgical services focus on two areas of the health care industry: surgical care and cosmetic surgery. In the surgical care area, physicians can perform minimally invasive surgery at hospitals renting PRI's laser or other equipment. For cosmetic surgery, physicians benefit from having different laser technologies available to offer to their patients without a significant capital investment. In both instances, physicians and hospitals receive PRI's technical support and expertise that is provided with the equipment, allowing the staff to concentrate on their patient care duties without the distraction of setup and running equipment.

         PRI has approximately 500 active surgical service accounts in California, Utah, Colorado and Nevada and experiences a high rate of repeat business from the hospitals, surgery centers and doctors it serves. The market encompasses many disciplines including plastic/cosmetics surgery, dermatology, orthopedic surgery, otolaryngology, urology, obstetrics, gynecology, ophthalmology, general surgery, podiatry and dentistry. Equipment is increasingly becoming more specialized to specific medical procedures, and technical training of the physician regarding the use of equipment is an integral part of PRI's business.

         PRI has begun building a healthcare distribution network that allows physicians, hospitals and healthcare facilities access to new medical equipment without the expense of acquisition. PRI is able to help manufacturers bring advanced medical technologies to market by using its distribution channels and relationships with doctors, hospitals and healthcare facilities to introduce selected additional surgical products and services to end users on a `fee per procedure' model. PRI had revenues of approximately $11.4 million in 2001, including general medical equipment rental revenues of $1.6 million, which is being discontinued, (amounts on a pro forma basis assuming a full year of operations), and assisted in more than 12,000 surgical procedures. By making new technologies available to physicians PRI hopes to become a distributor of innovative medical device and support services to the healthcare community early in a product's life cycle.

ACQUISITIONS

Acquisition of Medical Resources Management, Inc.

         In July 2001, Emergent completed its acquisition of MRM as per an Agreement and Plan of Reorganization of Merger (The "Merger Agreement") dated January 23, 2001. As required by the terms of the Merger Agreement, Emergent exchanged 5,633,667 shares of its Common Stock, which represented 11% of the total post-merger outstanding shares, for all the issued and outstanding common stock of MRM at a conversion ratio of 0.37 shares of Emergent's Common Stock per share of MRM Common Stock. Based on the average of Emergent's closing stock price for the 10 days prior to the acquisition, the purchase price for MRM was $3,897,009 not including assumed debt. Additionally, on the effective date of the Merger, all outstanding MRM options became options to purchase 564,786 shares of Emergent's Common Stock. The options exchanged had a fair value of approximately $316,000. Emergent assumed approximately $13,802,071 in existing MRM debt, capital lease obligations, and other liabilities. As of time of the merger, the debt obligations had interest rates ranging from 6.3% to 25.5% and were repayable over a one to five year period. Emergent's transaction costs incurred in completing the merger amounted to approximately $336,000. Goodwill of approximately $3,421,000 resulted from the merger. The transaction has been accounted for under the purchase method of accounting. MRM is headquartered in Glendale, California and operates as a wholly owned subsidiary of Emergent. Following the merger, Emergent relocated its principal executive office from New York City, New York to Glendale, California. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Transfer of Equity with Dynamic International, Ltd. and Formation of Emergent Group Inc.

         Emergent Ventures, LLC ("Ventures"), a Delaware Corporation, was formed on March 8, 2000 to invest primarily in global private equity opportunities in information technology, health care and medical technology companies. Ventures' equity capitalization consisted of a contribution of securities by Emergent Management Company, LLC ("Manager"), for a fifty-eight percent (58%) interest in Ventures and a contribution of $7,500,000 in cash by other members in return for the remaining forty-two percent (42%) interest in Ventures.

         On August 31, 2000, Ventures consummated the transactions contemplated by an Equity Transfer Transaction ("Transfer"), all pursuant to an Equity Transfer and Reorganization Agreement ("Agreement"), by and among Emergent, formerly named Dynamic International, Ltd. ("Dynamic Ltd.") and Ventures. Pursuant to and in accordance with the Agreement and immediately prior to the consummation of the Transfer, Dynamic Ltd. transferred all of its assets and liabilities (other than outstanding bank debt in the amount of $250,000) to a wholly owned subsidiary of Dynamic Ltd., named Dynamic International, Inc. Dynamic International, Inc. acquired the transferred assets, assumed the remaining liabilities and indemnified Dynamic Ltd. against any liabilities relating to or arising out of the transferred assets and the assumed liabilities. In conjunction with the Transfer, Dynamic International, Inc. was spun-off from Dynamic Ltd. as a separate entity to its stockholders on a pro rata basis. Pursuant to the Agreement, Ventures contributed substantially all of its assets to Dynamic Ltd. in exchange for the issuance of 39,755,178 shares of Dynamic Ltd. common stock to the members of Ventures. Dynamic Ltd. subsequently changed its name to Emergent Group Inc. ("Emergent") on November 6, 2000. The Company retained Dynamic Ltd.'s State of Incorporation in Nevada. For financial accounting purposes, the Transfer was accounted for as a re-capitalization by Ventures as the accounting acquiror and with Dynamic Ltd. as the accounting acquiree. After the Transfer, the former members of Ventures became the beneficial owners of approximately 39,755,178 shares of Dynamic Ltd.'s common stock, representing approximately ninety percent (90%) interest in Dynamic Ltd. with voting control of the Emergent resting in the hands of Manager. Each of the Directors of Dynamic Ltd. resigned immediately prior to the consummation of the Transfer or within a few months thereafter. The beneficial owners of the Manager were elected as directors and executive officers of Emergent. Emergent recorded goodwill as a result of the Transfer amounting to $250,000, which is being amortized over three years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Prior to Emergent's acquisition of MRM it was a merchant banking firm. Merchant banks are essentially in the business of finding opportunities and sources of funding and, with investors' money and their own capital, financing growth and facilitating transactions for, and among their clients. The distinguishing characteristics of a merchant bank are that it commits its own capital, or the capital of its principals, to a transaction, either in the form of debt, typically short-term bridge financing, or equity, and that it generally receives an equity position in the client company as part or all of the compensation for its services. Since July 2001, Emergent ceased its merchant banking activities to concentrate its management and resources on developing the mobile surgical services business of MRM.

PRODUCTS AND SERVICES

          PRI's technicians provide surgical equipment and associated technical services support to physicians and operating room ("O.R.") personnel in hospitals, surgical care centers and other health-related facilities on a per-procedure basis. Mobile surgical services are ordered from 24 hours to several months in advance of surgery, and re-confirmed with the customer the day before the medical procedure by PRI's scheduling department. Upon arrival at the customer site, PRI's technician posts required warning notices outside the O.R., issues safety equipment to the O.R. staff, provides any disposable materials needed, and supplies equipment certifications and/or documentation required for hospital record keeping. The technician is responsible for setting the physician's requested power settings on rented equipment and for helping to maintain a safe environment with regard to the rental equipment during the surgical procedure. Technician-only services are made available to hospitals and surgery facilities, especially those with fluctuating occupancy levels. Customers find that outsourcing of trained technicians without renting equipment to be a cost-effective alternative to training and staffing their own personnel.

         PRI's laser equipment encompasses CO2, Nd:YAG, Pulse Dye, KTP/YAG and Holmium YAG laser technology. PRI has established working relationships with leading laser manufacturers and is sometimes an introducer of laser technology in its markets. PRI reviews developments in the medical field to stay abreast of new and emerging technologies and to obtain new surgical medical equipment. In this regard, PRI has in recent years added equipment to provide for services in cryosurgery, advanced visualization technology and brachytherapy. The Company strives to develop and expand strategic relationships in order to enhance its product lines and improve its access to new medical devices.

         PRI also provides its customers with disposable products and/or attachments that are needed for a given medical procedure. These disposable products are primarily related to laser equipment rentals requiring fibers, tubing, laser drapes and masks. Customers may benefit from this added service by lowering their inventory levels of infrequently used products.

         In the past PRI has offered a broad range of general medical equipment to its customers. PRI's inventory of equipment included an extensive selection of devices serving a broad range of hospital departments and needs such as adult and infant ventilators, carbon dioxide monitors, defibrillators, feeding pumps, PCA pumps, electro cardiogram monitors, infusion pumps, neo-natal monitors, and pulse oximeters. In late 2001 the Company decided to discontinue this area of business in order to focus on its core surgical equipment rental/services business. In connection with the phase-out of the general medical equipment rental business and after review of its other operating assets, the Company recorded impairment charges for property and equipment, and goodwill of $3,732,223 and $687,906, respectively, as of December 31, 2001. "See Management's Discussion and Analysis of Financial Condition and Results of Operations."

MARKETING AND SALES

         PRI markets its mobile surgical equipment and services business largely through the efforts of its direct sales force which focuses on providing high-quality service and products to its customers and on obtaining new customer accounts. In conjunction with its sales efforts, PRI sponsors educational seminars on new laser and other surgical equipment technologies which are attended by its current and prospective customers. These seminars allow PRI's direct sales force to introduce new technologies and procedures to its customer base early in the product's life cycle.

         PRI's sales representatives attend national and regional physician medical seminars and trade shows to present PRI's services and products. PRI also markets its products and services through direct mail marketing of literature and promotional materials which describe PRI's complete range of surgical equipment and services to hospitals, surgery centers and physicians.

MARKETS

         PRI currently serves customers in California, Colorado, Utah and Nevada. Each location is staffed with full-time technicians and sales representatives. During the period from July 2001 (date of acquisition) to December 31, 2001, no customer accounted for more than 10% of PRI's total sales for such periods.

Hospital Mobile Laser/Surgical Services

         PRI provides mobile laser/surgical services to customers in each market served. Each location is staffed with full-time trained technicians and sales representatives, and is equipped with a variety of surgical equipment to meet customer needs. During the twelve months ended December 2001, PRI performed over 12,000 procedures company-wide. For the period ended December 31, 2001, revenues from our mobile laser/surgical services comprised approximately 68% of our total revenues. We believe that revenue from our surgical related services will continue to comprise the majority of our revenues in the foreseeable future.

Cosmetic Mobile Laser/Surgical Services

         The cosmetic laser business is primarily physician office based. This market is characterized by rapid changes in specific techniques as new technology emerges. Recently, cosmetic laser skin resurfacing surgery has shown significant growth, however, price competition is a constant challenge from smaller start-up companies. Recent legislation in California and some other states restricting anesthesia in doctor offices has redirected some of this cosmetic surgery to hospitals and surgery centers where PRI has existing customer relationships and the ability to compete more effectively.

General  Medical Equipment, Rentals

         PRI entered the general equipment rental market several years ago. However, due to lower margins and increased competition and its focus on the higher margin mobile surgical services business, MRM started phasing out its general equipment rental business in late 2001 and is in the process of selling its general medical rental equipment assets.

INVESTMENTS

Investments In Limited Liability Companies

         In connection with expanding its business in certain commercial and geographic areas, PRI will occasionally sponsor and form Limited Liability Companies ("LLCs") in which it will acquire a minority interest and offer the remaining interest to physicians and other qualifed investors. These LLCs acquired certain equipment for use in their respective business activities which generally focus on cosmetic and surgical procedures. In prior years, PRI sponsored and acquired minority equity interests in various LLCs in Utah, Colorado and California and holds minority interest in six LLCs as of December 31, 2001. The Company utilizes the equity method of accounting for its investments in the various LLCs. For the period ended December 31, 2001 the Company recorded equity in earnings of $26,773 from its ownership interest in such LLCs. In addition, PRI and its affiliates provide operating and administrative services to the LLCs. During the period ended December 31, 2001 the Company earned fees for management, operational and other services of $565,429. The balances due from the LLCs at December 31, 2001 was $38,268, which is recorded under "due from related parties" in the accompanying consolidated balance sheets.

Other Investments

         As discussed herein, prior to Emergent's acquisition of MRM in July 2001 it acted as a merchant banking firm seeking opportunities and sources of funding and, with investors' money and/or the Company's own capital, financing expected growth of Company's clients or facilitating transactions for them. During the course of these activities the Company's largest investment of $2,000,000 was made in March 2000 in the securities of Stonepath Group Inc. ("Stonepath") (formerly Net Value Holdings Inc.), an investment made on the Company's behalf by a related party. As of December 31, 2001 and 2000 the Company recognized an unrealized gain (loss) on this investment of $175,760 and $(1,908,333), respectively.

         In October 2000, a related party of the Emergent (the "plaintiff") commenced an action on behalf of Emergent against Stonepath and two of its officers in the United States District Court for the Southern District of New York. The action was for negligence and fraud under the federal securities laws and common law to recover its investment in Stonepath. On April 15, 2002 the court dismissed the plaintiff's amended Complaint without leave to amend. Emergent has filed an appeal of the court's decision. The Company does not intend to conduct any additional merchant banking activities in the future.

GOVERNMENT REGULATION

         The healthcare industry is subject to extensive federal and state regulation. Promulgation of new laws and regulations, or changes in or re-interpretations of existing laws or regulations, may significantly affect the Company's business, operating results or financial condition. The Company is not currently subject to regulation, however, a court or governmental body could make a determination that the Company's business should be regulated. The Company's operations might be negatively impacted if it had to comply with government regulations. Furthermore, the manufacturers of medical equipment utilized by the Company are subject to extensive regulation by the Food and Drug Administration ("FDA"). Failure of such manufacturers to comply with FDA regulations could result in the loss of approval by the FDA of such medical equipment, which could adversely affect the Company's operating results or financial condition. As consolidation among physician groups continues and provider networks continue to be created, purchasing decisions may shift to persons with whom the Company has not had prior contact. The Company cannot be certain that it will be able to maintain its physician, vendor and/or manufacturer relationships under such circumstances.

POTENTIAL EXPOSURE TO LIABILITY

         Physicians, hospitals and other providers in the healthcare industry are subject to lawsuits, which may allege medical malpractice or other claims. Many of these lawsuits result in substantial defense costs and judgments or settlements. The Company does not engage in the practice of medicine, nor does it control the practice of medicine by physicians utilizing its services or their compliance with regulatory requirements directly applicable to such physicians or physician groups. However, the services the Company provides to physicians, including actions by its technicians, its establishment of protocols and its training programs, could give rise to liability claims. The Company may become involved in material litigation in the future and it is possible that a claim or claims arising from such litigation might exceed the Company's insurance coverage. Currently, the Company's insurance coverage expires in April 2003. In the future, the Company may not be able to maintain such insurance coverage or obtain new coverage in the future.

COMPETITION

         The market for PRI's mobile surgical services is highly competitive. Companies, particularly in the laser surgery industry, often compete by price, thereby impacting profit margins. In addition, PRI faces many existing and future competitors of various size and scale. Some of our competitors have significantly greater financial and management resources than the company. Competitors in our market include two privately held companies by the name of

Mobile Med, Incorporated and Southland Surgical. In spite of such competition, the Company believes that it can compete successfully but can give no assurances with regard to its ability to compete. The Company's business could be adversely affected if our customers elect to purchase surgical equipment directly from the manufacturers and hire their own technicians.

EMPLOYEES

         As of December 31, 2002, the Company employed 77 full-time persons (including two executive officers), 50 of whom were involved in operations activities (most of these were active as field technicians), 12 of whom were involved in sales and marketing, and 15 of whom were involved in administration, information technology, and accounting. In addition, the Company may employ part-time and occasional employees as technicians to handle overload situations. None of our employees are represented by collective bargaining agreements. The Company believes that its employee relations are good.

Item 2.  Properties

         The Company leases approximately 14,400 square feet of office/warehouse space for its operations and headquarters in Glendale, California. The lease agreement provides for monthly rent of $13,270, and is subject to annual increases based on increases in the Consumer Price Index. The lease expires in July 2006 and provides for an option to renew for an additional five years. The Company also leases an aggregate of approximately 5,000 square feet of space for its field and sales office under operating lease agreements that expire on various dates through March 2004 in Northern California, Colorado and Utah. We believe our present facilities will be adequate for our reasonably foreseeable needs.

Item 3.           Legal Proceedings

Stonepath Group, Inc.

         In October 2000, a related party of the Company (the "plaintiff") commenced an action on behalf of the Company against Stonepath Group, Inc. and two of its officers in the United States District Court for the Southern District of New York. The action was for negligence and fraud under the federal securities laws and common law to recover its investment in Stonepath. On April 15, 2002, the court dismissed the plaintiff's amended Complaint without leave to amend. The Company has filed an appeal of the court's decision and this appeal is pending.

Citicorp Vendor Finance, Inc.

         On April 25, 2002, Citicorp Vendor Financial, Inc. filed suit against PRI and MRM for breach of contract in Superior Court of California, County of Los Angeles. This lawsuit seeks to recover $655,916 plus interest and late charges in connection with amounts due under certain equipment lease agreements. The Company reached a settlement with Citicorp in November 2002, whereby, the Company agreed to pay Citicorp a total of $400,000 in full settlement of the claim in various installments, with the balance being paid in full by March 1, 2004. As part of the settlement, Citicorp has agreed that PRI may sell the equipment under the equipment lease agreement but must transmit to Citicorp all proceeds from the sale in excess of $225,000. The settlement further stipulates in event of non-payment, Citicorp can petition the court for an entry of judgment against PRI. The Company is current in making all required payments under the settlement agreement.

General Electric

         Beginning in 1999, the Company's subsidiaries entered into 39 personal property sales contracts to purchase from General Electric certain medical imaging equipment. The total amount the Company owed to General Electric as of May 21, 2002 was $2,399,487. The Company reached a settlement with General Electric in June 2002 and entered into a Stipulation of Settlement for entry of judgment which would be filed in Superior Court of the State of California, County of Los Angeles only if there is a default which is not cured. Pursuant to the settlement agreement, the Company agreed to return certain equipment to General Electric and to made sixty (60) monthly payments of $18,013 for a total of $1,080,781. In the event the Company fails to make all required payments when due, and an event of default occurs which is not cured, the Company would owe General Electric the original due under 39 personal sales contracts. The Company is current in making all required payments under the settlement agreement.

Charlotte Taylor

         In December 2001, Charlotte Taylor commenced a legal proceeding in the Superior Court of the State of California, County of Orange, against the Company, Anaheim General Hospital and a surgeon named Jay Shree Vyas M.D. alleging compensatory and general damages for medical negligence and product liability in the amount to be proved at trial plus reasonable attorneys' fees, interest on the sum of damages awarded, costs of suit and such other amount as the Court deems just and proper. Plaintiff alleges that while she was under anesthesia, Defendants sought to use an instrument called a morcelator which did not function properly and allegedly caused her harm. The Company has reported this legal proceeding to its insurance company and management believes that the outcome of this proceeding will be covered by insurance, except for any applicable deductible. The Company intends to vigorously defend this lawsuit.

Paige Amans

         On October 18, 2002, a former employee of the Company, commenced a legal proceeding in the Superior Court of California, County of Los Angeles against the Company, its subsidiaries, and an officer of the Company. The Complaint contains three causes of action as follows: (1) discrimination on the basis of her sex in violation of the California Fair Employment and Housing Act (California Government Code Section 12940); breach of contract; and breach of the implied covenant of good faith and fair dealing. Plaintiff alleges that she was discriminated against in the terms and conditions of her employment, transferred, and ultimately wrongfully terminated because of her sex (female) and due to alleged favoritism towards another female employee at the Company.

Plaintiff also claims that her termination breached an implied contract of employment to terminate her only for "good cause", including violation of the implied covenant of good faith and fair dealing inherent in contracts. The Plaintiff seeks actual, incidental, consequential, and general damages in an unspecified amount, punitive damages, costs and attorneys' fees. The Company disputes the merit of Plaintiff's Complaint and intends to vigorously defend against this lawsuit.

         In addition to the matters noted above, from time to time, we may become involved in litigation arising out of operations in the normal course of business. As of December 31, 2001 and as of January 23, 2003, we are not a party to any pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results or financial position.


Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001 or between January 1, 2002 and the filing date of this Form 10-K.

                                     PART II

Item 5.  Market for Registrant's Securities and Related Stockholder Matters.

      Our common stock was traded on the OTC Bulletin Board under the symbol "EMGR" before being removed from listing due to the late filing of this Form 10-K. The last closing sales price of our Common Stock on the bulletin board was $.005 on May 21, 2002. The Company intends to attempt to obtain a new listing for its common stock on the OTC Bulletin board or BBX Exchange. No assurances can be given that the Company will be successful in this regard. Since being removed from the Bulletin Board, our common stock continues to trade on a limited and sporadic basis in the Over-the-Counter Market. The following table sets forth the range of high and low closing prices of our Common Stock for the periods indicated. All sales of common stock for periods before the quarter ended September 30, 2000 were sales of common stock of Dynamic International, Ltd. before the spin-off of assets to Dynamic International Inc.


         Quarters Ended                                                High             Low

         September 30, 2000 (1).......................................$1.69             $.14
         December 31, 2000............................................ 1.08              .31
         March 31, 2001............................................... 1.00              .01
         June 30, 2001................................................ 1.25              .25
         September 30, 2001...........................................  .56              .15
         December 31, 2001............................................  .15              .05
         March 31, 2002...............................................  .06              .01

         June 30, 2002................................................  .035             .005
         September 30, 2002...........................................  .03              .0001
         December 31, 2002....................                          .01              .0001
         Last Available in 2002...............
         ----------------------
         December 20, 2002............................................  .0001            .0001
         ---------------

         (1) The common stock of the Company was not publicly traded until the completion of the merger with Dynamic International, Ltd. in August 2000, therefore, no public market price existed for the Company's common stock prior to the period ended September 30, 2000. See "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

          All quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

         As of December 11, 2002, there were 1,078 holders of record of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name. The Company's transfer agent is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, NY 10038.

Dividend Policy

         We have never paid any cash dividends and intend, for the foreseeable future, to retain any future earnings for the development of our business. Our Board of Directors will determine our future dividend policy on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

..Recent Sales of Unregistered Securities

Since January 1, 2001, the Company made the following sales or issuances of unregistered securities:

-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
                                                 Consideration Received
                                                 and Description of
                                                 Underwriting or Other
                                                 Discounts to Market                            If Option, Warrant
                                                 Price or Convertible                           or Convertible
                                                 Security, Afforded to     Exemption from       Security, terms of
                                                 Purchasers                Registration         exercise or
Date of Sale   Title of Security  Number Sold                              Claimed              conversion
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
12/30/02       Common Stock       11,502,970     Services rendered; no     Section 4(2)         Not applicable.
                                                 commissions paid
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
12/30/02       Common Stock       4,361,000      Options granted under     This stock option    10-year Options were
                                                 2002 Stock Option Plan;   plan will be         granted to
                                                 no cash received; no      registered on a      employees, directors
                                                 commissions paid          Form S-8             and consultants  and
                                                                           Registration         at $.01 per share;
                                                                           Statement shortly    Options generally
                                                                           after the filing     vest in five equal
                                                                           of this Form 10-K    annual installments
                                                                           and other required   commencing on the
                                                                           Exchange Act         date of grant expire
                                                                           Reports.             ten years from date
                                                                                                of grant.
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
12/30/02       Common Stock       30,000         Warrants granted in       Section 4(2)         Warrants exercisable
                                                 connection with debt                           at anytime $.01 per
                                                 foregiveness; no cash                          share through
                                                 received; no                                   2/28/05.
                                                 commissions paid
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
5/01           Common Stock       237,874        Conversion of             Section 4(2)         Not applicable
                                                 outstanding debt; no
                                                 commissions paid
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
5/21/02        Common Stock       6,195,880      Options granted under     This stock option    10-year Options were
                                                 2002 Stock Option Plan;   plan will be         granted to
                                                 no cash received; no      registered on a      employees/consultants
                                                 commissions paid          Form S-8             at $.01 per share;
                                                                           Registration         Options generally
                                                                           Statement            vest in five equal
                                                                           shortly after the    annual installments
                                                                           filing of this Form  commencing on the
                                                                           10-K and other       date of grant and
                                                                           required Exchange    expire ten years from
                                                                           Act Reports.         from date of grant.

-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
11/1/01        Common Stock           970,000    Options granted under     This stock option    Options vest over a
                                                 2001 Stock Option Plan;   plan will be         period of three
                                                 no cash received; no      registered on a      years, exercisable
                                                 commissions paid          Form S-8             at $1.00 per share,
                                                                           Registration         and expire on December
                                                                           Statement            31, 2005.
                                                                           shortly after
                                                                           the filing of this
                                                                           Form 10-K and other
                                                                           required Exchange Act
                                                                           Reports.
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
11/1/01        Common Stock       4,673,436      Options/warrants          Section 4(2)         Options/warrants
                                                 approved by the Board                          approved by the
                                                 of Directors outside of                        Board of Directors
                                                 Stock Option Plan to an                        to various persons
                                                 officer, a director,                           and vest over
                                                 officer of subsidiary,                         different time
                                                 outside general                                periods and are
                                                 counsel, employees and                         exercisable at
                                                 consultants; no cash                           prices between $.01
                                                 received; no                                   per share and $1.00
                                                 commissions paid                               per share; all the
                                                                                                options/ warrants
                                                                                                expiration no later
                                                                                                than December 31,
                                                                                                2004
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
7/01           Common Stock       3,000,000      Common Stock sold in      Section 4(2)         Not applicable
                                                 July 2001 at $.20 per
                                                 share.  Stock was
                                                 approved by the Board
                                                 on 11/1/01 but
                                                 belatedly issued in
                                                 June 2002; no
                                                 commissions paid
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------

Equity Compensation Plan

     The following summary information is as of December 31, 2002 and relates to our 2002 Stock Option Plan described in Item 11 pursuant to which we have granted options to purchase our common stock:

------------------------------- ------------------------------ ---------------------- --------------------------------
                                (a)                            (b)                    (c)
------------------------------- ------------------------------ ---------------------- --------------------------------
Plan category                   Number  of  shares  of common  Weighted average       Number of securities
                                stock to                       exercise price of      remaining available for
                                be issued upon exercise        outstanding            future issuance under
                                of outstanding options         options (1)            equity compensation plans
                                                                                      (excluding shares
                                                                                       reflected in column (a)
------------------------------- ------------------------------ ---------------------- --------------------------------
Equity compensation
Plans  (2)                              9,167,609                      $.012                     3,832,391
------------------------------- ------------------------------ ---------------------- --------------------------------

--------------------
(1) Based upon 9,007,609 options exercisable at $.01 per share, 80,000 options exercisable at $.05 per share and 80,000 options exercisable at $.20 per share.

(2) The 2002 Stock Option Plan will be submitted to stockholders for approval at our next annual meeting.


     The following summary information is as of December 31, 2002 and relates to our 2001 Stock Option Plan described in Item 11 pursuant to which we have granted options to purchase our common stock:

------------------------------- ------------------------------ ---------------------- --------------------------------
                                (a)                            (b)                    (c)
------------------------------- ------------------------------ ---------------------- --------------------------------
Plan category                   Number  of  shares  of common  Weighted average       Number of securities
                                stock  to                      exercise price of      remaining available for
                                be issued upon exercise        outstanding            future issuance under
                                of outstanding options         options (1)            equity compensation plans
                                                                                      (excluding shares
                                                                                       reflected in column (a))
------------------------------- ------------------------------ ---------------------- --------------------------------
Equity compensation
Plans  (2)                              585,000                        $1.00                        -0-
------------------------------- ------------------------------ ---------------------- --------------------------------
--------------------

(1)  All options are exercisable at $1.00 per share.

(2) The 2001 Stock Option Plan will be submitted to stockholders for approval at our next annual meeting. The Plan originally covered 8,000,000 shares but has been reduced by board resolution to the number of outstanding options.

     The following summary information is as of December 31, 2002 and relates to our Stock Option Plans of MRM described in Item 11 which were assumed by Emergent and pursuant to which we have granted options to purchase our common stock:

------------------------------- ------------------------------ ---------------------- --------------------------------
                                (a)                            (b)                    (c)
------------------------------- ------------------------------ ---------------------- --------------------------------
Plan category                   Number  of  shares  of common  Weighted average       Number of securities
                                stock  to                      exercise price of      remaining available for
                                be issued upon exercise        outstanding            future issuance under
                                of outstanding options         options (1)            equity compensation plans
                                                                                      (excluding shares
                                                                                       reflected in column (a))
------------------------------- ------------------------------ ---------------------- --------------------------------
Equity compensation
Plans  (2)                             51,375                          $1.47                        -0-
------------------------------- ------------------------------ ---------------------- --------------------------------

--------------------
(1) Based upon 44,530 options exercisable at $.68 per share and 6,845 options exercisable at $4.05 per share.

(2) The Board of Directors of Emergent does not intend to grant any more options under the old MRM Plans.


Item 6.      SELECTED FINANCIAL DATA

                  The following selected financial data has been derived from the Company's consolidated financial statements, which have been examined by independent certified public accountants. Such financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements included elsewhere in this Form 10K.

Statement of Operations Data

                                                                 Period from inception
                                                   Year Ended    (March 8, 2000) to
                                         December 31, 2001 (1)    December 31,2000
                                          --------------------    ----------------
Revenues ......................................   $ 5,244,585          $--
Cost of goods sold ............................     4,328,935           --
Gross profit ..................................       915,650           --
Selling, general and administrative expenses ..    (3,609,439)      (986,401)
Impairment of property and equipment ..........    (3,732,223)          --
Impairment of goodwill ........................      (687,906)          --
Loss from operations ..........................    (7,113,918)      (986,401)
Total other income (expense) ..................    (2,604,703)      (581,419)
Loss before provision for income taxes ........    (9,718,621)    (1,567,820)
Provision for income taxes ....................         1,600           --
Net Loss ......................................    (9,720,221)    (1,567,820)
Other comprehensive gain (loss), net of tax
Unrealized gain (loss) on investment securities       309,822     (2,042,395)

Comprehensive loss ............................    (9,410,399)    (3,610,215)

Basic and diluted net loss per
share .........................................         (0.19)         (0.04)

(1) Operating results include the operations of MRM from July 6, 2001 (date of acquisition) to December 31, 2001.

Balance Sheet Data

                                                               December 31,
                                                                 2001       December 31, 2000
Total assets ...............................................   $10,135,189   $ 5,184,747
Long-term debt .............................................     2,884,798          --
Cash dividends declared per common share ...................             0             0
Weighted average common shares outstanding basic and diluted    48,350,262    41,557,789


Critical Accounting Policies

         Our discussion and analysis of our financial conditions and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements require managers to make estimates and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgements. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant judgements and estimates in the preparation of our financial statements.

         Revenue Recognition. We are required to make judgements based on historical experience and future expectations, as to the realizability of goods and services billed to our customers. These judgements are required to assess the propriety of the recognition of revenue based on Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," and related guidance. We make such assessments based on the following factors: (a) customer-specific information, and (b) historical experience for issues not yet identified.

     Inventory Valuation. We are required to make judgements based on historical experience and future expectations, as to the realizability of our inventory. We make these assessments based on the following factors: (a) existing orders and usage, (b) age of the inventory, and (c) historical experience.

         Property and Equipment. We are required to make judgements based on historical experience and future expectations, as to the realizability of our property and equipment. We made these assessments based on the following factors: (a) the estimated useful lives of such assets, (b) technological changes in our industry, and (c) the changing needs of our customers.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this Form 10K. All statements contained herein that are not historical facts, including, but not limited to, statements regarding anticipated future capital requirements, our future plan of operations, our ability to obtain debt, equity or other financing, and our ability to generate cash from operations, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties that may cause the Company's actual results in future periods to differ materially from forecasted results.

Overview

         Emergent is the parent company of MRM, its wholly owned and only operating subsidiary. MRM primarily conducts its business through its wholly owned subsidiary, PRI. Emergent Group Inc., MRM and PRI are referred to collectively hereinafter as the "Company." PRI is a provider of mobile surgical equipment, on a fee for service basis, to hospitals, surgical care centers and other health care providers. PRI serves both large and small health care providers and makes mobile surgical services available to its customers by providing this equipment on a per procedure basis to hospitals, out patient surgery centers, and physician offices. PRI provides mobile lasers and other surgical equipment with technical support required to ensure the equipment is working correctly. PRI also provides a limited amount of general equipment on a rental basis to hospitals and surgery centers, although PRI is discontinuing this area of business in order to focus on its core surgical equipment rental/services business. In connection with the phase-out of the general medical equipment rental business and review of other property and equipment assets, the Company recorded impairment charges for property and equipment, and goodwill of $3,732,223 and $687,906, respectively, as of December 31, 2001

Acquisition of Medical Resources Management, Inc.

         Reference is made to "Item 1" for a discussion of the Company's July 2001 acquisition of MRM.

         Prior to Emergent's acquisition of MRM, Emergent was a merchant banking firm. Merchant banks are essentially in the business of finding opportunities and sources of funding and, with investors' money and their own capital, financing growth and facilitating transactions for, and among their clients. The distinguishing characteristics of a merchant bank are that it commits its own capital, or the capital of its principals, to a transaction, either in the form of debt, typically short-term bridge financing, or equity, and that it generally receives an equity position in the client company as part or all of the compensation for its services. In late 2000 Emergent made convertible loans to MRM. Since July 2001 we have ceased our merchant banking activities in order to concentrate the Company's management and resources on developing the mobile surgical services business of MRM.

Transfer of Equity with Dynamic International, Ltd. and Formation of Emergent Group Inc.

         Reference is made to "Item 1" for a discussion of an equity transfer and spin-off of assets to Dynamic International Ltds and the former members of Emergent Ventures, LLC's acquisition of control of Dynamic Ltd.

Results of Operations

The following table sets forth certain selected condensed consolidated statement of operations data for the periods indicated:

Statement of Operations Data


-------------------------------------------------------- --------------------------------- ---------------------------------
                                                                                               For the period
                                                                                               from inception
                                                               Year Ended                      (March 8, 2000)
                                                              December 31,                     to December 31,
                                                                  2001                              2000
-------------------------------------------------------- --------------------------------- ---------------------------------
Revenues                                                 $  5,244,585                       $          ---
-------------------------------------------------------- --------------------------------- ---------------------------------
Cost of sales                                               4,328,935                                  ---
-------------------------------------------------------- --------------------------------- ---------------------------------
Gross profit                                                  915,650                                  ---
-------------------------------------------------------- --------------------------------- ---------------------------------
Selling, general and administrative expenses                3,609,439                             (986,401)
-------------------------------------------------------- --------------------------------- ---------------------------------
Impairment of property and
equipment                                                   3,732,223                                  ---
-------------------------------------------------------- --------------------------------- ---------------------------------
Impairment of goodwill                                        687,906                                  ---
-------------------------------------------------------- --------------------------------- ---------------------------------
Loss from operations                                       (7,113,918)                            (986,401)
-------------------------------------------------------- --------------------------------- ---------------------------------
Total other income (expense)                               (2,604,703)                            (581,419)
-------------------------------------------------------- --------------------------------- ---------------------------------
Loss before provision for income taxes                     (9,718,621)                          (1,567,820)
-------------------------------------------------------- --------------------------------- ---------------------------------
Provision for income taxes                                      1,600                                  ---
-------------------------------------------------------- --------------------------------- ---------------------------------
        Net loss                                           (9,720,221)                          (1,567,820)
-------------------------------------------------------- --------------------------------- ---------------------------------
Other comprehensive gain (loss), net of tax                   309,822                           (2,042,395)
-------------------------------------------------------- --------------------------------- ---------------------------------
Comprehensive loss                                         (9,410,399)                          (3,610,215)
-------------------------------------------------------- --------------------------------- ---------------------------------
Basic and diluted net loss per share                            (0.19)                               (0.04)
-------------------------------------------------------- --------------------------------- ---------------------------------

         The Company conducted no significant operations, other than its investing activity prior to its acquisition and merger with MRM on July 6, 2001. The condensed consolidated financial statements of the Company for the year ended December 31, 2001 reflects a net loss of $(9,720,221) on net revenues of $5,244,585. In addition, in late 2001 the Company decided to discontinue its rental of general equipment to hospitals and physicians, which accounted for approximately 11% of revenues for the period ended December 31, 2001.

Year Ended December 31, 2001 Compared to the period from March 8, 2000 (inception) to December 31, 2000

         The Company generated revenues of $5,244,585 in 2001 compared to $0 in 2000. Revenues for 2001 were generated by MRM during the period from July 6, 2001 (date of acquisition) to December 31, 2001. The Company had no operations prior to the acquisition of MRM. Approximately 68% of revenues for 2001 were generated from MRM mobile surgical equipment services with the balance primarily generated from cosmetic services and non-surgical equipment rentals.

         Cost of goods sold of amounted to $4,328,935 for 2001, compared to $0 for 2000. Such costs were incurred by MRM during the period from July 6, 2001 to December 31, 2001 in connection with its mobile surgical equipment services business. No such costs were incurred during 2000 as discussed herein. Costs of good sold primarily consist of payroll costs and related expenses for technicians, cost of disposables consumed, insurance costs and other operating costs incurred in rendering such services..

         Gross profit from operations was $915,650 for 2001 compared to $0 for the period ended December 31, 2000. Gross profit represented 17.4% of revenues for 2001 and is not necessarily indicative of the margins that may be realized in future periods. We anticipate that operating margins will improve in future periods as we complete our financial restructuring efforts and continue to improve our operating procedures.

         Selling, general and administrative expenses were $3,609,439 for 2001, compared to $986,401 for 2000. The increase in such expenses relate to the inclusion of operating results for MRM for the period from July 6, 2001 (date of acquisition) to December 31, 2001, while no such expenses were incurred in 2000. As discussed elsewhere in this Form 10-K, the Company, as the successor to Dynamic International, Ltd., is deemed to have been formed for financial reporting purposes on March 8, 2000 and as a result incurred general and administrative expenses from the date of formation to December 31, 2000, while general and administrative expenses were incurred for the full year in 2001.

         The Company recognized an impairment charge of $3,609,439 as of December 31, 2001 primarily in connection with the revaluation of its general rental equipment. In late 2001, the Company decided to discontinue its general rental business due to poor performance and in order to focus on its core business of providing mobile surgical equipment and services. The Company is in the process of selling its remaining general rental equipment through the use of independent equipment brokers. From January 1, 2002 to December 31, 2002, the Company sold general rental equipment with an aggregate net book value of $504,044 and had recognized net gains on such dispositions of approximately $163,880. The Company expects to continue its disposition activities until all such general rental equipment is sold.

         The Company recognized an impairment charge of $687,906 related to recorded goodwill as of December 31, 2001. Such amount represents a portion of the goodwill recorded in connection with the acquisition and merger with MRM in July 2001. The write-down of goodwill related to the MRM merger primarily resulted from the Company's decision to discontinue the non-surgical rental business in late 2001. The Company will continue to review the value of its tangible and intangible assets in the future as events and circumstances warrant and it may be required to record additional impairment charges if the carrying amount of its assets is deemed to be unrecoverable.

         Realized losses on investment securities amounted to $2,306,428 in 2001, compared to $709,703 in 2000. The realized losses in 2001 relate primarily to the permanent impairment of several investments in common stocks of unaffiliated companies, which were acquired by Emergent in 2000.

         Interest expense amounted to $357,134 in 2001 compared to $0 in 2000. Interest expense was incurred by MRM in connection with its debt and capital lease obligations.

Period from Inception (March 8, 2000) to December 31, 2000

         For the period form inception (March 8, 2000) to December 31, 2000, we incurred a net loss of $(1,567,820) or $(0.04) per share. The net loss resulted from expenses being incurred due to an increase in operations and investing activities. The net loss includes a realized loss of $709,703 on investments attributable to the termination of business operations by the company with which the investment was made. The unrealized loss of $2,042,395 on investments is due to the general decline in value of technology and Internet related companies.

Recently Issued Accounting Pronouncements

         Between June 2001 and October 2002, the Financial Accounting Standards Board ("FAB") issued SFAS No. 141 through SFAS No. 147. These pronouncements and any anticipated effect on us are described in Note 3 in the notes to our consolidated financial statements, which are incorporated herein by reference in this Item 7.

Liquidity and Capital Resources

         Our consolidated financial statements have been prepared on a going-concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of our business. As of December 31, 2001 we had a deficiency in working capital of $(1,837,584) and incurred a net loss of $(9,720,221) for the year then ended. In order to avoid ceasing our operations, a possible bankruptcy filing and in an effort to improve our financial condition, during the first quarter of 2002 we began the process of renegotiating substantially all of our outstanding debt, lease, and trade obligations with our key creditors. As of December 31, 2002, we have substantially completed this process whereby we have renegotiated outstanding debt and lease obligations with principal balances outstanding as of December 31, 2001 of approximately $5.1 million and have recorded $2.1 million in net gains on forgiveness of debt. The restructured debt and lease obligation agreements provide in some cases for the return of equipment used to collateralize such obligations, if applicable, and certain periodic and monthly installment for the balance of such obligations. In connection with our renegotiations with creditors we returned equipment with a net book value of approximately $1.5 million. Generally, in the event of default by the Company we are required to repay all amounts previously forgiven and all amounts then outstanding are accelerated and become immediately due and payable. In addition, we have renegotiated outstanding trade debt with our major vendors in the amount of approximately $446,000 and have recorded gains on forgiveness of vendor debt in the amount of $335,000. As of the filing date of this Annual Report on Form 10K, we are in compliance with the terms and conditions of our renegotiated debt agreements. However, as of December 31, 2002 the Company continues to be in default under certain note and lease obligations with aggregate principal balances outstanding of $162,000. We intend to continue negotiations with these creditors until these disputes are resolved and satisfactory resolutions are reached. No assurances can be given that these negotiations will be completed on terms satisfactory to the Company, if at all.

         At December 31, 2001 we had a bank loan (the "Bank Term Loan") outstanding in the amount of $867,000. The loan agreement provides for monthly payments of principal of $33,333 and interest at the prime rate plus 4.00%. Pursuant to the loan agreement principal and interest are due in 60 monthly installments through May 2004. As of December 31, 2001 we were in default under the loan agreement and as a result all principal and interest were accelerated and became immediately due and payable. However, in connection with the renegotiation of our debt obligations the due date for the principal and interest was extended to March 31, 2003. In addition, the lender has agreed to accept reduced principal payments of $16,667 per month through March 31, 2003. The Company assumed this loan obligation in July 2001 in connection with its acquisition of MRM. We also have an outstanding bank line of credit (the "Bank Line of Credit") in the amount of $1,108,700 with the same lender. This Bank Line of Credit provides for interest at the prime rate, plus 2.75%, with borrowings based upon eligible accounts receivable as defined. The amount outstanding under the Bank Line of Credit exceeded the eligible borrowing base as of December 31, 2001, and the Company was in default under the credit agreement. As a result this facility is not available for use as of the filing date of this Form 10-K. We have agreed with the lender to pay down the Bank Line of Credit using 50% of proceeds from the sale of medical rental equipment, not pledged to other lenders, as such transactions occur. No amounts have been repaid from such sales as of December 31, 2002. The Bank Line of Credit has been extended to March 31, 2003. The Company intends to continue its renegotiation efforts with the lender in order to reach favorable repayment terms and conditions regarding these two bank credit facilities. No assurances can be given that these negotiations will be comleted on terms satisfactory to the Company, if at all.

         The Bank Line of Credit and Bank Term Loan prohibit the payment of cash dividends and require us to maintain certain levels of net worth and to generate certain ratios of cash flows to debt service. Notwithstanding the modified terms and conditions of the Bank Line of Credit and Bank Term Loan as discussed above, as of December 31, 2001, and the filing date of this Form 10-K, we were not in compliance with certain financial covenants of such agreements. As a result, we have classified all of the bank loan facilities as current liabilities in the accompanying balance sheet as of December 31, 2001.

         The Company had cash and cash equivalents of $482,165 at December 31, 2001. Cash provided by operating activities for the year ended December 31, 2001 was $274,116. Such amount primarily related to the inclusion in net loss of certain non-cash write-downs, including, write-down of investments of $2,306,428, impairment of charges of $4,420,129, depreciation and amortization of $1,117,661, compensation expense for the issuance of stock options of $525,891, offset by a net decrease in working capital. Cash provided from investing activities amounted to $150,662 due to net proceeds from the sale of investments of $30,000, and the proceeds from the sale of property and equipment of $355,411 offset by the purchase of property and equipment for $120,199 and cash paid to limited liability companies of $114,550. Cash used by financing activities of $693,453, was primarily the result of the pay down of debt obligations and related fees of $1,320,849, costs related to the acquisition of MRM of $335,856, all offset by borrowings of $387,832 and proceeds from the sale of common stock of $600,000.

         Our auditors have included an explanatory paragraph relating to our ability to continue as a going concern as of and for the year ended December 31, 2001, in their Report of Independent Certified Public Accountants included in our audited financial statements contained elsewhere in this report. For the year ended December 31, 2001, we incurred a net loss of $(9,720,221). Our accumulated deficit amounted to $(11,288,041) at December 31, 2001. Our auditors considered these factors, among others, to raise doubt about our ability to continue as a going concern. Recovery of our assets in the normal course of business is dependent upon future events, the outcome of which is indeterminable.

         We anticipate that our future liquidity requirements will arise from the need to finance our accounts receivable and inventories, and from the need to fund our current debt obligations and capital expenditure needs. The primary source of funding for such requirements will be cash generated from operations, raising additional capital from the sale of equity or other securities, borrowings under debt facilities and trade payables. However, there can be no assurances that we will have sufficient liquidity to fund our future operations or fulfill our restructured debt, lease and vendor obligations. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

RISK FACTORS

WE HAVE INCURRED LOSSES AND MAY CONTINUE TO INCUR LOSSES.

         We incurred a net loss of $(9,720,221) for the year ended December 31, 2001 due to a number of factors including impairment charges for property and equipment and goodwill of $4,420,129, a realized loss of on investments of $2,306,428 due to the permanent impairment of such investments and an increase in administrative and selling expenses as of result of our acquisition of MRM in July 2001. In addition, the report of our independent auditors for the year ended December 31, 2001 contains a going concern opinion as a result of continuing net losses, a deficiency in working capital as of December 31, 2001 and defaults under certain debt and lease agreements. These matters raise substantial doubt about our ability to continue as a going concern. While many of these losses were primarily attributed to the matters noted herein, there can be no assurances that we will achieve profitability in the future.

OUR CORE BUSINESS IN MOBILE SURGICAL SERVICES HAS BEEN VERY PRICE COMPETITIVE.

         The market for our services and equipment is highly competitive. Competitors often compete by lowering prices, thus impacting profit margins. We can provide no assurances that we will be successful (profitable) in a highly competitive market.

WE MAY NEED SUBSTANTIAL ADDITIONAL FINANCING TO ACHIEVE OUR STRATEGIC GOALS AND TO RETIRE DEBT.

         Much of our future growth depends upon our ability to expand our customer base and on our ability to acquire new technologies related to medical surgical equipment. Such endeavors will require additional capital resources. In addition, we will need to generate funds to meet our existing debt obligations, most of which was recently restructured. These initiatives may require us to raise significant sums of additional capital, which may or may not be available. We can provide no assurances that such financing will be available to us on satisfactory terms, if at all.

OUR BUSINESS IS SUBJECT TO ADVERSE CHANGES IN GOVERNMENT REGULATION.

         Many aspects of our business in delivering surgical equipment and related services may be impacted by changes in federal and state regulations. We could encounter difficulties in meeting the requirements of new or changing regulations.

WE MAY HAVE DIFFICULTIES IN ESTABLISHING SERVICE CAPABILITIES WITH NEW MEDICAL DEVICES UNRELATED TO OUR CURRENT BUSINESS.

         Establishing a market presence with new technologies may require us to build a new sales and support infrastructure. We may have difficulty hiring the appropriate personnel and establishing the necessary relationships for us to successfully penetrate any new market.

THERE MAY NOT BE AN ACTIVE TRADING MARKET FOR OUR STOCK.

         In the past, there has been an irregular and relatively illiquid public market for our common stock. Our common stock was removed from listing and trading on the OTC Electronic Bulletin Board due to the late filing of this Form 10-K. Our common stock trades periodically and on a limited basis in the Over-the-Counter Market. We intend to attempt to obtain a broker-dealer to file a new listing of our common stock on the OTC Electronic Bulletin Board or BBX Exchange, as the case may be. There can be no assurances that we will be successful in this regard nor can we provide assurance when and if, or to what extent, a more regular and/or liquid trading market may develop. This may make it difficult for you to sell your shares of our common stock.

THE PRICE OF OUR STOCK MAY FLUCTUATE

         The market price of our common stock may be as highly volatile, or more so, as the stock market in general or, for that of micro cap stocks, and the technology sector more specifically. Stockholders may have difficulty selling their common stock following periods of such volatility due to the market's adverse reaction to such volatility. Many of the factors leading to such volatility are well beyond our control and could include:

     o conditions and trends in our industry;
     o changes in the market valuation of companies similar to us;
     o actual or expected variations in our operating results;
     o announcements by us or our competitors of the development of new products or technologies or strategic alliances or acquisitions; and
     o changes in members of our senior management or other key employees.

         These and other factors may adversely affect the price of our common stock, regardless of its future operating results and we cannot assure you that our common stock will trade at prices similar to the stock of our competitors or other similar companies.

WE MAY EXPERIENCE QUARTERLY AND ANNUAL FLUCTUATIONS IN OUR OPERATING RESULTS IN THE FUTURE, WHICH MAKES OUR PAST PERFORMANCE AN UNRELIABLE INDICATION OF FUTURE PERFORMANCE.

         Our operating results may vary significantly from quarter to quarter and from year to year in the future. A number of factors, many of which are outside of our control, may cause these variations, including:

     o fluctuations in demand for our products and services;

     o the introduction of new products, services or technologies by competitors, entry of new competitors, pricing pressures and other competitive factors;

     o our ability to obtain and introduce new surgical equipment products, services and technologies in a timely manner;

     o the rate of market acceptance of any new surgical equipment products or services that we offer;

     o delays or reductions in customer orders of our products and services in anticipation of the introduction of new or enhanced products and services by our competitors or us;

     o our ability to control expenses;

     o the timing of regulatory approvals and changes in domestic and regulatory environments;

     o the level of capital spending of our customers;

     o costs related to acquisitions or alliances, if any; and

     o general economic conditions.

         Due to these and other factors, we believe that our operating results in future quarters and years may differ from expectations, and quarter-to-quarter and year-to-year comparisons of our past operating results may not be meaningful. You should not rely on our results for any quarter or year as an indication of future performance.

OUR INDUSTRY IS UNPREDICTABLE AND CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGES AND EVOLVING STANDARDS, AND, IF WE FAIL TO ADDRESS CHANGING MARKET CONDITIONS, OUR BUSINESS AND OPERATING RESULTS WILL BE HARMED.

         Our industry is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. Our equipment could quickly become obsolete due to new technological developments in medical devices. This could lead to a significant financial impact since most of our equipment is generally financed over a period of several years. Because this market is subject to rapid change, it is difficult to predict our potential size or future growth rate. Our success in generating revenues in this market will depend on, among other things:

     o maintaining and enhancing our relationships with customers;

     o the education of potential customers about the benefits of our products and services; and

     o our ability to accurately predict and obtain new products, services and technologies to meet industry standards.

         We cannot assure you that our expenditures for the acquisition of new products and technologies will result in their introduction or, if such products or technologies are introduced, that they or the related services will achieve sufficient market acceptance. We may need to expend significant resources to acquire new products and services in the future, which may adversely impact our profitability. However, the failure to make such expenditures to address rapid technological changes in the industry could adversely affect our business.

FAILURE TO SUCCESSFULLY COMPLETE AND MANAGE GROWTH STRATEGIES COULD ADVERSELY AFFECT OUR BUSINESS, PROFITABILITY AND GROWTH PROSPECTS.

         Part of our growth strategy may include acquisitions and alliances involving complementary products, services, technologies and businesses. If we are unable to overcome the potential problems and inherent risks related to such acquisitions and alliances, our business, profitability and growth prospects could suffer. Our ability to expand successfully through acquisitions and alliances depends on many factors, including our ability to identify appropriate prospects and negotiate and close transactions. Even if future acquisitions or alliances are completed:

     o we could fail to select the best acquisition or alliance partners;

     o we could fail to effectively plan and manage acquisition or alliance strategies;

     o management's attention could be diverted from other business concerns;

     o we could encounter problems integrating the acquired or allied operations, technologies or products; and

     o the acquisition or alliance could have adverse effects on our existing business relationships with suppliers and/or customers.

         Many companies compete for acquisition and alliance opportunities in our industry. Some of our competitors are companies that have significantly greater financial and management resources than us. This may reduce the likelihood that we will be successful in completing alliances necessary to the future success of our business.

         Anticipated growth in the number of employees and in sales, combined with the challenges of managing geographically dispersed operations, may place a significant strain on our management systems and resources. We expect that we will need to continue to improve our information technology systems, financial and managerial controls, reporting systems and procedures and continue to expand, train and manage our work force. The failure to effectively manage growth could disrupt our business and adversely affect our operating results.

IF WE LOSE SENIOR MANAGEMENT AND KEY EMPLOYEES ON WHOM WE DEPEND, OUR BUSINESS COULD SUFFER.

         Effective December 30, 2002, we entered into 18 month employment contracts with Bruce J. Haber and Louis Buther who are key employees of the Company. At such time as we are current in our filings under the Securities Exchange Act of 1934, as amended, Mr. Haber will become our Chief Executive Officer and Chairman of the Board and Mr. Buther will become our President. Management believes that our overdue reports on Form 10-Q for the quarters ended March 31, June 30 and September 30, 2002 will be filed on or about January 28, 2003, although no assurances can be given in this regard. Contemporaneously with Mr. Haber's joining us, we have hired Louis Buther as our new President. We believe that our future success will depend to a significant extent upon retaining the services of Messrs. Haber and Buther and other key employees. Our business could be materially and adversely affected if we lose the services of Messrs. Haber and Buther. We currently do not have "key-person" life insurance policies to cover the lives of Messrs. Haber and Buther or any other key employees. The ability to continue to attract and retain highly skilled personnel will be a critical factor in determining our future success. Competition for highly skilled personnel is intense and we may not be successful in attracting, assimilating or retaining qualified personnel to fulfill current or future needs. If we cannot recruit, train, retain and effectively manage key employees, our business, profitability and growth prospects could suffer.

SOME OF OUR PRODUCTS ARE COMPLEX IN DESIGN AND MAY CONTAIN DEFECTS THAT ARE NOT DETECTED UNTIL DEPLOYED BY CUSTOMERS, WHICH COULD INCREASE OUR COSTS AND REDUCE OUR REVENUES.

         Many of our products are inherently complex in design and require ongoing regular maintenance. As a result of the technical complexity of the equipment and certain fibers used in the delivery of our services, changes in our suppliers' manufacturing processes or the inadvertent use of defective or contaminated materials by such suppliers could result in a material adverse effect on our ability to achieve acceptable product reliability. To the extent that such product reliability is not achieved, we could experience, among other things:

     o damage to our business reputation;

     o loss of customers;

     o failure to attract new customers or achieve market acceptance;

     o diversion of resources; and

     o legal actions by customers.

         The occurrence of any one or more of the foregoing factors could seriously harm our business, our financial condition and results of operations.

WE FACE INTENSE COMPETITION.

         The surgical equipment rental and services industry is highly competitive. Our operations compete with services provided by numerous local, regional and national equipment and service providers. Certain of these competitors are larger or have greater financial resources than us. There can be no assurance that we will not encounter increased competition, which could have a negative impact on our business, results of operations or financial condition.

Forward-Looking Statements

            The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of our Company. Our Company and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in this report and other Company filings with the Securities and Exchange Commission and in our reports to stockholders. Statements which relate to other than strictly historical facts, such as statements about the Company's plans and strategies and expectations for future financial performance are forward-looking statements within the meaning of the Act. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "will" and other similar expressions identify forward-looking statements. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance, and speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. See Risk Factors for a discussion of events and circumstances that could affect our financial performance or cause actual results to differ materially from estimates contained in or underlying our forward-looking statements.

Item 7(a). Quantitative and Qualitative Disclosures about Market Risk.

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



Item 8.  Financial Statements and Supplementary Data.

Financial Statements

Quarterly Results

         The following table sets forth certain unaudited quarterly financial data for 2001 and 2000. In our opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth therein. The operating results for any one quarter are not necessarily indicative of results for any future period.

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

------------------------------------ ----------------------------------------------------------------------------------
                                                         Selected Quarterly Financial Information
                                                                        (Unaudited)
------------------------------------ ----------------------------------------------------------------------------------
                                                                       Quarter Ended
------------------------------------ --------------------- --------------------- ------------------ -------------------
                                     Period from Inception
                                     (March 8, 2000) to
                                     March 31, 2000 (1)    June 30, 2000 (1)     Sept. 30, 2000     Dec. 31, 2000
------------------------------------ --------------------- --------------------- ------------------ -------------------
Net revenues                         $       --            $       --            $       --         $       --
------------------------------------ --------------------- --------------------- ------------------ -------------------
Cost of good sold                            --                    --                    --                 --
                                        ----------------      ----------------      ------------      -------------
------------------------------------ --------------------- --------------------- ------------------ -------------------
Gross profit                                 --                    --                    --                 --
------------------------------------ --------------------- --------------------- ------------------ -------------------
Selling, general and
administrative                                 45,201             167,238              284,296           489,666
------------------------------------ --------------------- --------------------- ------------------ -------------------
Operating income (loss)                       (45,201)           (167,238)            (284,296)         (489,666)
------------------------------------ --------------------- --------------------- ------------------ -------------------
Other income (expenses):
------------------------------------ --------------------- --------------------- ------------------ -------------------
Realized loss on investment
securities                                    --                    --                   --             (709,703)
------------------------------------ --------------------- --------------------- ------------------ -------------------
Other income                                                                             --              128,284
                                        ----------------      ----------------      ------------      -------------
------------------------------------ --------------------- --------------------- ------------------ -------------------
Net income (loss)                    $         (45,201)     $     (167,238)      $    (284,296)     $ (1,071,085)
------------------------------------ --------------------- --------------------- ------------------ -------------------
Unrealized gain (loss) on
Investments                                  1,343,554          (2,456,663)           (661,564)         (267,722)
                                         ---------------       -------------         -----------       --------------
------------------------------------ --------------------- --------------------- ------------------ -------------------
Comprehensive income (loss)          $       1,298,353         $(2,623,901)     $     (945,860)      $ (1,338,807)
                                         ===============       =============         ===========       ==============
------------------------------------ --------------------- --------------------- ------------------ -------------------
INCOME (LOSS) PER
SHARE DATA:
------------------------------------ --------------------- --------------------- ------------------ -------------------
Basic and diluted loss                        NA                    NA           $       (0.02)     $      (0.02)
------------------------------------ --------------------- --------------------- ------------------ -------------------
Weighted average common
Shares outstanding                            NA                    NA              17,381,852         44,173,280
------------------------------------ --------------------- --------------------- ------------------ -------------------

(1) As discussed elsewhere in this Annual Report on Form 10K, Emergent Ventures, LLC completed its merger with Dynamic International, Ltd. in August 2000. Prior to that date there were no shares of common stock outstanding. See "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                         Quarter Ended    Quarter Ended     Quarter Ended     Quarter Ended
                                                        March 31, 2001    June 30, 2001     September 30,      December 31,
                                                              (2)               (2)            2001 (2)          2001 (1)
                                                              ---               ---            --------          --------

Net revenues                                            $    -               $ -              $ 2,769,622       $ 2,474,963
Cost of goods sold                                           -                 -                2,002,538         2,326,397

                                                        ----------------- ---------------- ----------------- -----------------
Gross profit                                                 -                 -                  767,084           148,566
General & administrative expense                             411,853           525,138            831,108         1,841,340
Impairment of property and equipment                                                                              3,732,223
Impairment of goodwill                                                                                              687,906
                                                        ----------------- ---------------- ----------------- -----------------
Loss from operations                                        (411,853)         (525,138)          (64,024)        (6,112,903)
Other Income (expense):
Realized gain (loss) on Investment securities               (687,500)         (783,075)         (930,396)            94,543
Interest expense                                             -                 -                (211,776)          (145,358)
Equity in net gain of investment in limited liability        -                 -                  24,098              2,675
companies
Gain on disposal of property and equipment                   -                 -                   1,483             44,088
Revaluation of property & equipment                          -                 -                -                  -
Other  (expense), net                                         33,219            15,851           (27,453)           (35,102)
                                                        ----------------- ---------------- ----------------- -----------------
Total other  (expense)                                      (654,281)         (767,224)       (1,144,044)           (39,154)
                                                        ----------------- ---------------- ----------------- -----------------
Loss before income taxes                                  (1,066,134)       (1,292,362)       (1,208,068)        (6,152,057)
Provision for income taxes                                   -                 -                -                    (1,600)
                                                        ----------------- ---------------- ----------------- -----------------
Net loss                                                $ (1,066,134)     $ (1,292,362)    $  (1,208,068)     $  (6,153,657)
                                                        ----------------- ---------------- ----------------- -----------------
Other comprehensive gain (loss), net of tax
   Unrealized gain (loss) on investment activities             3,105           133,834                               38,821
                                                        ----------------- ---------------- ----------------- -----------------
Reclassification adjustment for gains included
in net loss (2)                                                                                                     134,062
                                                        ----------------- ---------------- ----------------- -----------------
Comprehensive loss                                      $ (1,063,029)     $ (1,158,528)    $  (1,208,068)    $   (5,980,774)
                                                        ----------------- ---------------- ----------------- -----------------
LOSS PER SHARE DATA:                                    $ (0.02)          $ (0.03)         $ (0.02)          $ (0.12)
Net loss per share- basic & diluted
Weighted average number of common shares outstanding      44,173,280        44,173,280        49,501,000         49,998,000

(1) In connection with the acquisition of substantially all of the assets and liabilities of MRM in July 2001, Emergent recorded an excess of cost over the fair value of assets acquired of $3,420,862. In the fourth quarter, we recorded an expense of $687,906 in connection with the impairment of this asset. In addition, we recorded a net expense of $3,732,223 in connection with a review of property and equipment for impairment. Also, we increased the reserve for inventory obsolescence by $50,000 in December 2001, which is included in cost of goods sold.
(2) Certain reclassifications are reflected in the above quarterly data since the filing of such quarterly reports on Form 10-Q.

The report of the Independent Accountants, Financial Statements and Schedules are set forth beginning on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         On January 25, 2001 we dismissed Moore Stephens, P.C. ("MS") as our independent auditor. MS was the independent auditor for Dynamic International, Ltd. ("Dynamic") at the time of the merger with Emergent Ventures, LLC in August 2000. MS reported on Dynamic's financial statements for each of the two fiscal years ended April 30, 2000 and 1999, respectively (collectively, the "Prior Fiscal Years"). Such reports were each modified in their reference to the uncertainty of Dynamic's ability to continue as a going concern. Except for this reference, such reports did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles. For the period from August 2000 through January 25, 2001 (the "Interim Period") there were no disagreements ("Disagreements") between us and MS on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which Disagreement, if not resolved to the satisfaction of MS, would have caused MS to make reference to the subject matter of the Disagreement in connection with its reports for the Prior Fiscal Years. There were no "Reportable Events," as such term is defined in Item 304(A)(1)(v) of Regulation S-K, during either (i) the Prior Fiscal Years or (ii) the Interim Period. Subsequently, we engaged Arthur Andersen LLP ("AA") as our independent public accountants for our fiscal year ended December 31, 2000. We did not consult AA with respect to either (i) the Prior Fiscal Years,
(ii) the Interim Period with respect to either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (iii) any matter that was either the subject of a Disagreement or a Reportable Event.

      On March 5, 2002 AA notified us that AA was no longer our independent auditor and effectively resigned from such capacity. AA's report on our financial statements for the period from March 8, 2000 (the date of inception of Emergent Ventures LLC) to December 31, 2000 (collectively, the "Prior Fiscal Year"), did not contain an adverse opinion or disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope or accounting principles. The decision of AA to resign was not recommended or approved by our Board of Directors. There were no disagreements ("Disagreements") between us and AA during either (i) the Prior Fiscal Year, or (ii) the period January 1, 2001 through March 5, 2002 (the "Interim Period") on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which Disagreement, if not resolved to the satisfaction of AA, would have caused AA to make reference to the subject matter of the Disagreement in connection with its report for the Prior Fiscal Year. There were no "Reportable Events," as such term is defined in Item 304(A)(1)(v) of Regulation S-K, during either (i) the Prior Fiscal Year or (ii) the Interim Period. We have engaged Singer Lewak Greenbaum & Goldstein LLP ("SLGG") as our independent auditor for our fiscal year ended December 31, 2001. We did not consult SLGG with respect to either (i) the Prior Fiscal Year, (ii) the Interim Period with respect to either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (iii) any matter that was either the subject of a Disagreement or a Reportable Event.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

                  The names, ages and principal occupations of the Company's present directors, and the date on which their term of office commenced and expires, are listed below.


                                                       Term of Office    First Became
                Name                             Age                       Director      Principal Occupation

Daniel Yun........................                35        (1)              2000        Private Investor
Mark Waldron......................                35        (1)              2000        Chief Executive Officer
                                                                                         and President
Howard Waltman....................                70        (1)              2001        Private Investor
Matthew K. Fong, Sr...............                49        (1)              2001        President of Strategic
                                                                                         Advisory Group and Senior
                                                                                         Counsel with Sheppard,
                                                                                         Mullen, Richter & Hampton

------------------
(1) Directors are elected at the annual meeting of stockholders and hold office until the following annual meeting.

         Daniel Yun is Chairman of the Board and Mark Waldron is Chief Executive Officer and President of the Company. William M. McKay, who joined the Company in August 2002, is Chief Financial Officer, Secretary and Treasurer. The terms of all officers expire at the annual meeting of directors following the annual stockholders meeting. Officers serve at the pleasure of the Board and may be removed, either with or without cause, by the Board of Directors, and a successor elected by a majority vote of the Board of Directors, at any time.

         Daniel Yun became Chairman of the Board of the Company and has served in this capacity since August, 2000. Mr. Yun has also served as a director of its subsidiary, Medical Resources Management, Inc., since September 2000. Mr. Yun is Chairman of the board of Voyager Advisors, LLC, a Securities and Exchange Commission registered investment advisor. During approximately the past four years, Mr. Yun's principal occupation has been as a private investor. He has served as Manager of Emergent Capital Investment Management LLC since October 1998. Between May 1994 and August 1998, Mr. Yun served as vice president in charge of middle market derivatives at Lehman Brothers. Before joining Lehman Brothers, Mr. Yun was an associate in the fixed income division of Goldman, Sachs & Co. from 1993 to 1994. Upon graduating from the United States Military Academy at West Point with a Bachelor of Science in Economics, Mr. Yun was commissioned as a second lieutenant in the US Army, and was later appointed as a commanding officer in charge of 220 multinational soldiers in Korea. While in the army, Mr. Yun attended the Airborne, Air Assault and Ranger Schools, and obtained a Master in Public Administration from the University of Oklahoma. His professional publications include "Understanding Exotic Derivatives" in Controlling and Managing Interest Rate Risk, (ed. Robert Klein, Prentice Hall,
1996). Mr. Yun currently serves on the Rand Corporation Advisory Board.

         Mark Waldron has served as a director, Chief Executive Officer and President of the Company since August, 2000. Mr. Waldron has served as a director of Medical Resources Management, Inc. since September 2000. Between 1998 and 2001, Mr. Waldron's principal occupation was as a private investor. Mr. Waldron is a former vice president of J.P. Morgan in New York and was with the firm from June 1993 to June 1998. Mr. Waldron received his MBA from Northwestern University's Kellogg School of Management through the School's accelerated one-year program, where he attained Dean's List standing. Mr. Waldron was an Associate at Bankers Trust Company before attending business school, and received a B.A. with honors from the Richard Ivey School of Business at the University of Western Ontario. Mr. Waldron is a member of the Foreign Policy Association and MENSA, and is a citizen of Canada.

         Howard Waltman has served as a director of the Company since 2001. Since 2000, Mr. Waltman has acted as a private investor for a family limited liability corporation. Since 1986, Mr. Waltman has served as a director of Express Scripts, Inc. ("ESI"), and as its Chairman from 1986 to 2000. ESI was formed in 1986 as a subsidiary of Sanus, a company formed in 1983 by Mr. Waltman, who served as its Chariman of the Board from 1983 to 1987. Sanus was acquired by New York Life Insurance Company in 1987. ESI provides mail order pharmacy services and pharmacy claims processing services and was spun out of Sanus and taken public in June 1992. Mr. Waltman also founded Bradford National Corp. in 1968, which was sold to McDonnell Douglas Corporation in 1981. From 1996 to 2000, Mr. Waltman served as a director of Computer Outsourcing Services, Inc. Mr. Waltman is currently a director of a number of privately held companies.

         Matthew K. Fong, Sr. has served as a director of the Company since 2001. Mr. Fong has served as a senior counsel with Sheppard, Mullin, Richter & Hampton, a law firm with offices in both San Francisco and Los Angeles since 2000. Since 1999, he has served as President of Strategic Advisory Group of Industry, CA, a business strategy consulting company. Mr. Fong was the Republican candidate for the U.S. Senate in California in 1998, in which he ran against Democrat Senator Barbara Boxer. From 1995 to 1999, Mr. Fong was the Treasurer of the State of California. Mr. Fong holds a BS in International Affairs from the US Air Force Academy, an MBA from Pepperdine University, and a JD from Southwestern University.

          William M. McKay, age 48, has served as Chief Financial Officer of the Company since August 2002. From August 2000 to August 2002, he served as Chief Financial Officer and as a consultant for EV Global Motors Company, a privately held consumer products company. From December 1998 to July 2000 Mr. McKay served as Chief Financial Officer and Secretary for Internet Dynamics, Inc., a privately held software development company. From February 1998 to November 1998, he served as Chief Financial Officer for Koo Koo Roo, Inc., a publicly held food services company. From May 1995 to February 1998, Mr. McKay served as Chief Financial Officer and Secretary for View Tech, Inc., a publicly held technology company. Mr. McKay also has ten years of public accounting experience with Deloitte & Touche, where he last served as a senior manager in its audit department. Mr. McKay is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants, and holds a B.S. in business administration with an emphasis in accounting from the University of Southern California - Los Angeles.

         In 2001, Dr. Bernard Rineberg resigned from his position as a director of the Company. Upon the Company becoming current with all reports due under the Securities Exchange Act of 1934, as amended, which is anticipated to be on or before January 28, 2003, Bruce J. Haber has agreed to fill the vacancy in the Board of Directors and become a director of the Company and to serve as its Chairman of the Board and Chief Executive Officer through an Employment Agreement. Mr. Haber will be required to devote to the Company such time as is necessary for the performance of his duties. Contemporaneously, Louis Buther has agreed to serve as the Company's President and to devote his full working time to the affairs of the Company through an Employment Agreement. The biographies of Messrs. Haber and Buther are as follows:

         Bruce J. Haber, age 50, is currently President of BJH Management, LLC, a management firm specializing in turnaround consulting and private equity investments. From October 2001 until December 2002, Mr. Haber served on the Board of Directors of EB2B Commerce, Inc. a computer software company. From March 2002 to December 2002 Mr. Haber served as Chairman of the Board and as a turnaround consultant to EB2B. Mr. Haber was founder, President and CEO of MedConduit.com, Inc., a healthcare e-commerce B2B from 2000 to 2001. Mr. Haber served as Executive Vice President and a Director of Henry Schein, Inc. as well as President of their Medical Group from 1997 to 1999. From 1981 to 1997, Mr. Haber served as President, CEO and Director of Micro Bio-Medics, Inc., and Caligor Medical Supply Company which merged with Henry Schein in 1997. Mr. Haber holds a Bachelor of Science degree from the City College of New York and a Master of Business Administration from Baruch College in New York.

         Louis Buther, age 49, has served as an independent consultant since 2000. From 1997 through 2000, Mr. Buther was Senior Vice President of the Medical Division of Henry Schein, Inc. From 1983 to 1997, Mr. Buther served as Vice President of Micro Bio-Medics, Inc., and Caligor Medical Supply Company which merged with Henry Schein in 1997. Mr. Buther holds an Associates Art Science Degree in Chemistry from Bronx Community College and a Bachelor of Science Degree in Pharmacy from Long Island University.

Committees

         Prior to November 2001, the Company had no standing audit, nominating and compensation committees of the Board of Directors or committees performing similar functions.

         On November 1, 2001, the Company's Board established a Compensation Committee with Messrs. Waltman, Fong and Yun as its members. On November 1, 2001, the Company's Board also established an Audit Committee with Messrs. Waltman and Fong and Dr. Bernard Rineberg as its members. On December 19, 2002, the Board approved each of the following: (i) a resolution that upon the effective date of Mr. Bruce J. Haber becoming a director of the Company, the members of the Compensation Committee shall be changed to include Messrs. Haber, Waltman and Yun and (ii) a resolution reducing the number of Audit Committee members to two with Messrs. Waltman and Fong as its members.

         As required by the Securities and Exchange Commission, the Board of Directors intends to establish an audit committee charter for the committee with responsibilities to include, without limitation, the power to: (i) select the independent certified public accountant and determine its independence; (ii) satisfy itself on behalf of the board that the external and internal auditing procedures assure reliable and informative accounting and financial reporting;
(iii) have meetings with management, or with the auditors, or with both management and auditors, to review the scope of the auditor's examination, audit reports and our internal auditing procedures and reviews; (iv) monitor policies established to prohibit unethical, questionable, or illegal activities by those associated with us; (v) review the compensation paid to the auditors through annual audit and non-audit fees and the effect on the independence of the auditors in relation thereto, and to exercise the powers and authority of the Board of Directors to implement changes in connection with the foregoing or, at the Audit Committee's option, to make recommendations to the entire Board of Directors for its approval.; and (vi) otherwise comply with any other legal requirements established by the Securities and Exchange Commission, federal law and applicable state law.

Item 11.  Compensation of Directors and Executive Officers.

         The following table provides a summary compensation table with respect to the Company's Chief Executive Officer, Mark Waldron, its former Chief Executive officer of MRM, Richard Whitman, and its other three former executive officers who earned $100,000 or more in salaries and/or bonuses in 2001 from the Company (including its subsidiaries). During the past three fiscal years, the Company has not granted stock appreciation rights to its executive officers. In addition, the Company does not have a defined benefit or actuarial plan.

                           SUMMARY COMPENSATION TABLE


--------------------------------------------------- ----------------------------------------------------------------- --------------
                                                                         Long Term Compensation
-------------------------- -------- ---------------------------------------- ---------------------------- ----------- --------------
                                    Annual Compensation                      Awards                       Payouts
Name and                   Year     Salary     Bonus     Other Annual        Restricted      Number of    LTIP        All Other
Principal Position                  ($)        ($)       Compensation ($)    Stock           Options      Payout ($)  Compensation
                                                                             Award(s) ($)                             ($)
-------------------------- -------- ---------- --------- ------------------- --------------- ------------ ----------- --------------
                            2001    70,000        0           17,821(1)            0              0           0               0
Mark Waldron,                          (1)
CEO of the Company
                            2000        0         0              0                 0          3,700 (2)       0               0
                            1999        0         0              0                 0              0           0               0
-------------------------- -------- ---------- --------- ------------------- --------------- ------------ ----------- --------------
Richard Whitman,            2001     144,475      0              0                 0         127,049 (3)      0               0
Former CEO of MRM
                            2000     168,750      0              0                 0              0           0               0
                            1999        0         0              0                 0              0           0               0
-------------------------- -------- ---------- --------- ------------------- --------------- ------------ ----------- --------------
Kerry Bartlett,             2001     115,030      0              0                 0         55,500 (4)       0               0
former Vice President of
Sales of MRM
                            2000     135,201      0              0                 0              0           0               0
                            1999     108,440      0              0                 0              0           0               0
-------------------------- -------- ---------- --------- ------------------- --------------- ------------ ----------- --------------
Calvin Yee, former          2001     114,393      0              0                 0           500,000        0               0
Vice President of                                                                                (5)
the Company  and Chief
Operating Officer of MRM
                            2000        0         0              0                 0              0           0               0
                            1999        0         0              0                 0              0           0               0
-------------------------- -------- ---------- --------- ------------------- --------------- ------------ ----------- --------------
Al Guadagno,  former        2001     135,938      0              0                 0           148,000        0               0
Executive Vice President                                                                         (6)
and Chief Financial
Officer of MRM
                            2000     50,000       0              0                 0              0           0               0
                            1999        0         0              0                 0              0           0               0
-------------------------- -------- ---------- --------- ------------------- --------------- ------------ ----------- --------------


--------------
(1) Mr. Waldron did not receive a salary during 2001. However, pursuant to a consulting agreement entered into with Mr. Waldron in December 2002 the Company allocated $70,000 of fees provided for under the agreement to services performed by Mr. Waldron in 2001 as the Company's CEO for which he was not previously compensated. Such amount will be paid in 2003. In addition, the Company reimbursed Mr. Waldron $17,821 for his rent, automobile, automobile insurance, and relocation expenses incurred during 2001.

(2) Originally options to purchased 10,000 shares of Common Stock of MRM granted on September 25, 2000 and assumed by the Company pursuant to its Merger Agreement with MRM and now exercisable to purchase 3,700 shares at $.68 per share.

(3) Includes options to purchase 123,349 shares of the Company's Common Stock exercisable at $.50 per share and options to purchase 3,700 shares of the Company's Common Stock exercisable at $.68 per share, all of which were granted in connection with the Company's acquisition of MRM and the resulting exchange of option shares of MRM for option shares of the Company.

(4) Includes options to purchase 55,500 shares of the Company's Common Stock exercisable at $.68 per share granted in July 2001 in connection with the Company's acquisition of MRM and the resulting exchange of option shares of MRM for shares of the Company.

(5)      Represents non-statutory stock options issued in November 2001.

(6) Does not include ten-year non-statutory stock options to purchase 150,000 shares exercisable at $.01 per share granted in December 2002 pursuant to a Termination Agreement dated August 2002. Includes options to purchase 148,000 shares at an exercise price of $.68 per share granted in July 2001 in connection with the Company's acquisition of MRM and the resulting exchange of option shares of MRM for option shares of the Company.

Consulting Agreement with BJH Management, LLC

         On October 15, 2001, the Company entered into a consulting agreement (the "Consulting Agreement") with BJH Management, LLC ("BJH"), a New York based company, to act as a consultant to the Company for an initial three-month period, which the parties verbally agreed to extend to December 31, 2002. Pursuant to the Consulting Agreement, BJH assigned Bruce J. Haber and Louis Buther to assist the Company with strategic decisions, and day-to-day operations. As compensation for its services, the Company paid BJH a monthly fee of $25,000, plus reimbursement of reasonable and necessary business expenses, subject to prior approval by the Company's Board of Directors. The Consulting Agreement provided for a bonus in the form of a 12.5% equity interest in the Company, on a post-funding basis, if the Company raised a minimum of $1 million in equity capital by the conclusion of the consulting period, or if the Company concluded that it no longer required any or all such additional equity as a result of a debt restructuring on terms acceptable to the Company. Further, BJH was entitled to receive such bonus if either of Messrs. Haber or Buther chose to accept an executive position with the Company after the completion of a funding transaction or debt restructuring. If no such positions were accepted, then the equity participation would have been reduced to 7.5%. In the event the Company was sold within a six-month period commencing on October 22, 2001, BJH would have been entitled to a 10% equity interest.

Stock Issuance Agreement with BJH Management, LLC

         The Company has determined that BJH, through its efforts in renegotiating and restructuring of certain of the Company's outstanding debt obligations with key creditors, had satisfied a significant portion of the Company's funding and liquidity needs. In addition, Messrs. Haber and Buther have agreed to join the Company as executive officers as set forth in the "Employment Agreements "between the Company and Bruce J. Haber and Louis Buther as described below. Therefore, pursuant to the terms of a Stock Issuance Agreement and as additional consideration for agreeing to enter into the Employment Agreements, the Company agreed to issue to BJH 11,502,970 shares of common stock, which is equal to 17.5% of the fully diluted common shares outstanding as of December 20, 2002 (the "Initial Shares"). The fully diluted common shares outstanding is defined as the outstanding shares of the Company plus the number of shares issuable upon exercise of options/warrants that are exercisable at $.25 or less.

         The Stock Issuance Agreement also provides for the following: On or before January 31, 2004, provided that (i) that the Employment Agreements is then still in full force and effect on December 31, 2003 (the "Anniversary Date"), and (ii) during the period commencing on January 1, 2003 and ending on the Anniversary Date (the "One-Year Period"), the Company has sold additional shares of Common Stock or Common Stock equivalents (exclusive of any shares of Common Stock issued pursuant to the exercise or conversion, as the case may be, of options, warrants, convertible debt or other derivative securities outstanding on the date hereof), BJH shall have the right (the "Anti-Dilution Right") to purchase from the Company, at a purchase price of $.005 per share, additional shares of Common Stock (the "Additional Shares"), such that, upon the purchase of such Additional Shares, BJH's ownership interest in the Company, on a fully diluted basis, after the purchase of any such Additional Shares, when aggregated with the Initial Shares, equals 17 1/2 % of the Company on a fully diluted basis as of the Anniversary Date, provided, however, that such Anti-Dilution Right shall only apply to up to $2,000,000 of actual Equity Issuances (meaning stock or common stock equivalents sold for cash consideration in a private placement or public offering) closed by the Company during the One Year Period. For the avoidance of doubt, it is expressly understood and agreed by the parties that the foregoing Anti-Dilution Right only applies to the first $2,000,000 (or such lesser amount) of Equity Issuances actually closed by the Company during the One Year Period. Consequently, in the event and to the extent that the Company effects Equity Issuances during the One Year Period in excess of $2,000,000, BJH's ownership interest in the Company will be diluted accordingly. Should the Employment Agreements be terminated prior to the Anniversary Date, any Additional Shares acquired by BJH prior to the Anniversary Date shall be forfeited and BJH, simultaneously with the termination of such Employment Agreements, shall be required to sell such Additional Shares back to the Company at the same price paid for the Additional Shares by BJH.

         The Stock Issuance Agreement also provides that the shares acquired by BJH from the Company may not be sold, transferred, assigned, pledged, encumbered or otherwise disposed of for a period of 12 months from the execution of the Stock Issuance Agreement except in the case of a change in control of the Company or to Messrs. Haber or Buther and/or their immediate family members as defined in the Agreement. The Stock Issuance Agreement also provides for certain piggy-back registration rights to register the shares for resale with the Securities and Exchange Commission and notice provisions of at least 30 days before the initial filing of the Registration Statement with the Commission.

         The Company paid BJH consulting fees and reimbursable expenses of $69,355 and $439,975 for the period ended December 31, 2001, and the period from January 1, 2002 to December 31, 2002, respectively..

Employment Agreements with Bruce J. Haber and Louis Buther

           Effective December 30, 2002, the Company has entered into Employment Agreements (the "Employment Agreements") with Bruce J. Haber and Louis Buther for an initial term of 18 months subject to an automatic annual renewal unless terminated 90 days prior to the end of the term of these Agreements. Pursuant to the Agreements, effective upon the Company being current with all reports to be filed under the Exchange Act of 1934, as amended, which is expected to occur on or about January 28, 2003. Mr. Haber will serve as the Company's Chief Executive Officer and will be elected to the Company's Board of Directors, initially as Chairman and Mr. Buther will serve as its President. Messrs. Haber and Buther will perform the duties customary for an executive of such rank with a public company. Messrs. Haber and Buther will be based in New York City and are not required to relocate without each person's respective consent. Mr. Haber will not be required to devote his full-time to the Company, but will be required to devote such time as is necessary for the performances of his duties. Mr. Buther will be required to devote his full business time to the Company.

         For Mr. Haber's services, he will receive an annual base compensation of $175,000 (the "Haber Base Salary") payable in semi-monthly installments or otherwise in accordance with Company policies. For Mr. Buther's services, he will receive annual base compensation of $161,000 (the "Buther Base Salary"), payable in semi-monthly installments or otherwise in accordance with Company policies. In addition, in the event that pre-tax profits before Management's bonuses are at least $1,035,000 for a calendar year, then Messrs. Haber and Buther shall receive a bonus of $50,000 each, increasing to $75,000 each, if pre-tax profits are $1,150,000 plus 6% each of pre-tax profits over $1,150,000. Such bonus, if earned, will be paid within 30 days after the end of each fiscal year end of the Company. The Company will reimburse Messrs. Haber and Buther for all ordinary and necessary business expenses incurred in connection with the performance of their duties and responsibilities. Messrs. Haber and Buther shall be entitled to indemnification for any claim or lawsuit, which may be asserted against them when acting in a capacity for the Company or any subsidiary or affiliated business. Messrs. Haber and Buther shall also be entitled to participate in officers and directors liability insurance maintained by the Company and any subsidiary or affiliated business.

         The Employment Agreements provide that all proprietary information inventions and trade secret information of the Company shall belong exclusively to the Company, including all patents, copyrights and other rights in connection therewith. At all times, both during the term of the Employment Agreements and after termination thereof for any reason whatsoever, Messrs. Haber and Buther agree to keep in strict confidence and trust all proprietary information and that they will not use or disclose any proprietary information except as may be necessary in the ordinary course of performing their duties under the Services Agreements. All inventions and invention ideas developed by Messrs. Haber and Buther in connection with their Employment Agreements shall belong to the Company as its sole property and each person grants to the Company an assignment of all right, title and interest pertaining thereto. During the term of the Employment Agreements and for a period of six months thereafter, Messrs. Haber and Buther and BJH agree that they will not (i) directly or indirectly engage in or become interested in any business enterprise which is engaged in the current business of the Company, other than a maximum ownership interest of 5% of any publicly traded company that is in the current business of the rental of surgical equipment to healthcare providers; (ii) directly or indirectly participate for their own benefit in the solicitation of any business of any type conducted by the Company from any person or entity which was a client or customer of the Company during the term of the Services Agreements; or (iii) directly or indirectly recruit for employment, or induce or seek to cause such person to terminate his or her employment with the Company, any person who is then an employee of the Company or was an employee of the Company during the preceding six months, provided that the foregoing shall not apply to the recruiting for employment of Messrs. Haber and Buther and Fran Barr. The Employment Agreements provide for termination of the Agreements for cause after giving notice to Messrs. Haber and/or Buther or if they violate the restrictive covenants, they are found to have committed an act of fraud, embezzlement, or theft against the property or personnel of the Company or convicted of a felony or other criminal conduct that would be expected to materially adversely affect the Company's business, prospects, results of operations or financial condition. The Employment Agreements may be terminated by the Company upon the death or 12-month disability of Messrs. Haber or Buther or without cause by giving written notice.. Messrs. Haber and/or Buther may also terminate their respective Employment Agreements at any time by giving 30 days prior written notice to the Company. In all such cases, Messrs Haber and Buther shall be entitled to receive their earned and unpaid base salary and Milestone Bonuses earned and unpaid through the effective date of termination. In the case of termination without cause, Mr. Haber shall be entitled to receive an amount equal to 50% of the then current annual Haber Base Salary and reasonably incurred expenses through the termination date. Mr. Buther shall be entitled to receive an amount equal to the unpaid Buther Base Salary through the termination date of his Employment Agreement. Upon termination of the Employment Agreement for cause, Haber/Buther shall immediately resign as a director of the Company unless otherwise agreed to by the Company and Messrs. Haber and Buther.

Consulting Agreement with Mark Waldron

         On December 30, 2002, the Company entered into a non-exclusive Consulting Agreement (the "Waldron Consulting Agreement" or "Agreement") with JIMA Management LLC and Mark Waldron for the period from January 15, 2003 to September 15, 2003. JIMA Management LLC agrees to provide the Company with the non-exclusive services of Mr. Waldron as may be required by the Company from time-to-time during the term of the agreement. Mr. Waldron's consulting services will include advising the Company on commercial strategies, management and operations, and assisting the Company with identifying and pursuing suitable business opportunities. Pursuant to the Agreement, JIMA Management LLC will be paid $10,000 per month. Such fees will also compensate JIMA Management LLC for services provided by Mr. Waldron during the term of this agreement as well as services provided to the Company and expensed on the Company's books and records for the period from July 1, 2001 to March 31, 2002 during which time Mr. Waldron served as the Company's Chief Executive Officer and did not receive a salary. The Waldron Consulting Agreement also provides for certain piggy-back registration rights to have his Common Stock registered for sale with the Securities and Exchange Commission and notice provisions of at least 30 days before the initial filing of the registration statement with the Commission.

         In the first three months of 2002, Mr. Waldron did not receive a salary, but received payment of his rent, automobile and automobile insurance as benefits from the Company. Between April 2002 and January 2003, MRM was paying him a salary at the monthly rate of $12,500 and has discontinued all other benefits described above, except a monthly auto allowance.

         The Company expensed fees of $70,000 and $10,000 as of December 31, 2001 and March 31, 2002, respectively, in connection with services provided under the Waldron Consulting Agreement. The Company will expense the remaining fees of $10,000 due under the Agreement in 2003.

Other Agreements

         In August 2000, MRM entered into a two-year employment arrangement with Al Guadagno, its Executive Vice President and Chief Financial Officer. The principal terms of this arrangement are an annual base compensation of $150,000, an annual bonus based upon performance, and the issuance of non-qualified stock options at the inception of the arrangement. In addition, the arrangement provided that, if Mr. Guadagno is terminated, he will then be entitled to receive severance compensation through August 2002. The Company notified Mr. Guadagno that his contract would not be renewed in August 2002.

         In January 2000, MRM entered into a three-year employment contract with Richard Whitman, MRM's former Chairman, President and Chief Executive Officer. This contract provided for an annual base compensation of $180,000, an annual bonus based upon performance, and the issuance of non-qualified stock options of MRM at the inception of the contract (equal to 10% of the fully diluted shares outstanding at the inception of this contract). In addition, the contract provided that, if Mr. Whitman is terminated prior to the end of the contract, he will then be entitled to receive compensation through the end of the contract. Pursuant to an agreement dated August 20, 2001, as amended November 30, 2001. Mr. Whitman, the Company and MRM agreed as follows:

o                 To terminate the January 2000 Agreement;
o To retain Mr. Whitman as a non-exclusive consultant for the Company and MRM in the area of business development, fund raising and corporate development through January 9, 2003;
o To pay Mr. Whitman a salary at the annual rate of $187,200 between October 1, 2001 and December 31, 2001 and thereafter at the rate of $8,000 per month;
o The Company shall pay Mr. Whitman $31,650 (in 24 equal installments), which amount represents the difference between the amounts that he will have been paid to September 30, 2001 pursuant to his original employment contract and the compensation to which he was entitled to be paid to September 30, 2001.
o Reaffirm Mr. Whitman's right to receive stock options and registration rights in accordance with the January 2000 Agreement as adjusted to give effect to the conversion ratio applied to other MRM stockholders.
o For Mr. Whitman to convert his $60,000 note into 237,874 shares of the Company's Common Stock with registration rights subject to a lock-up agreement until August 15, 2002.

         Pursuant to a Settlement Agreement dated November 26, 2002, Mr. Richard Whitman and the Company entered into an agreement whereby the Company agreed to pay Mr. Whitman $25,000 upon the execution of this agreement and an additional $17,000 on or before March 31, 2003 (less payroll deductions) in full satisfaction of all monies then due and owing to him. If timely payments are not made, then the Company would owe him $213,000 less any payments made under their Settlement Agreement. The Settlement Agreement also included Mr. Whitman's waiver of registration rights effective immediately.

         MRM has adopted a defined contribution retirement plan, which qualifies under Section 401(k) of the Internal Revenue Code. This Plan covers substantially all employees with over one year of service. MRM makes an annual election to provide matching contributions of up to 15% of each participant's deferral up to a maximum of 6% of compensation. Effective January 2000, MRM elected to suspend any matching contributions. Except for MRM's 401(k) Plan, the Company has no other annuity, pension, or retirement benefits for its employees.

Directors' Compensation

         Directors do not presently receive compensation for serving on the Board or on its committees other than the grant of stock options. Depending on the number of meetings and the time required for the Company's operations, the Company may decide to compensate its directors in the future.

2002 Employee and Consulting Compensation Plan

        On April 1, 2002, the Company established an Employee Benefit and Consulting Compensation Plan (the "2002 Plan") covering 13,000,000 shares. In the event that stockholder approval is not obtained by April 1, 2003, then all outstanding Incentive Stock Options granted under the 2002 Plan shall become Non-Statutory Stock Options and no Incentive Stock Options could be thereafter granted under the 2002 Plan.

Administration

         Our Board of Directors, Compensation Committee or both, in the sole discretion of our Board, administer the 2002 Plan. The Board, subject to the provisions of the 2002 Plan, has the authority to determine and designate officers, employees, directors and consultants to whom awards shall be made and the terms, conditions and restrictions applicable to each award (including, but not limited to, the option price, any restriction or limitation, any vesting schedule or acceleration thereof, and any forfeiture restrictions). The Board may, in its sole discretion, accelerate the vesting of awards. The Board of Directors must approve all grants of Options and Stock Awards issued to our officers or directors.

Types of Awards

        The 2002 Plan is designed to enable us to offer certain officers, employees, directors and consultants of us and our subsidiaries equity interests in us and other incentive awards in order to attract, retain and reward such individuals and to strengthen the mutuality of interests between such individuals and our stockholders. In furtherance of this purpose, the 2002 Plan contains provisions for granting incentive and non-statutory stock options and Common Stock Awards.

         Stock Options. A "stock option" is a contractual right to purchase a number of shares of Common Stock at a price determined on the date the option is granted. The option price per share of Common Stock purchasable upon exercise of a stock option and the time or times at which such options shall be exercisable shall be determined by the Board at the time of grant. Such option price shall not be less than 100% of the fair market value of the Common Stock on the date of grant (110% of the fair market value in the case of Incentive Stock Options granted to any 10% or greater stockholders). The option price must be paid in cash, money order, check or Common Stock of the Company. Non-Statutory Stock Option may also contain at the time of grant, at the discretion of the Board, certain other cashless exercise provisions.

         Options shall be exercisable at the times and subject to the conditions determined by the Board at the date of grant, but no option may be exercisable more than ten years after the date it is granted. If the Optionee ceases to be an employee of our company for any reason other than death, any incentive stock option exercisable on the date of the termination of employment may be exercised for a period of thirty days or until the expiration of the stated term of the option, whichever period is shorter. In the event of the Optionee's death, any incentive stock option exercisable at the date of death may be exercised by the legal heirs of the Optionee from the date of death until the expiration of the stated term of the option or six months from the date of death, whichever event first occurs. In the event of disability of the Optionee, the Incentive Stock Options shall expire on the stated date that the Option would otherwise have expired or 12 months from the date of disability, whichever event first occurs. The termination and other provisions of a non-statutory stock option shall be fixed by the Board of Directors at the date of grant of each respective option.

         Common Stock Award. "Common Stock Award" are shares of Common Stock that will be issued to a recipient at the end of a restriction period, if any, specified by the Board if he or she continues to be an employee, director or consultant of us. If the recipient remains an employee, director or consultant at the end of the restriction period, the applicable restrictions will lapse and we will issue a stock certificate representing such shares of Common Stock to the participant. If the recipient ceases to be an employee, director or consultant of us for any reason (including death, disability or retirement) before the end of the restriction period unless otherwise determined by the Board, the restricted stock award will be terminated.

Eligibility

         Our officers, employees, directors and consultants of Emergent Group and our subsidiaries are eligible to be granted stock options, and Common Stock Awards. Eligibility shall be determined by the Board; however, all Options and Stock Awards granted to officers and directors must be approved by the Board.

Termination or Amendment of the 2002 Plan

         The Board may at any time amend, discontinue, or terminate all or any part of the 2002 Plan, provided, however, that unless otherwise required by law, the rights of a participant may not be impaired without his or her consent, and provided that we will seek the approval of our stockholders for any amendment if such approval is necessary to comply with any applicable federal or state securities laws or rules or regulations.

Awards

         During 2002 we granted options to purchase 10,556,880 shares of our Common Stock under the 2002 Plan. The options are exercisable at $.01 per share (except for 80,000 options exercisable at $.05 per share and 80,000 options exercisable at $.20 per share), 1,389,271 of which have been terminated as a result of employees terminating their employment with the Company. Unless sooner terminated, the 2002 Plan will expire on March 31, 2012 and no awards may be granted after that date. Unless stockholder approval of the 2002 Plan is obtained by April 1, 2003, all incentive stock options granted under the 2002 Plan shall become non-statutory stock options.

         It is not possible to predict the individuals who will receive future awards under the 2002 Plan or the number of shares of Common Stock covered by any future award because such awards are wholly within the discretion of the Board. The table below contains information as of December 31, 2002 on the known benefits provided to certain persons and group of persons under the 2002 Plan.


   ----------------------------------------------------- ---------------- ----------------- -----------------------
                                                            Number of         Range of       Value of unexercised
                                                         Shares subject    exercise price     options at Dec. 31
                                                           to Options      ($) per Share           2002(1)

                    Name and Position
   ----------------------------------------------------- ---------------- ----------------- -----------------------
   Mark Waldron,
   President and Chief Executive Officer                       -0-              -0-                 -0-
   ----------------------------------------------------- ---------------- ----------------- -----------------------
   William M. McKay, Chief Financial Officer             1,200,000             .01                  (1)
   ----------------------------------------------------- ---------------- ----------------- -----------------------
   Two Executive Officers
   As a group                                            1,200,000             .01                  (1)
   ----------------------------------------------------- ---------------- ----------------- -----------------------
   Three  Non-Employee
   Directors as a group                                  2,000,000             .01                  (1)
   ----------------------------------------------------- ---------------- ----------------- -----------------------
   Non-Executive Officer
   Employees and Consultants                             5,967,609             .01                  (1)
   ----------------------------------------------------- ---------------- ----------------- -----------------------

-----------
(1) Value is normally calculated by multiplying (a) the difference between the market value per share at year end and the option exercise price by
        (b) the number of shares of Common Stock underlying the option. Due to the limited and sporadic trading of the Company's Common Stock at year end, no value is given to the options as of December 31, 2002.


        2001 Stock Option Plan

         On November 1, 2001, we adopted a 2001 Stock Option Plan, subject to stockholder approval, similar to our 2002 Plan except that the 2001 Plan which covers 8,000,000 shares does not provide for the direct issuance of stock and it has no cashless exercise provisions. The Company granted options to purchase 970,000 shares under the 2001 Plan Exercisable at $1.00 per shares, 395,000 of which have been terminated as a result of employees terminating their employment with the Company. Since stockholder approval was not obtained on or before November 1, 2002, all incentive stock options granted under the Plan have automatically become non-statutory stock options and the Board is limited to granting non-statutory stock options under the Plan. The Board of Directors has no plans to issue any additional options under the 2001 Plan and on December 19, 2002, it approved a resolution reducing the number of authorized options under the Plan to 585,000 shares of Common Stock, representing the number of outstanding options under the Plan as of that date. The exercisability of options outstanding under the 2001 Plan is subject to stockholder approval.

MRM Stock Option Plan

         In September 1996, MRM adopted the 1996 Stock Incentive Plan ("1996 Plan") to allow officers, employees and certain non-employees to receive certain options to purchase common stock and to receive grants of common stock subject to certain restrictions. Under the Plan, regular salaried employees and directors may be granted options exercisable at not less than 100% of the fair market value of the shares at the date of grant. The exercise price of any option granted to an optionee who owns stock possessing more than 10% of the voting power of all classes of common stock of MRM must be 110% of the fair market value of the common stock on the date of grant, and the duration may not exceed five years. Options generally become exercisable at a rate of one-third of the shares subject to option on each of the first, second and third anniversary dates of the grant. The duration of options may not exceed ten years. A maximum number of 1,500,000 shares of MRM's common stock were issuable under the Plan.

         In February 2000, MRM adopted the 2000 Stock Incentive Plan ("2000 Plan") to allow officers, employees and certain non-employees to receive certain options to purchase common stock and to receive grants of common stock subject to certain restrictions. Under the 2000 Plan, regular salaried employees, including directors, who are full time employees, may be granted options exercisable at not less than 100% of the fair market value of the shares at the date of grant. The exercise price of any option granted to an optionee who owns stock possessing more than 10% of the voting power of all classes of common stock of MRM must be 110% of the fair market value of the common stock on the date of grant, and the duration may not exceed five years. Options generally become exercisable at a rate of one-third of the shares subject to option on each of the first, second and third anniversary dates of the grant. The duration of options may not exceed ten years. A maximum number of 2,500,000 shares of common stock were issuable under the 2000 Plan.

         Pursuant to the Merger Agreement between the Company and MRM in July 2001, each outstanding MRM stock option automatically became an option in shares of the Company's common stock, on the same terms and conditions as were applicable under such MRM option, to purchase the same number of shares of the Company's common stock as the holder of MRM would have been entitled to receive pursuant to the merger had such holder exercised such option in full immediately prior to the effective time of the merger at a price per share (rounded up to the nearest whole cent) equal to (y) the aggregate exercise price for the shares of MRM otherwise purchasable pursuant to the MRM option divided by (z) the number of full shares of the Company's common stock deemed purchasable pursuant to such MRM option in accordance with the foregoing. At July 6, 2001, the effective time of the merger, Emergent assumed MRM outstanding options to purchase 564,786 shares of Emergent's Common Stock at exercise prices ranging from $.68 per share to $4.05 per share. Of the 564,786 options, 51,375 are currently outstanding as of December 31, 2002 and none have been exercised. The Company does not intend to grant any more options under the MRM plans.

                               OPTION GRANTS TABLE

         The information provided in the table below provides information with respect to individual grants of stock options during 2001 of each of the executive officers named in the summary compensation table above. The Company did not grant any stock appreciation rights during 2001.

                        Option Grants in Last Fiscal Year

                                        Individual Grants                                                     Potential
                                                                                                         Realizable Value at
                                                                                                            Assumed Annual
                                                                                                         Rates of Stock Price
                                                                                                             Appreciation
                                                                                                         for Option Term (2)
        Name             Options       (c)% of Total       Exercise Price      Expiration Date        5% ($)          10% ($)
                       Granted (#)   Options/Granted to        ($/Sh)
                                    Employees in Fiscal
                                          Year (1)
M. Waldron                0 (3)                0                   N/A                 N/A               N/A              N/A
A. Guadagno              129,500             5.8                  .68                8/15/10           47,915          119,140
A. Guadagno               18,500              .8                  .68                3/15/11            6,845           17,020
R. Whitman               123,349             5.5                  .50                1/9/10            34,538           83,877
R.Whitman                  3,700              .2                  .68               11/16/09            1,184            3,404
K. Bartlett               45,621             2.0                  .68                2/24/10           16,880           49,271
K. Bartlett                7,400              .3                  .68                5/24/09            2,368            6,808
K. Bartlett                2,479              .1                  .68               10/25/08              694            1,611
C. Yee                   500,000            22.3                  .01               12/31/04           40,000           50,000
N/A - Not Applicable.
-------------

(1) The percentage of total options granted to employees in fiscal year is based upon options granted to officers, directors and employees.

(2) The potential realizable value of each grant of options assumes that the market price of the Company's Common Stock appreciates in value from the date of grant to the end of the option term at annualized rates of 5% and 10%, respectively, and after subtracting the exercise price from the potential realizable value.

(3) Does not include options granted by MRM in September 2000 and assumed by the Company in July 2001 pursuant to a Merger Agreement. Mr. Waldron has options to purchase 3,700 shares exercisable at $.68 per share.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION VALUES

         The information provided in the table below provides information with respect to each exercise of stock option during 2001 by each of the executive officers named in the summary compensation table and the fiscal year end value of unexercised options.

           (a)                  (b)             (c)                 (d)                         (e)

                                                                                              Value of
                                                                 Number of                  Unexercised
                              Shares                            Unexercised                 In-the-Money
                            Acquired on                            Options at                 Options
                             Exercise         Value              FY-End (#)                 at Fy-End($)
                           (     #   )       Realized           Exercisable/                Exercisable/
          Name                                ($)(1)            Unexercisable             Unexercisable(1)
          ----            -----------------   ------      -     -------------             ----------------
Mark Waldron                    -0-            -0-               3,700/ -0-                  -0- / -0-
Al Guadagno                     -0-            -0-              148,000/ -0-                 -0- / -0-
Richard Whitman                 -0-            -0-              127,049/ -0-                 -0- / -0-
Kerry Bartlett                  -0-            -0-              55,500/ -0-                  -0- / -0-
Calvin Yee                      -0-            -0-              500,000/ -0-              20,000/   -0-

(1) The aggregate dollar values in column (c) and (e) are calculated by determining the difference between the fair market value of the Common Stock underlying the options and the exercise price of the options at exercise or fiscal year end, respectively. In calculating the dollar value realized upon exercise, the value of any payment of the exercise price is not included. Fiscal year end value based upon a market price of $.05 per share determined as of the close of business on December 28, 2001, the last reported sale before the end of our 2001 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         As of December 31, 2002, the Company had outstanding 64,917,803 shares of Common Stock. The only persons of record who presently hold or are known to own (or believed by the Company to own) beneficially more than 5% of the outstanding shares of such class of stock is listed below. The following table also sets forth certain information as to holdings of the Company's Common Stock of all officers and directors individually, and all officers and directors as a group.

------------------------------------------------------------- ------------------------------- ------------------------

          Name and Address of Beneficial Owner (1)                   Number of Common         Approximate
                                                                          Shares              Percentage
------------------------------------------------------------- ------------------------------- ------------------------
Daniel Yun
375 Park Avenue, Suite 3607
New York, NY 10152                                              11,472,036 (2)                         17.7
------------------------------------------------------------- ------------------------------- ------------------------
Mark Waldron
932 Grand Central Avenue
Glendale, CA 91201                                              10,247,377 (3)                         15.8
------------------------------------------------------------- ------------------------------- ------------------------
Howard Waltman
140 Deerfield
Tenafly, NJ 07670                                             3,453,355 (4)                             5.1
------------------------------------------------------------- ------------------------------- ------------------------
Matthew Fong and Paula Fong
13191 Crossroads Parkway, Suite 285
Industry, CA 91746                                            1,000,000 (5)                             1.5
------------------------------------------------------------- ------------------------------- -------------------------
William M. McKay
932 Grand Central Avenue
Glendale, CA 91201                                            240,000 (6)                                *
------------------------------------------------------------- ------------------------------- -------------------------
Bruce J. Haber
c/o BJH Management, LLC
145 Huguenot Street, Suite 405
New Rochelle, NY  10801                                       6,573,126(7)                             10.1
------------------------------------------------------------- ------------------------------- -------------------------
Louis Buther
205 Ridgefield Avenue
South Salem, NY 10590                                          4,929,844(7)                             7.6
------------------------------------------------------------- ------------------------------- -------------------------
All current and proposed  executive  officers and  directors
as a group (seven) persons                                    37,910,568 (8)                           54.8
------------------------------------------------------------- ------------------------------- -------------------------
Adventure Capital LLC
525 North Broadway, Suite 210
White Plains, NY 10603                                             5,737,247 (9)                        8.8
------------------------------------------------------------- ------------------------------- -------------------------

(*) Represents less than 1% of the outstanding shares of the Company's Common Stock.

(1) All shares are directly owned, and the sole investment and voting power is held, by the persons named unless otherwise noted.

(2) Includes 1,233,334 shares owned by Emergent Capital L.P., which Mr. Yun has sole voting and disposition power, 700,000 shares gifted to 17 persons and options to purchase 3,700 shares.

(3)      Includes options to purchase 3,700 shares.

(4) Includes 453,255 shares owned by his family in the name of The THW Group LLC, over which shares Mr. Waltman exercises voting and investment control and options to purchase 3,000,000 shares, exercisable within 60 days of the filing date of this Form 10-K.

(5) Includes options to purchase 1,000,000 shares which are exercisable within 60 days of the filing date of this Form 10-K.

(6) Represents options to purchase shares of the Company's Common Stock which are exercisable within 60 days of the filing date of this Form 10-K.

(7) BJH Management LLC is a company owned by Mr. Bruce J. Haber. BJH beneficially owns 11,502,970 shares of Common Stock of the Company. Of the 11,502,970 shares, 6,573,126 shares are owned by Mr. Haber and 4,929,844 shares are owned by Louis Buther. BJH Management has the right to receive additional securities of the Company under certain circumstances as described in Item 11 with 57.1% allocated to Mr. Haber and 42.9% allocated to Mr. Buther. This table gives effect to the transfer of all of BJH's shares to Messrs. Haber and Buther as if these transfers were completed as of December 31, 2002.

(8)      See footnotes (2) through (5) above.

(9)      Controlled by Paul Wasserman.

Voting Agreement

         During December 2002, the Company's former Chairman of the Board, Mr. Daniel Yun and former Chief Executive Officer, Mr. Mark Waldron entered into a Voting Agreement (the "Voting Agreement"), whereby they agreed to vote all of their common stock in unison. However, to the extent that Messrs. Yun and Waldron do not agree on any particular matter, then each of them shall vote their shares of common stock in a manner consistent with the recommendation of the majority of the Company's Board of Directors. The Voting Agreement terminates on the earlier of five years from the effective date, or upon the sale of such shares by Messrs. Yun or Waldron to a non-related or unaffiliated party.

         The Company does not know of any arrangement or pledge of its securities by persons now considered in control of the Company that might result in a change of control of the Company.

Item 13. Certain Relationships and Related Transactions.

MRM Transactions

         In April 2000, MRM borrowed $100,000 from Edward Whitman, the father of MRM's former Chairman, President and Chief Executive Officer. This loan was in the form of a note payable to Mr. Whitman and bore interest at a rate of 10% per annum, with interest payable monthly and principal originally due in full in April 2001 but subsequently extended to April 2002. In addition, Mr. Whitman received 50,000 non-qualified stock options with an exercise price of $0.025 per share at the time that the loan proceeds were received by MRM, which resulted in deemed compensation of $28,000 in the aggregate. The terms and conditions of this loan was believed to be the same as would be offered to an independent third party by MRM.

         In September 2000, MRM sold 6,666,666 shares of its common stock for $0.30 per share, or an aggregate of $2.0 million. Emergent Capital L.P. purchased 3,333,333 of these shares for $1.0 million.

         During November and December 2000, MRM issued $60,000 in convertible subordinated debt to Richard Whitman, an affiliate of MRM. This instrument bore interest at the rate of 8% per annum, originally was to mature three months from date of issuance but subsequently was extended and was converted into 237,874 shares of Emergent's stock. Between November 2000 and May 10, 2001, MRM received $515,000 of loans from the Emergent, which were convertible into 5,150,000 shares of MRM Common Stock.

         In December 2000, MRM sold 1,333,333 shares of its common stock. These shares were sold at a price of $0.30 per share, with minimal offering expenses comprised of mostly legal expenses, and resulted in net proceeds of $400,000.

         On May 7, 2001, MRM borrowed $100,000 from Edward Whitman and issued a promissory note convertible into MRM Common Stock. On November 4, 2002, the Company entered into a Settlement Agreement with Edward Whitman pursuant to which it agreed to pay Mr. Whitman $20,000 upon the execution of the agreement and an additional $20,000 on or before March 31, 2003 and to issue 370,000 shares of the Company's common stock in full settlement of all outstanding obligations, including, but not limited to, a $100,000 convertible promissory note issued on May 7, 2001 and a $100,000 promissory note which originated in April 2000.

         Allen Bonnifield, a founder and former significant stockholder of MRM, has executed personal guarantees for certain of MRM's leases and to a bank for its current bank loan facility.

         During the year ended December 31, 2001, the Company transferred $227,013 of property and equipment to a related party, for which the Company recorded a receivable in like amount. This is included in "Due from Related Parties, Net" on the accompanying consolidated balance sheet. For a description of the related party, see "Investments In Limited Liability Companies."

Emergent Group Inc. Transactions

                  Reference is made to "Item 1" for a discussion of an equity transfer and spin-off of assets to Dynamic International Ltd. and the former members of Emergent Ventures, LLC's acquisition of control of Dynamic Ltd.

 Emergent's Acquisition of MRM

         Reference is made to "Item 1" for a discussion of the Company's July 2001 acquisition of MRM.

Transactions with BJH Management LLC, Bruce J. Haber and Louis Buther

         Reference is made to Item 11 for a description of transactions between the Company, BJH, Bruce J. Haber and Louis Buther.

Consulting Agreement with Mark Waldron

         Reference is made to Item 11 for a description of the Company's Consulting Agreement with Mr. Waldron.

Loans from Shareholders to the Company and Transactions Between the Company and Emergent Capital Investment Management, LLC.

         From March 2001 through September 2001, Mark Waldron and Daniel Yun loaned Emergent Ventures and the Company $1,045,123. The loans were issued as Demand Notes with an interest rate of 10% per annum. Since the Company's inception in March 2000 through September 2001, the Company has engaged in numerous transactions with Emergent Capital Investment Management, LLC ("ECIM"). The Company and ECIM were related parties due to common ownership of both entities. Daniel Yun and Mark Waldron were the sole members of ECIM and the beneficial owners of 22,718,383 common shares of the Company, representing 43.0% of the Company's outstanding shares as of September 30, 2001. These related party transactions have been disclosed in the Company's Notes to the Consolidated Financial Statements. The transactions between the Company and ECIM consist of loans, the reimbursement of expenses and the sale of assets. As of December 31, 2000, ECIM owed the Company $467,519. As of September 30, 2001, the balance owed by ECIM to the Company increased to a total of $1,045,123. The majority of this increase was due to the sale, from the Company to ECIM, of fixed assets and security deposit associated with the Company's New York office. The fixed assets consisted of leasehold improvements, furniture and office equipment totaling $191,504, net of depreciation, and a security deposit of $208,272. The Company decided to sell these assets given the move of its corporate headquarters from New York to California. The Company has agreed to sell to ECIM, at cost net of depreciation, a remaining $84,917 in office equipment.

         As of September 30, 2001, the Company owed a principal amount of $1,045,123 to Messrs. Yun and Waldron, as described above, and ECIM, an entity owned by Messrs. Yun and Waldron, owed the Company $1,045,123, as described above. Effective September 30, 2001, Messrs. Yun and Waldron and the Company agreed to offset the principal and accrued interest on the loans owned to Messrs. Yun and Waldron, against the amount owed by ECIM to the Company

Other Transactions

         On January 10, 2000, the Company entered into an agreement with Tahoe Carson Management Consulting ("Tahoe"), which is managed by Allen Bonnifield, the founder of MRM, pursuant to which it was to receive a monthly fee of $16,633 per month. On August 20, 2001, the Company entered into a revised agreement with Tahoe for Tahoe to provide consulting services to the Company in exchange for $6,000 per month from September 1, 2001 to January 9, 2003 plus the options described in the preceding paragraph. Other than two payments of $6,000 that were made subsequent to August 20, 2001, the Company was in arrears for the payment of these consulting fees totaling approximately $232,035. In December 2002, the Company entered into a Settlement Agreement with Tahoe pursuant to which the Company agreed to pay Tahoe $35,000 as follows: $10,000 on or before December 18, 2002, $12,500 on or before March 31, 2003 and $12,500 on or before June 30, 2003 and to issue options to purchase 150,000 shares of Common Stock exercisable at $.01 per share through December 2012.

         In July, 2001, the Company sold 3,000,000 shares of its Common Stock for $600,000 to a non-affiliated person, who became the owner of 5.68% of the Company's outstanding shares of Common Stock.

         On November 1, 2001, the Board of Directors approved two-year consulting agreements with Howard Waltman and Paula Fong. Pursuant to these agreements, Mr. Waltman and Mrs. Fong were to provide certain consulting services to the Company in exchange for the grant of options described in the paragraph below. These agreements were terminated by the Board in December 2002, thereby fully vesting the options granted to them. On the same date, the Board also approved an employment agreement with Calvin Yee. Mr. Yee is no longer employed by the Company. However, Mr. Yee received options granted in connection with the employment contract which are described in the paragraph below.

         On November 1, 2001, the Company's Board of Directors approved the grant of options to purchase 1,500,000 shares to Howard Waltman, exercisable at $.20 per share until December 31, 2004. On the same date, the Board approved the grant of 500,000 options to Paula Fong, exercisable at $.20 per share. Of the 500,000 options, one-half became exercisable on September 1, 2002 and the balance of the options will become exercisable on September 1, 2003. These 500,000 options expire on December 31, 2004. Also, on November 1, 2001, the Board approved the grant of options to purchase 500,000 shares to Calvin Yee, formerly a vice president of the Company and chief operating officer of MRM, and warrants to purchase 500,000 shares to Patterson Travis, Inc., exercisable at $.01 per share until December 31, 2004. On November 1, 2001, Martin Stein, Esq. received options to purchase 200,000 shares with one-half exercisable at $.01 per share and the balance at $.20 per share and expiring December 31, 2004. On November 1, 2001, the Board ratified the grant of options to Rick Friedman to purchase 988,436 shares at $.01 per share, with 329,000 becoming exercisable on July 1, 2002, an additional 329,000 becoming exercisable on July 1, 2003 and the balance of the options becoming exercisable on July 1, 2004 and expiring December 31, 2004. All the foregoing options and warrants were not granted under a Stock Option Plan.

         On November 1, 2001, the Board granted 50,000 options to Medical Marketing Group, 25,000 options to Board Partners, 100,000 options to Amy Lai, 10,000 options to Vanessa Quintana, 150,000 options to Tahoe, 100,000 options to George Morvis, and 50,000 warrants to Cura Capital. The foregoing grants were at exercise prices ranging from $.01 per share to $1.00 per share with various exercise and vesting dates and, for the most part, with options/warrants expiring in 2004. All of the foregoing options and warrants were not granted under a Stock Option Plan.

         On November 1, 2001, the Company also granted to 61 employees of MRM options to purchase 1,070,000 shares of the Company's Common Stock at $1.00 per share. These options expire no later than December 31, 2005 under the Company's 2001 Stock Option Plan. All of these options terminate 90 days after the grantee ceases to perform services to the Company.

         In November 2001, the Company entered into an Employment Contract with Calvin Yee, its former Vice President, and Chief Operating Officer of MRM. The agreement called for a base salary of $125,000 per year and options to purchase 500,000 shares of the Company's Common Stock at $.01 per share, which options expire on December 31, 2004. In 2002, this agreement was terminated and Mr. Yee retained his options.

         On November 1, 2001, the Board of Directors adopted a resolution which states as follows: "RESOLVED, that no further related party transaction between the Company and Daniel Yun ("Yun"), Mark Waldron ("Waldron"), or any other entity in which Yun or Waldron are directors, principals or shareholders shall be authorized without prior approval of a majority of outside, or non-interested, members of the Board of Directors."

         On May 21, 2002, the Company granted options to purchase 6,195,880 shares of the Company's Common Stock to employees/consultants of the Company at an exercise price of $.01 per share. These options were granted under the Company's 2002 Stock Option Plan and have a term of 10 years.

         On September 4, 2002, the Company terminated the services of Al Guadagno, who served as MRM's chief financial officer. MRM agreed to continue his salary and benefits through November 12, 2002 and medical benefits, but in no event after March 7, 2003. Mr. Guadagno agreed to terminate his 625,395 incentive stock options granted under the 2002 Stock Option Plan and to receive in its place, options to purchase 150,000 shares also exercisable at $.01 per share at any time between May 21, 2003 and May 20, 2012 in accordance with the 2002 Stock Option Plan.

         Effective December 30, 2002, the Company granted options to purchase 4,361,000 shares of the Company's Common Stock to employees/consultants of the Company at an exercise price of $.01 per share. These options were granted under the Company's 2002 Stock Option Plan and have a term of 10 years. On the same date, the Company approved the grant of warrants to purchase 30,000 shares of Common Stock, exercisable at $.01 per share through February 28, 2005 to a non-affiliated person in connection with debt forgiveness of $3,100.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

        (a)(1)(2)       Financial Statements and Financial Statement Schedules.

     A list of the Financial Statements and Financial Statement Schedules filed as a part of this Report is set forth in Item 8, and appears at Page F-1 of this Report, which list is incorporated herein by reference.

        (a)(3)          Exhibits

Number   Exhibit           Description
------   --------          -------------

2.1 Agreement and Plan of Reorganization and Merger, dated as of January 23, 2001, among MRM, Registrant and MRM Acquisition Inc. (1)
2.2      Agreement to transfer equity dated August 10, 2000. (3)
3.1      Articles of Incorporation of Registrant. (5)
3.2      Amendment to Articles of Incorporation.(5)
3.3      By-laws of Registrant.(5)
9.1      Voting Trust Agreement between Daniel Yun and Mark Waldron(4)
10.1     Consulting Agreement dated October 15, 2001 with BJH Management LLC.(4)
10.2     Stock Issuance Agreement dated December 30, 2002 with BJH Management
          LLC.(4)
10.3     Employment Agreement dated December 30, 2002 with Bruce J. Haber.(4)
10.4     Employment Agreement dated December 30, 2002 with Louis Buther.(4)
10.5 Consulting Agreement dated December 30, 2002 with JIMA Management LLC and Mark Waldron.(4)
10.6 Consulting Agreement dated September 1, 2001 with Howard Waltman, which was terminated by the Company on December 19, 2002.(4)
10.7 Consulting Agreement dated September 1, 2001 with Paula Fong, which was terminated by the Company on December 19, 2002.(4)
10.8     Facility Lease - Glendale, California(4)
10.9     Settlement Agreement with Al Guadagno. (4)
10.10    Settlement Agreement with Richard Whitman.(4)
10.11 Consulting Agreements and Settlement Agreement with Tahoe Carson Management Consulting.(4)
10.12 Employment Agreement - Calvin Yee, approved by the board on November 1, 2001. (4)
10.13    Engagement Letter - William M. Mckay (4)
11.1 Statement re: computation of per share earnings (see consolidated financial statements and notes thereto).
21.1     Subsidiaries of Registrant listing the state or other jurisdiction of each subsidiary other than subsidiaries which would not constitute a significant subsidiary in Rule 1-02(w) of Regulation S-X. (5)
99.1     2002 Stock Option Plan.(4)
99.2     2001 Stock Option Plan.(4)
--------------------------------------------------------------------------------
(1) Filed as an exhibit to the Registrant's Current Report on Form 8-K, dated January 29, 2001, and incorporated herein by reference

(2) Filed as an exhibit to the Registrant's Form 10-K for its fiscal year ended December 31, 2000.
(3) Incorporated by reference to the Registrant's Form 8-K - August 31, 2000 (date of earliest event).
(4)      Filed herewith.
(5) Incorporated by reference to the Registrant's Form S-4 Registration Statement filed May 8, 2001.

The following exhibits were filed or incorporated by reference in Medical Resources Management, Inc.'s Form 10-KSB or Form 10-KSB/A for its fiscal year ended October 31, 2000. The exhibits referenced therein are incorporated by reference into the Registrant's Form 10-K.

  Exhibit                                 Exhibit Description
  Number

3.1         Articles of Incorporation and Amendments thereto. (1)
3.2         By-Laws of the Registrant. (1)
10.1 Copy of a Warrant Agreement and Warrant issued between November 1996 and March 1997 to investors in the Registrant's Private Placement.
            (1)
10.2        Registrant's 1996 Stock Incentive Plan. (1)
10.3 Equipment Note Loan and Security Agreement dated April 24, 1997 between the Registrant and LINC Capital Management, a division of LINC Capital, Inc. (1)
10.4 Collateral Note No. 1 dated April 28, 1997 between the Registrant and LINC Capital, Inc. (1)
10.5 Lease Modification Agreement dated April 24, 1997 between Pulse Medical Products, Inc. and LINC Capital Management, a division of LINC Capital, Inc. (1)
10.6 Warrant Purchase Agreement dated April 24, 1997 between the Registrant and LINC Capital Management, a division of LINC Capital, Inc. (1)
10.7 Warrant to Purchase Shares of Common Stock dated April 24, 1997 between the Registrant and LINC Capital Management, a division of LINC Capital, Inc. (1)
10.8 Amendment to Warrant Agreement--Class A Redeemable Warrant, dated September 26, 1999. (5)
10.9        Amendment to Warrant Agreement--Class B Redeemable Warrant, dated
10.10 Loan Agreement dated March 30, 1999 between Physiologic Reps and Santa Monica Bank. (5)
10.11       Promissory Note dated March 30, 1999 between Physiologic Reps and
10.11 Promissory Note dated March 30, 1999 between Physiologic Reps and Santa Monica Bank (Line of Credit). (5)
10.12 Promissory Note dated March 30,1999 between Physiologic Reps and Santa Monica Bank (Term Loan). (5)

10.13       Registrant's 2000 Stock Incentive Plan. (7)
10.14 Agreement and Plan of Reorganization and Merger among Medical Resources Management, Inc., Emergent Group Inc. and MRM Acquisition, Inc. dated as of January 23, 2001. (6)
10.15 Employment Contract between the Registrant and Richard Whitman, Chairman, President and CEO dated January 10, 2000. (7)
21.0        Subsidiaries of the Registrant. (7)

(1) Exhibit filed with Registrant's Form 10-SB on May 16, 1997 and incorporated by reference herein.
(2) Exhibit filed with Registrant's Form 10-QSB for the quarter ended July 31, 1997 and incorporated by reference herein.
(3) Exhibit filed with Registrant's Form 10-KSB for the fiscal year ended October 31, 1997 and incorporated by reference herein.
(4) Exhibit filed with Registrant's Form 10-QSB for the quarter ended January 31, 1998 and incorporated by reference herein.
(5) Exhibit filed with Registrant's Form 10-KSB for the fiscal year ended October 31, 1999 and incorporated by reference herein.
(6)  Exhibit filed with Registrant's Form 8-K filed on January 31, 2001.
(7) Exhibit filed with Registrant's Form 10-KSB or 10-KSB/A for the fiscal year ended October 31, 2000 and incorporated by reference herein.

         (b)               Reports on Form 8-K.

     No Reports on Form 8-K were filed or required to be filed during the quarter ended December 31, 2001. However, a Form 8-K was filed in March 2002 to report the resignation of Arthur Andersen LLP, our then independent auditors, and the hiring of Singer Lewak Greenbaum Goldstein LLP as our new independent auditors.

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                               CONSOLIDATED FINANCIAL STATEMENTS
                                        FOR THE YEAR ENDED DECEMBER 31, 2001 AND
              FOR THE PERIOD FROM MARCH 8, 2000 (INCEPTION) TO DECEMBER 31, 2000

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                                                        CONTENTS
                                                               December 31, 2001

--------------------------------------------------------------------------------


                                                                                                        Page

INDEPENDENT AUDITOR'S REPORT                                                                            F1 - F2

CONSOLIDATED FINANCIAL STATEMENTS

       Consolidated Balance Sheets                                                                      F3 - F4

       Consolidated Statements of Operations and Comprehensive Loss                                       F5

       Consolidated Statements of Shareholders' Equity                                                    F6

       Consolidated Statements of Cash Flows                                                            F7 - F9

       Notes to Consolidated Financial Statements                                                      F10 - F35

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders
Emergent Group, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheet of Emergent Group, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emergent Group, Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations since its inception and has an accumulated deficit of $11,288,041 at December 31, 2001. In addition, as detailed in Note 10, the Company is in default on a majority of its debt obligations at December 31, 2001. Furthermore, a significant portion of the Company's debt is due during the year ended December 31, 2002. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
    SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
May 24, 2002, except
   for Notes 17 and 19,
   as to which to the date
   is January 20, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS - THIS IS A COPY OF ARTHUR ANDERSEN LLP'S REPORT DATED MARCH 23, 2001 AND THIS REPORT HAS NOT BEEN RE-ISSUED BY ARTHUR ANDERSEN LLP.

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


                                           /s/ ARTHUR ANDERSEN LLP
                                               ARTHUR ANDERSEN LLP

New York, NY
March 23, 2001

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                                     Consolidated Balance Sheets
                                                                    December 31,

  ASSETS
-------------------------------------------------------------------------------------------------------------------
                                                                                  2001                2000
                                                                                  ----                ----
Current assets
     Cash                                                                            $ 482,165           $ 750,840
     Accounts receivable, net of allowance for doubtful
         accounts of $60,253                                                         1,455,034                   -
     Due from related parties, net                                                      38,268             467,519
     Investment securities                                                             267,427           3,217,730
     Inventory, net                                                                    544,895                   -
     Prepaid expenses                                                                  206,432              24,969
     Income tax receivable                                                               4,830                   -
     Assets held for sale                                                            1,939,171                   -
                                                                                  ------------        ------------
            Total current assets                                                     4,938,222           4,461,058

Equity investment in limited liability companies                                        55,521                   -
Property and equipment, net                                                          2,000,198             305,795
Goodwill, net of accumulated amortization of $102,468
     and $27,778, respectively                                                       2,880,488             222,222
Deposits                                                                                86,674             195,672
Finance fees, net of accumulated amortization
     of $125,959                                                                       174,086                   -
                                                                                  ------------        ------------
Total assets                                                                      $ 10,135,189         $ 5,184,747
                                                                                  ============        ============

   The accompanying notes are an integral part of these financial statements.

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                                     Consolidated Balance Sheets

                                                                    December 31,


                   LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                  2001                2000
                                                                                  ----                ----

Current liabilities
     Book overdraft                                                                  $ 146,427                 $ -
     Line of credit                                                                  1,108,700                   -
     Current portion of capital lease obligations                                    1,726,295                   -
     Current portion of notes payable                                                1,773,107                   -
     Convertible note payable                                                          100,000                   -
     Accounts payable                                                                  943,093             121,837
     Accrued expenses                                                                  978,184                   -
                                                                                  ------------        ------------

         Total current liabilities                                                   6,775,806             121,837

Capital lease obligations, net of current portion                                    1,183,393                   -
Notes payable, net of current portion                                                1,701,405                   -
                                                                                  ------------        ------------

            Total liabilities                                                        9,660,604             121,837
                                                                                  ------------        ------------

Commitments and contingencies

Shareholders' equity
     Preferred stock, $0.001 par value, non-voting
         10,000,000 shares authorized
         no shares issued and outstanding                                                    -                   -
     Common stock, $0.001 par value
         100,000,000 shares authorized
         53,044,821 and 44,173,280 shares issued and
            outstanding                                                                 53,045              44,173
     Additional paid-in capital                                                     13,442,154           8,628,952
     Accumulated other comprehensive loss                                           (1,732,573)         (2,042,395)
     Accumulated deficit                                                           (11,288,041)         (1,567,820)
                                                                                  ------------        ------------

                Total shareholders' equity                                             474,585           5,062,910
                                                                                  ------------        ------------

 Total liabilities and shareholders' equity                                       $ 10,135,189         $ 5,184,747
                                                                                  ============        ============

   The accompanying notes are an integral part of these financial statements.

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                    Consolidated Statements of Operations and Comprehensive Loss
                                        For the year ended December 31, 2001 and
              for the period from March 8, 2000 (Inception) to December 31, 2000


                                                                                                          For the
                                                                                                        Period from
                                                                                For the                March 8, 2000
                                                                               Year Ended             (Inception) to
                                                                              December 31,             December 31,
                                                                                  2001                     2000
                                                                                  ----                     ----

Revenue                                                                           $ 5,244,585                 $ -
Cost of goods sold                                                                  4,328,935                   -
                                                                                    ----------           ----------

Gross profit                                                                          915,650                   -
Selling, general, and administrative expenses                                       3,609,439              986,401
Impairment of property and equipment                                                3,732,223                   -
Impairment of goodwill                                                                687,906                   -
                                                                                    ----------           ----------

Loss from operations                                                               (7,113,918)            (986,401)
                                                                                    ----------           ----------

Other income (expense)
     Realized loss on investment securities                                        (2,306,428)            (709,703)
     Interest expense                                                                (357,134)                  -
     Equity in net gain of investment in limited liability
         companies                                                                     26,773                   -
     Gain on disposal of property and equipment                                        45,571                   -
     Other income (expense), net                                                      (13,485)             128,284
                                                                                    ----------           ----------

            Total other income (expense)                                           (2,604,703)            (581,419)
                                                                                    ----------           ----------

Loss before provision for income taxes                                             (9,718,621)          (1,567,820)
Provision for income taxes                                                              1,600                   -
                                                                                    ----------           ----------

Net loss                                                                           (9,720,221)          (1,567,820)
Other comprehensive gain (loss), net of tax
     Unrealized gain (loss) on investment securities                                  175,760           (2,042,395)
     Reclassification adjustment for gains included
         in net loss                                                                  134,062                   -
                                                                                    ----------           ----------

Comprehensive loss                                                                $(9,410,399)         $(3,610,215)
                                                                                  ============         ============

Basic and diluted loss per share                                                      $ (0.19)             $ (0.04)
                                                                                      ========             ========

Weighted-average shares outstanding                                                48,350,262           41,557,789
                                                                                   ===========         ============

   The accompanying notes are an integral part of these financial statements.

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                  Consolidated Statements of Shareholders Equity
                                        For the year ended December 31, 2001 and
              for the period from March 8, 2000 (Inception) to December 31, 2000

                                                                                           Accumulated
                                                                                              Other
                                                                             Additional     Compre-
                                                        Common Stock          Paid-In       hensive       Accumulated
                                                    Shares      Amount        Capital         Loss          Deficit       Total
                                                    ------      ------        -------         ----          -------       ------

Balance, March 8, 2000 (inception) .........           --   $       --    $       --      $       --     $      --     $       --
Capital contribution by members ............                                 7,500,000                                   7,500,000
Contribution of investment securities
    by a member ............................                                 1,173,125                                   1,173,125
Recapitalization of capital accounts as
    a results of Dynamic International,
    Ltd. Transfer ..........................     44,173,280       44,173       (44,173)                                   --
Unrealized loss on investment securities ...                                                (2,042,395)                 (2,042,395)
Net loss ...................................                                                              (1,567,820)   (1,567,820)
                                               ------------ ------------  ------------    ------------   -----------   ------------

Balance, December 31, 2000 .................     44,173,280       44,173     8,628,952      (2,042,395)   (1,567,820)     5,062,910
Issuance of common stock
    In connection with the acquisition of
      MRM, Inc. ............................      5,633,667        5,634     3,239,358                                    3,244,992
    For cash ...............................      3,000,000        3,000       597,000                                      600,000
    In exchange for the conversion of a note
      payable ..............................        237,874          238        59,762                                       60,000
Issuance of options in connection with
    the acquisition of MRM, Inc. ...........                                   316,191                                      316,191
Compensation expense to employees
    relating to stock options granted below
    the fair market value ..................                              $     75,000                                 $     75,000
Compensation expense to non-employees
    relating to stock options granted below
    the fair market value ..................                                   525,891                                      525,891
Realized loss on investment securities .....                                              $    134,062                      134,062
Unrealized gain on investment securities ...                                                   175,760                      175,760
Net loss ...................................                                                             $ (9,720,221)   (9,720,221)
                                               ------------ ------------  ------------    ------------   -----------   ------------

        Balance, December 31, 2001 .........     53,044,821 $     53,045  $ 13,442,154    $ (1,732,573)  $(11,288,041) $    474,585
                                               ============ ============  ============    =============  ============= ============

   The accompanying notes are an integral part of these financial statements.

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                           Consolidated Statements of Cash Flows
                                        For the year ended December 31, 2001 and
              for the period from March 8, 2000 (Inception) to December 31, 2000

                                                                                                     For the
                                                                                                   Period from
                                                                                 For the          March 8, 2000
                                                                                Year Ended        (Inception) to
                                                                               December 31,        December 31,
                                                                                   2001                2000
                                                                                   ----                ----
Cash flows from operating activities
     Net loss                                                                       $(9,720,221)       $(1,567,820)
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities, net of
         effect of acquisition with MRM, Inc.
            Gain on disposal of property and equipment                                  (45,571)                 -
            Realized loss on investment securities                                    2,306,428            709,703
            Depreciation and amortization of property and
                equipment                                                             1,117,661             33,844
            Equity in net gain of investment in limited liability
                companies                                                               (26,773)                 -
            Amortization of finance fees                                                 23,726
            Impairment of property and equipment                                      3,732,223
            Impairment of goodwill                                                      687,906
            Amortization of goodwill                                                     74,690             27,778
            Compensation expense to non-employees for
                issuance of stock options below the fair
                market value                                                            525,891                  -
            Compensation expense to employees for stock
                options issued below the fair market value                               75,000                  -
            Allowance for doubtful accounts                                               3,415                  -
            (Increase) decrease in
                Accounts receivable                                                   1,404,318                  -
                Due from related parties                                               (901,769)          (467,519)
                Inventory                                                               392,575                  -
                Prepaid expenses                                                       (122,616)           (24,969)
                Income tax receivable                                                    (4,830)          (195,672)
                Deposits                                                                (74,947)                 -
            Increase in
                Accounts payable                                                        653,206            121,837
                Accrued expenses                                                        169,804                  -
                Deferred taxes                                                            4,000                  -
                                                                                       ---------       ------------

Net cash provided by (used in) operating activities                                     274,116         (1,362,818)
                                                                                       ---------       ------------

   The accompanying notes are an integral part of these financial statements.

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                           Consolidated Statements of Cash Flows
                                        For the year ended December 31, 2001 and
              for the period from March 8, 2000 (Inception) to December 31, 2000

                                                                                                     For the
                                                                                                   Period from
                                                                                 For the          March 8, 2000
                                                                                Year Ended        (Inception) to
                                                                               December 31,        December 31,
                                                                                   2001                2000
                                                                                   ----                ----
Cash flows from investing activities
     Proceeds from the sale of marketable securities                                  $ 650,000                $ -
     Purchase of marketable securities                                                 (620,000)        (5,046,703)
     Cash paid to limited liability companies                                          (114,550)                 -
     Purchase of property and equipment                                                (120,199)          (339,639)
     Proceeds from the sale of property and equipment                                   355,411                  -
                                                                                       --------         -----------

Net cash provided by (used in) investing activities                                     150,662         (5,386,342)
                                                                                       --------         -----------

Cash flows from financing activities
     Transaction costs in connection with the acquisition
         of MRM, Inc.                                                                  (335,856)                 -
     Net change in book overdraft                                                       (24,580)                 -
     Payments for loan fees                                                             (68,550)                 -
     Net changes in line of credit                                                       87,626                  -
     Proceeds from notes payable                                                        300,206                  -
     Payments on notes payable                                                         (888,130)                 -
     Payments on capital lease obligations                                             (364,169)                 -
     Proceeds from sale of common stock                                                 600,000                  -
     Capital contribution by members                                                         -           7,500,000
                                                                                       --------         -----------

Net cash provided by (used in) financing activities                                    (693,453)         7,500,000
                                                                                       --------         -----------

Net increase (decrease) in cash                                                        (268,675)           750,840

Cash, beginning of period                                                               750,840                  -
                                                                                       --------         -----------

Cash, end of period                                                                  $  482,165         $  750,840
                                                                                       ==========         =========

Supplemental disclosures of cash flow information

     Interest paid                                                                   $  156,583         $        -
                                                                                       ==========         =========

   The accompanying notes are an integral part of these financial statements.

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                           Consolidated Statements of Cash Flows
                                        For the year ended December 31, 2001 and
              for the period from March 8, 2000 (Inception) to December 31, 2000

Supplemental schedule of non-cash investing and financing activities During the year ended December 31, 2001, the Company:

 * acquired property and equipment totaling $175,774 under capital lease and notes payable obligations.

 * transferred property and equipment costing $418,517 and a capital lease obligation of $227,013 to related parties.

 * billed $565,429 to a related party for management fees. The Company also incurred expenses on behalf of the related party. At December 31, 2001, the Company agreed with the related party to offset a note payable against these accumulated costs and expenses.

 * acquired substantially all of the assets and liabilities of MRM, Inc. in exchange for 5,633,667 shares of the Company's common stock valued at $3,244,992 and options to purchase 564,786 shares of common stock valued at $316,191.

 * issued 237,874 shares of common stock for the conversion of a note payable of $60,000.

During the period from March 8, 2000 (inception) to December 31, 2000:

 * a member of the Company contributed $1,173,125 of investment securities.

   The accompanying notes are an integral part of these financial statements.

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001

--------------------------------------------------------------------------------
NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

         General
         Emergent Ventures, LLC ("Emergent LLC") was formed and commenced operations in the State of Delaware on March 8, 2000. Emergent LLC was formed to invest primarily in global private equity investment opportunities in information technology, health care, and medical technology companies.

         Emergent LLC's equity capitalization consisted of a contribution of $1,173,125 of investment securities by Emergent Management Company, LLC ("Emergent Management"), a Delaware limited liability company, for 58% of Emergent LLC's equity interest and a contribution of $7,500,000 in cash by other members in return for the remaining 42% of Emergent LLC's equity interest.

         Acquisitions

         Transfer of Equity with Dynamic International, Ltd.
         On August 31, 2000, Emergent LLC consummated the transactions contemplated by the Equity Transfer Transaction (the "Transfer"), all pursuant to an Equity Transfer and Reorganization Agreement dated August 10, 2000 (the "Agreement"), by and among Dynamic International, Ltd. ("Dynamic"), certain of its shareholders, Emergent Management, and several holders of membership interests in Emergent LLC.

         Pursuant to the Agreement, Emergent LLC contributed substantially all of its assets to Dynamic in exchange for the issuance of 39,755,178 shares of Dynamic's common stock to the members of Emergent LLC. Dynamic's name was subsequently changed to Emergent Group, Inc. ("Emergent Group").

         On August 31, 2000, pursuant to and in accordance with the Agreement and prior to the consummation of the Transfer, Dynamic transferred all of its assets and liabilities (other than outstanding bank debt in the amount of $250,000) to a wholly owned corporation of Dynamic named Dynamic International, Inc. Dynamic International, Inc. acquired the transferred assets, assumed the remaining liabilities, and indemnified Dynamic against any liabilities relating to or arising out of the transferred assets and the assumed liabilities.

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001

--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS (Continued)

         Acquisitions (Continued)

         Transfer of Equity with Dynamic (Continued)
         For financial accounting purposes, the acquisition was accounted for as a capitalization by Emergent LLC with Dynamic. After the Transfer, the former members of Emergent LLC became the beneficial owners of approximately 39,000,000 shares of Dynamic's common stock, representing approximately a 90% interest in Dynamic. Each of the directors of Dynamic immediately resigned prior to the consummation of the Transfer. The principal interest holders of Emergent Management were elected as directors of Dynamic. They comprise a majority of Dynamic's directors and serve as Dynamic's executive officers. Emergent LLC has recorded goodwill as a result of the Transfer amounting to $250,000, which will be amortized over three years. The net balance remaining as of December 31, 2001 was $147,532, which has been recorded under goodwill on the accompanying consolidated balance sheets.

         Merger with Medical Resources Management, Inc. and subsidiaries
         In July 2001, the Company (as defined in Note 3) acquired substantially all of the assets and liabilities of Medical Resources Management, Inc. ("MRM") in exchange for 5,633,667 shares of the Company's common stock valued at $3,244,992 and options to purchase 564,786 shares of common stock valued at $316,191. In addition, transaction costs of $335,856 were incurred. The transaction has been accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which is required for all transactions occurring after June 30, 2001. In accordance with SFAS No. 141, the purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair market value at the closing date of the acquisition, with the excess of the purchase price being allocated to goodwill.

         At December 31, 2001, $687,906 of goodwill was impaired and expensed to the consolidated statement of operations and comprehensive loss. The remaining balance will be reviewed periodically for impairment and will be expensed to the consolidated statement of operations and comprehensive loss accordingly. The assets acquired and liabilities assumed in connection with the transaction were as follows:

                  Accounts receivable                                                              $      1,666,820
                  Inventory                                                                                 937,469
                  Property and equipment                                                                 11,372,556
                  Other assets                                                                              301,373
                  Liabilities assumed                                                                   (13,802,071)
                                                                                                   ----------------

                      Net assets                                                                            476,147

                  Excess of cost over fair value of net assets acquired                                   3,420,862
                                                                                                   ----------------

                           Total purchase price                                                    $      3,897,009
                                                                                                   ================

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001

--------------------------------------------------------------------------------



NOTE 1 - ORGANIZATION AND LINE OF BUSINESS (Continued)

         Acquisitions (Continued)

         Merger with MRM and subsidiaries (Continued)
         The acquisition has been accounted for as a purchase, and results of operations of MRM since the date of acquisition are included in the consolidated financial statements. The unaudited, pro forma, consolidated results of operations for the year ended December 31, 2001 and the period from March 8, 2000 (inception) to December 31, 2000 as if MRM were acquired on January 1, 2000 have been presented below.

         Included in the pro forma numbers for the period from March 8, 2000 (inception) to December 31, 2000 are the results of operations for MRM for the year ended October 31, 2000 and the results of operations for Emergent Group for the period from March 8, 2000 (inception) to December 31, 2000:

                                                                                      2001               2000
                                                                                ---------------    ----------------
                                                                                 (unaudited)        (unaudited)

                  Revenue                                                       $  10,939,346      $    11,102,650
                  Net loss                                                      $ (11,905,262)     $    (5,208,429)
                  Basic and diluted loss per share                              $       (0.22)     $         (0.12)

         MRM provides mobile laser/surgical services on a per procedure basis to hospitals, out patient surgery centers, and physicians' offices. The lasers are provided with technical support to ensure that they operate correctly. MRM also provides other medical equipment on a rental basis to hospitals and surgery centers.


NOTE 2 - GOING CONCERN AND BASIS OF PRESENTATION

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations since its inception and has an accumulated deficit of $11,288,041 at December 31, 2001. In addition, as detailed in Note 10, the Company is in default on a majority of its debt obligations at December 31, 2001. Furthermore, a significant portion of the Company's debt is due during the year ended December 31, 2002.

         The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company's assets is dependent upon continued operations of the Company.

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001

--------------------------------------------------------------------------------



NOTE 2 - GOING CONCERN AND BASIS OF PRESENTATION (Continued)

         In addition, the Company's recovery is dependent upon future events, the outcome of which is indeterminable. The Company's attainment of profitable operations is dependent upon the Company obtaining additional debt and equity financing and achieving a level of sales adequate to support the Company's cost structure.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation
         The consolidated financial statements include the accounts of Emergent Group and its subsidiaries, MRM, PRI, and Pulse (collectively, the "Company"). All significant inter-company transactions and balances have been eliminated in consolidation.

         Revenue Recognition
         Revenue is recognized when the services are performed and billable.

         Comprehensive Income
         The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on securities.

         Cash
         Cash consists of cash on hand and in banks. The Company maintains cash at several financial institutions. At times, such cash may be in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000. As of December 31, 2001, uninsured portions of balances at those banks aggregated to $313,737. The Company has not experienced losses in such accounts and believes it is not exposed to any significant risk on cash.

         Unrealized Gains and Losses on Investment Securities
         The Company has recognized a realized loss on permanently impaired investments that were classified as available-for-sale in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company has also recorded an unrealized gain under comprehensive income, which reflects the fair market value of the securities that were sold subsequent to December 31, 2001.

         Inventory
         Inventory is stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001

--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Equity Investment in Limited Liability Companies
         Equity investments are recorded in accordance with the equity method of accounting.

         Property and Equipment
         Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line and accelerated methods over estimated useful lives of five to seven years. Betterments, renewals, and extraordinary repairs that extend the life of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation and amortization applicable to retired assets are removed from the Company's accounts, and the gain or loss on dispositions, if any, is recognized in the consolidated statements of operations and comprehensive loss.

         Impairment of Long-Lived Assets
         The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. During the year ended December 31, 2001, the Company determined that the value of the excess of cost over fair value of net assets acquired relating to MRM was impaired and recorded a loss of $687,906 in the consolidated statement of operations and comprehensive loss. In addition, the Company also reviewed property and equipment for impairment at December 31, 2001 and recorded a net loss of $3,732,223 in the consolidated statement of operations and comprehensive loss.

         Fair Value of Financial Instruments
         For certain of the Company's financial instruments, including cash, accounts receivable, due from related parties, prepaid expenses, assets held for sale, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

         Stock-Based Compensation
         SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB No. 25 must make pro forma disclosures of net loss and loss per share as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB No. 25.

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001

--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Advertising Expense
         The Company expenses advertising in the periods the services were incurred. For the year ended December 31, 2001 and the period from March 8, 2000 (inception) to December 31, 2000, advertising expense was $35,111 and $0, respectively.

         Income Taxes
         The Company accounts for income taxes under the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

         Loss Per Share
         The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. The Company does not have any common stock equivalents.

         Estimates
         The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Reclassifications
         Certain amounts included in the prior year financial statements have been reclassified to conform with the current year presentation. Such reclassification did not have any effect on reported net loss.

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001

--------------------------------------------------------------------------------



NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Recently Issued Accounting Pronouncements
         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Pre-Acquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method for those business combinations is prohibited. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The Company has adopted SFAS No. 141 for its acquisition of MRM (see Note 1).

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. It is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued previously. The Company does not expect adoption of SFAS No. 142 to have a material impact, if any, on its financial position or results of operations.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of long-lived assets, except for certain obligations of lessees. The Company does not expect adoption of SFAS No. 143 to have a material impact, if any, on its financial position or results of operations.

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001

--------------------------------------------------------------------------------



NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Recently Issued Accounting Pronouncements (Continued)
         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business, and amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. During the year ended December 31, 2001, the Company determined that the value of the excess of cost over fair value of net assets acquired relating to MRM was impaired and recorded a loss of $687,906 in the consolidated statement of operations and comprehensive loss. In addition, the Company also reviewed property and equipment for impairment at December 31, 2001 and recorded a net loss of $3,732,223 in the consolidated statement of operations and comprehensive loss.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company does not expect adoption of SFAS No. 145 to have a material impact, if any, on its financial position or results of operations.

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001

--------------------------------------------------------------------------------



NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Recently Issued Accounting Pronouncements (Continued)
         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. This statement is not applicable to the Company.

         In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. The Company does not expect adoption of SFAS No. 147 to have a material impact, if any, on its financial position or results of operations.


NOTE 4 - INVESTMENT SECURITIES

         The Company accounts for investment securities in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, debt securities and equity securities that have readily determinable fair values are to be classified in three categories:

o Held to maturity - the positive intent and ability to hold to maturity. Amounts are reported at amortized cost and adjusted for amortization of premiums and accretion of discounts.

o Trading securities - bought principally for the purpose of selling them in the near term. Amounts are reported at fair value with unrealized gains and losses included in earnings.

o Available-for-sale - not classified in one of the above categories. Amounts are reported at fair value with unrealized gains and losses excluded from earnings and reported separately as a component of shareholders' equity.

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001

--------------------------------------------------------------------------------



NOTE 4 - INVESTMENT SECURITIES (Continued)

         The Company has classified all of its investments as either trading or available-for-sale securities. As of December 31, 2001 and 2000, investment securities are summarized as follows:

                                                                                        2001
                                                Fair Market      Unrealized          Realized
                                                    Value             Gain              Loss             Cost
                                               ---------------  ----------------  ---------------  ----------------
                  Common stock
                    Trading investments        $       267,427  $        309,822  $      (135,625) $         93,230
                    Non-trading
                      investments                            -                 -       (1,420,803)        1,420,803
                  Debt securities                            -                 -         (750,000)          750,000
                                               ---------------  ----------------  ---------------  ----------------

                         Total                 $       267,427  $        309,822  $    (2,306,428) $      2,264,033
                                               ===============  ================  ===============  ================

                                                                                        2000
                                                Fair Market      Unrealized          Realized
                                                    Value             Loss              Loss             Cost
                                               ---------------  ----------------  ---------------  ----------------
                  Common stock
                    Trading investments        $        93,230  $     (2,042,395) $             -  $      2,135,625
                    Non-trading
                      investments                    2,034,500                 -         (709,703)        2,744,203
                  Debt securities                    1,090,000                 -                -         1,090,000
                                               ---------------  ----------------  ---------------  ----------------

                         Total                 $     3,217,730  $     (2,042,395) $      (709,703) $      5,969,828
                                               ===============  ================  ===============  ================


NOTE 5 - INVENTORY

         Inventory at December 31, 2001 consisted of the following:

                  Disposables                                                                      $        428,944
                  Eyewear                                                                                    88,849
                  Accessories                                                                               181,081
                  Medical rental                                                                             10,126
                                                                                                   ----------------

                                                                                                            709,000
                  Less reserve for obsolescence                                                             164,105
                                                                                                   ----------------

                      Total                                                                        $        544,895
                                                                                                   ================

         The Company did not have any inventory at December 31, 2000.

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001

--------------------------------------------------------------------------------



NOTE 6 - ASSETS HELD FOR SALE

         Assets held for sale are reported at the lower of the carrying amount or fair value. During the year ended December 31, 2001, the Company classified $1,939,171 of property and equipment as assets held for sale. Subsequent to December 31, 2001, these assets were returned to several capital lease and notes payable holders in exchange for the forgiveness of debt.


NOTE 7 - EQUITY INVESTMENT IN LIMITED LIABILITY COMPANIES

         During the years ended December 31, 2000 and 1999, PRI acquired between a 20% and 31% equity interest in several limited liability companies (the "LLCs"). The LLCs were formed by certain physicians and MRM, who made investments between $5,000 and $17,500. The Company provides operating and administrative services to the LLCs and accounts for its interest in the LLCs using the equity method of accounting.

         During the year ended December 31, 2001 and the period from March 8, 2000 (inception) to December 31, 2000, the Company recognized an equity share of $26,773 and $0, respectively. The Company's total equity investments in these LLCs during the year ended December 31, 2001 and the period from March 8, 2000 (inception) to December 31, 2000 were $55,521 and $0, respectively. During the year ended December 31, 2001, the Company earned management fees of $565,429 to the LLCs for the performance of operational, management, and other services. The balances due from the LLCs at December 31, 2001 and 2000 were $38,268 and $0, respectively, which are recorded under due from related parties on the accompanying consolidated balance sheets.


NOTE 8 - PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 2001 and 2000 consisted of the following:

                                                                                      2001               2000
                                                                                ---------------    ----------------

                  Furniture and fixtures, including computers                   $        22,659    $        339,639
                  Transportation equipment                                               15,968                   -
                  Rental equipment                                                    2,250,957                   -
                  Leasehold improvements                                                  2,100                   -
                                                                                ---------------    ----------------

                                                                                      2,291,684             339,639
                  Less accumulated depreciation and amortization                        291,486              33,844
                                                                                ---------------    ----------------

                      Total                                                     $     2,000,198    $        305,795
                                                                                ===============    ================

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001

--------------------------------------------------------------------------------



NOTE 8 - PROPERTY AND EQUIPMENT (Continued)

         Included in the above are $1,191,455 of assets acquired through capital lease obligations, which are net of accumulated amortization of $146,741.

         Depreciation and amortization expense was $1,117,661 and $33,844 for the year ended December 31, 2001 and the period from March 8, 2000 (inception) to December 31, 2000, respectively. Depreciation charges on assets that were subsequently impaired is included in the amount expensed at December 31, 2001.


NOTE 9 - LINE OF CREDIT

         In March 2001, MRM entered into a line of credit agreement with a financial institution that allows it to borrow a maximum of $2,000,000. The line of credit bears interest at prime (4.75% at December 31, 2001), plus 2.75%, is payable on a monthly basis, is secured by accounts receivable, inventory, equipment, and a personal guarantee by a shareholder, and matures in July 2002. As of December 31, 2001, the Company had exceeded the eligible borrowing base, and was in default of various covenants, and therefore the facility was not available for use. Subsequent to December 31, 2001, the Company agreed to pay down the line of credit using 50% of the proceeds from the sale of medical rental equipment, and the agreement was extended to March 31, 2003. As of December 31, 2001 and 2000, the outstanding balance under the line of credit was $1,108,700 and $0, respectively.


NOTE 10 - NOTES PAYABLE

         Notes payable at December 31, 2001 consisted of the following:

                  Note payable to bank, issued in March 1999 to MRM and bearing interest at prime, plus 4%, payable monthly. The note is
                      secured by various accounts receivable, inventory,
                      equipment, and a personal guarantee by a shareholder. As
                      of December 31, 2001, this note was in default. Subsequent to December 31, 2001, the Company re-negotiated the debt,
                      and the principal is now payable in four consecutive,
                      monthly installments of $16,667 each, beginning March 2,
                      2002, plus 20 installments of $33,333 each, beginning July
                      2, 2002, with a final payment equal to all
                      unpaid principal on March 2, 2004.                                           $        866,667

                  Equipment note payable to a finance company, secured by
                      various accounts receivable and inventory. The note bears
                      interest at 12% per annum and is payable monthly. The
                      principal is payable
                      on demand.                                                                            300,206


                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001

--------------------------------------------------------------------------------



NOTE 10 - NOTES PAYABLE (Continued)

                  Unsecured promissory note, bearing interest at 12.5% per
                      annum.
                      The note is due in full on December 31, 2002.                                $        100,000

                  Unsecured promissory note, bearing interest at 10% per annum.
                      The note was due in full on April 18, 2001.  At December 31,
                      2001, the note was in default.                                                        100,000

                  Thirty-nine notes payable to a finance company, which are
                      secured by the Company's medical equipment. The notes
                      payable bear interest at varying rates between 9% and 11%
                      per annum and require monthly payments of approximately
                      $81,000.  The notes payable mature through December 2005.                           2,091,963

                  Note payable to a finance company, secured by an automobile, bearing interest at 8.9% per annum.  The note was payable in
                      full in April 2002 and requires monthly payments of $506.                               6,586

                  Note payable to bank, secured by medical equipment, bearing interest at 10.4% per annum.  The note is payable in full on
                      July 2003 and requires monthly payments of $521.                                        9,090
                                                                                                   ----------------

                                                                                                          3,474,512
                  Less current portion                                                                    1,773,107
                                                                                                   ----------------

                           Long-term portion                                                       $      1,701,405
                                                                                                   ================

         The Company did not have any notes payable at December 31, 2000.

         Subsequent to December 31, 2001, the Company entered into discussions with several note payable holders to re-negotiate the terms and repayment of the Company's liabilities (see Note 19). These negotiations have resulted in large portions of the note payable balances being forgiven. Future maturities of notes payable at December
         31, 2001 were as follows:

                   Year Ending
                  December 31,

                      2002 $                                                                              1,773,107
                      2003                                                                                1,104,074
                      2004                                                                                  533,272
                      2005                                                                                   64,059
                                                                                                   ----------------

                           Total                                                                   $      3,474,512
                                                                                                   ================

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001

--------------------------------------------------------------------------------


NOTE 11 - CONVERTIBLE NOTE PAYABLE

         At December 31, 2001, the Company maintained a short-term, convertible promissory note, which bore interest at 8% per annum and matured in April 2002. It was convertible at a rate of $0.27 per share into 370,000 shares of common stock. The outstanding balance at December 31, 2001 was $100,000. Subsequent to December 31, 2001, the note was converted in full.


NOTE 12 - ACCRUED EXPENSES

         Accrued expenses at December 31, 2001 consisted of the following:

                  Accrued payroll and payroll related amounts                                      $        261,240
                  Accrued interest                                                                          248,913
                  Accrued penalties and late fees                                                            74,661
                  Other                                                                                     393,370
                                                                                                   ----------------

                      Total                                                                        $        978,184
                                                                                                   ================

         The Company did not have any accrued expenses at December 31, 2000.


NOTE 13 - COMMITMENTS AND CONTINGENCIES

         Operating and Capital Leases
         The Company leases a facility in Glendale, California, which serves as an administrative and corporate office. The lease is scheduled to expire in July 2006. Total rent expense incurred for the year ended December 31, 2001 and the period from March 8, 2000 (inception) to December 31, 2000 was $71,280 and $0, respectively.

         The Company leases a facility in Dublin, California, which serves as an administrative office. The lease is scheduled to expire in March 2004. Total rent expense incurred for the year ended December 31, 2001 and the period from March 8, 2000 (inception) to December 31, 2000 was $33,921 and $0, respectively.

         The Company leases its automobiles under various operating leases. The leases are scheduled to expire between December 2003 and February 2004. Total automobile rental expense for the year ended December 31, 2001 and the period from March 8, 2000 (inception) to December 31, 2000 was $66,636 and $0, respectively.

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001

--------------------------------------------------------------------------------


NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)

         Operating and Capital Leases (Continued)
         The Company also has 42 capital lease obligations with several finance companies for various rental equipment. The capital leases bear interest at rates between 6% and 34% per annum. The monthly lease payments range between $92 to $17,851 and terminate through April 2006. At December 31, 2001, the Company was in default in connection with numerous capital lease obligations.

         Future minimum lease payments under operating and capital leases at December 31, 2001 were as follows:

                   Year Ending                                                    Operating            Capital
                  December 31,                                                       Lease              Lease
                  ------------                                                  ---------------    ----------------

                      2002 $                                                         340,874       $    1,735,822
                      2003                                                           336,493            1,058,275
                      2004                                                           173,113              337,331
                      2005                                                           155,520              207,475
                      2006                                                            84,240              130,600
                                                                                ---------------    ----------------

                      Total minimum lease payments                              $  1,090,240            3,469,503
                                                                                ===============
                      Less amounts representing interest                                                  559,815
                                                                                                   ----------------

                                                                                                        2,909,688
                      Less current portion                                                              1,726,295
                                                                                                   ----------------

                           Long-term portion                                                       $    1,183,393
                                                                                                   ================

         Subsequent to December 31, 2001, the Company entered into discussions with several capital lease holders to re-negotiate the terms and repayment of the Company's liabilities (see Note 19).

         Litigation
         In October 2000, Emergent Capital Investment Management LLC ("ECIM"), a related party, commenced an action on behalf of the Company against Stonepath, a third party, and two of its officers in the United States District Court for the Southern District of New York. The action was for negligence and fraud under the federal securities laws and common law to recover ECIM's investment in Stonepath. On April 15, 2002, the amended Complaint was dismissed without leave to amend. ECIM has filed an appeal of this decision. The Company does not intend to conduct any additional merchant banking activities to make investments in other companies in the foreseeable future.

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001

--------------------------------------------------------------------------------


NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)

         Litigation (Continued)
         On March 13, 2002, Fleet Capital Leasing Healthcare Finance, Inc. filed a suit in the Superior Court of Los Angeles against PRI. The complainant seeks damages of approximately $33,000, plus interest and late charges for breach of guaranty. This claim is in connection with capital lease equipment, which is leased by an LLC in which the Company holds a 14% interest and one where the Company acts as guarantor. Management of the Company is currently unable to assess the outcome of this claim.

         On April 25, 2002, Citicorp Vendor Finance, Inc. ("Citicorp") filed a suit in the Superior Court of Los Angeles against PRI and MRM. The complainant seeks damages of approximately $656,000, plus interest and late charges and asserts breach of contract. The Company reached a settlement with Citicorp in November 2002, whereby the Company agreed to pay Citicorp a total of $400,000 in full settlement of the claim in various installments, with the balance being paid in full by March 2004. As part of the settlement, Citicorp has agreed that PRI may sell the equipment under the equipment lease agreement, but must transmit to Citicorp all proceeds from the sale in excess of $225,000. The settlement further stipulates in event of non-payment, Citicorp may petition the court for an entry of judgment against PRI. All payments have currently been made on a timely basis. At December 31, 2001, the Company has accrued for the liability in full.

         In October 2002, a former employee commenced legal proceedings in the Superior Court of California against the Company. The compliant alleges discrimination, breach of contract, and breach of the implied covenant of good faith and fair dealing. The Company intends to vigorously defend this claim.


NOTE 14 - SHAREHOLDERS' EQUITY

         Preferred Stock
         The Company has 10,000,000 authorized shares of non-voting preferred stock with a $0.001 par value. The preferred stock may be issued in series, from time to time, with such designations, rights, preferences, and limitations as the Board of Directors may determine by resolution. The Company did not have any preferred stock issued and outstanding at December 31, 2001 and 2000.

         Common Stock
         During the year ended December 31, 2001, the Company completed the following transactions:

o        issued  3,000,000  shares of common stock for cash totaling  $600,000.
         Offering  costs were not recorded in  connection with this transaction.

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001

--------------------------------------------------------------------------------



NOTE 14 - SHAREHOLDERS' EQUITY (Continued)

         Common Stock (Continued)

o converted a note payable for $60,000 into 237,874 shares of common stock. Expense was not recorded in connection with a beneficial conversion feature since the note was convertible at a rate that was approximately market value.

o acquired substantially all of the assets and liabilities of MRM, Inc. in exchange for 5,633,667 shares of the Company's common stock valued at $3,244,992 and options to purchase 564,786 shares of common stock valued at $316,191.

o issued options to purchase 2,013,436 shares of common stock with exercise prices ranging from $0.01 to $1 to consultants for services valued at $155,891, which has been recorded as consulting expense. Included in these issuances were options to purchase 250,000 shares of common stock issued to consultants who are former employees of Either Emergent or MRM. In addition, options to purchase 200,000 shares of common stock were issued to the Company's general counsel.

o issued warrants to purchase 500,000 shares of common stock with an exercise price of $0.01 to consultants for services valued at $370,000, which has been recorded as consulting expense.

o issued warrants to purchase 50,000 shares of common stock with an exercise price of $0.01 to a capital lease holder in connection with the re-negotiation of debt. Management determined that there was not a material charge in connection with this transaction, so an expense was not recorded.

o issued options to employees to purchase 2,110,000 shares of common stock when the exercise price was less than the fair value of the Company's common stock at the date of grant. Compensation expense in the amount of $75,000 was recorded in connection with the issuance of the stock options.

         During the period from March 8, 2000 (inception) to December 31, 2000, a member of the Company contributed $1,173,125 of investment securities. This investment was recorded as a capital contribution under additional paid-in capital by the Company. In addition, the Company recorded a capital contribution of $7,500,000. These contributions were received in connection with the recapitalization of capital accounts as a result of the Dynamic transfer, whereby a total of 44,173,280 shares were issued.

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001

--------------------------------------------------------------------------------


NOTE 14 - SHAREHOLDERS' EQUITY (Continued)

         Stock Option Plans
         In September 1996, MRM adopted the 1996 Stock Incentive Plan (the "1996 Plan") to allow officers, employees, and certain non-employees to receive certain options to purchase common stock. Under the 1996 Plan, regular salaried employees and directors may be granted options exercisable at not less than 100% of the fair market value of the shares at the date of grant. The exercise price of any option granted to a person who owns stock possessing more than 10% of the voting power of all classes of common stock of MRM must be 110% of the fair market value of the common stock on the date of grant, and the duration may not exceed five years. Options generally become exercisable at a rate of one-third of the shares subject to option on each of the first, second, and third anniversary dates of the grant. The duration of the options may not exceed 10 years. A maximum number of 1,500,000 shares of MRM's common stock may be issued under the 1996 Plan.

         In February 2000, MRM adopted the 2000 Stock Incentive Plan (the "2000 Plan") to allow officers, employees, and certain non-employees to receive certain options to purchase common stock. Under the 2000 Plan, regular salaried employees and directors may be granted options exercisable at not less than 100% of the fair market value of the shares at the date of grant. The exercise price of any option granted to a person who owns stock possessing more than 10% of the voting power of all classes of common stock of MRM must be 110% of the fair market value of the common stock on the date of grant, and the duration may not exceed five years. Options generally become exercisable at a rate of one-third of the shares subject to option on each of the first, second, and third anniversary dates of the grant. The duration of the options may not exceed 10 years. A maximum number of 2,500,000 shares of MRM's common stock may be issued under the 2000 Plan.

         Pursuant to the merger agreement between Emergent and MRM in July 2001, each outstanding MRM stock option automatically converted into an option in shares of Emergent's common stock with the same terms and conditions as were applicable under the MRM stock option plans. At the date of the merger, Emergent assumed all of the outstanding options of MRM, which allowed the purchase of 564,786 shares of Emergent's common stock at exercise prices ranging from $0.68 to $4.05 per share. The Company does not intend to grant any more options under the MRM plans.

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001

--------------------------------------------------------------------------------



NOTE 14 - SHAREHOLDERS' EQUITY (Continued)

         Stock Option Plans (Continued)
         During the year ended December 31, 2001, the Company adopted the 2001 Stock Option Plan (the "2001 Plan"). The purpose of the 2001 Plan is to provide incentive to key employees, officers, and consultants of the Company who provide significant services to the Company. There are 8,000,000 shares available for grant under the 2001 Plan (see Note 19). Options will not be granted for a term of more than 10 years from the date of grant. In the case of incentive stock options granted to a 10% shareholder, the term of the incentive stock option must not exceed five years from the date of grant. Options will vest evenly over a period of five years, and the 2001 Plan expires December 31, 2011.

         The exercise of options granted under the 2001 Plan will be determined by the Board of Directors. Non-statutory stock options may be granted at any price determined by the Board even if the exercise price of the options is at a price below the fair market value of the Company's common stock on the date of grant. The purchase price of an incentive stock option may not be less than the fair market value of the common stock at the time of grant, except in the case of a 10% shareholder who receives an incentive stock option, the purchase price may not be less than 110% of such fair market value. The aggregate fair market value of the stock for which incentive stock options are exercisable by any employee during any calendar year must not exceed $100,000.

         A summary of the Company's outstanding options and activity is as follows:

                                                                                                     Weighted-
                                                                                                      Average
                                                                                    Number            Exercise
                                                                                  of Options             Price
                  Outstanding, March 8, 2000 (inception) to
                    December 31, 2000                                                         -    $              -
                      Stock options converted upon merger                               564,786    $           0.73
                      Granted                                                         5,093,436    $           0.04
                      Canceled                                                         (177,068)   $           0.80
                                                                                ---------------

                         Outstanding, December 31, 2001                               5,481,154    $           0.14
                                                                                ===============

                         Exercisable, December 31, 2001                               2,009,246    $           0.26
                                                                                ===============

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001

--------------------------------------------------------------------------------



NOTE 14 - SHAREHOLDERS' EQUITY (Continued)

         Stock Option Plans (Continued)
         The weighted-average remaining contractual life of the options outstanding at December 31, 2001 is 3.34 years. The exercise prices for the options outstanding at December 31, 2001 ranged from $0.01 to $4.05, and information relating to these options is as follows:

                                                                                    Weighted-        Weighted-
                                                                  Weighted-          Average          Average
                                                                   Average           Exercise         Exercise
             Range of              Stock             Stock       Remaining           Price of         Price of
             Exercise            Options           Options       Contractual         Options           Options
                Prices       Outstanding        Exercisable            Life       Outstanding       Exercisable
         ------------------  ---------------   ---------------  ----------------  ---------------  ----------------

         $      0.01 - 0.20        4,048,436         1,555,000        2.83 years  $          0.11  $           0.01
         $      0.21 - 1.00        1,421,803           443,331        9.06 years  $          0.90  $           0.66
         $      1.01 - 4.05           10,915            10,915        5.22 years  $          4.04  $           4.04
                             ---------------   ---------------
                                   5,481,154         2,009,246

         The Company has adopted only the disclosure provisions of SFAS No. 123. It applies APB No. 25 and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties.

         If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net loss and basic loss per share for the year ended December 31, 2001 would be as follows:

                  Net loss
                      As reported                                                                 $      (9,720,221)
                      Pro forma                                                                   $      (9,766,403)
                  Basic and diluted loss per share
                      As reported                                                                 $           (0.19)
                      Pro forma                                                                   $           (0.20)

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001

--------------------------------------------------------------------------------



NOTE 14 - SHAREHOLDERS' EQUITY (Continued)

         Stock Option Plans (Continued)
         For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 2001: dividend yields of 0%, expected volatility of 175%, risk-free interest rates of 3.8%, and expected life of 2.28 years. The weighted-average fair value of options granted during the year ended December 31, 2001 for which the exercise price was greater than the market price on the grant date was $0.12, and the weighted-average exercise price was $0.55. The weighted-average fair value of options granted during the year ended December 31, 2001 for which the exercise price was less than the market price on the grant date was $0.13, and the weighted-average exercise price was $0.01.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.


NOTE 15 - INCOME TAXES

         The components of the income tax provision for the year ended December 31, 2001 and the period from March 8, 2000 (inception) to December 31, 2000 were as follows:

                                                                                      2001               2000
                                                                                ---------------    ----------------

                  Current                                                       $         1,600    $    -
                  Deferred                                                                    -         -
                                                                                ---------------    ----------------

                      Total                                                     $         1,600    $    -
                                                                                ===============    ================

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001

--------------------------------------------------------------------------------

NOTE 15 - INCOME TAXES (Continued)

         A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes was as follows for the year ended December 31, 2001 and the period from March 8, 2000 (inception) to December 31, 2000:

                                                                                      2001               2000
                                                                                ---------------    ----------------

                  Income tax computed at federal statutory tax rate                     34.0%               34.0%
                  State taxes, net of federal benefit                                    8.0                 8.0
                                                                                ---------------    ----------------

                      Total                                                             42.0%               42.0%
                                                                                ===============    =================

         The tax effects of temporary differences that give rise to deferred taxes at December 31, 2001 and 2000 are as follows:

                                                                                      2001               2000
                                                                                ---------------    ----------------
                  Deferred tax assets
                      Impairment of assets                                      $     2,609,490    $              -
                      Capital loss carryover                                            919,862             304,037
                      Unrealized loss on investment securities                        1,287,492           1,029,186
                      Net operating loss carryforwards                                2,524,816             355,717
                      Other                                                             271,010                   -
                                                                                ---------------    ----------------

                  Total gross deferred tax assets                                     7,612,670           1,688,940
                  Less valuation allowance                                            7,612,670           1,688,940
                                                                                ---------------    ----------------

                           Net deferred tax assets                              $             -    $              -
                                                                                ===============    ================

         The valuation allowance increased by $5,923,730 during the year ended December 31, 2001. All other deferred tax assets were immaterial. As of December 31, 2001, the Company had approximately $2,832,000 in federal net operating loss carryforwards attributable to losses incurred since the Company's inception that may be offset against future taxable income through 2020.


NOTE 16 - BENEFIT PLAN

         MRM has adopted a defined contribution retirement plan (the "Plan"), which qualifies under Section 401(k) of the Internal Revenue Code. The Plan covers all employees. MRM makes an annual election to provide matching contributions of up to 6% of each participant's deferral. MRM did not make any matching contributions during the year ended December 31, 2001 and the period from March 8, 2000 (inception) to December 31, 2000.

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001

--------------------------------------------------------------------------------



NOTE 17 - RELATED PARTY TRANSACTIONS

         During the year ended December 31 2001, the Company transferred $227,013 of property and equipment to a related party. This amount is included in due from related parties on the accompanying consolidated balance sheet.

         During the period from March 8, 2000 (inception) to December 31, 2000, the Company was funded by an operating entity that was owned by the Company's principal shareholders. During the year ended December 31, 2001, the Company transferred $191,504 of property and equipment and incurred several operating costs on behalf of this entity. The full amount due, including the balance of $467,519 due from the related party at December 31, 2000, was repaid in full during the year ended December 31, 2001 by the offset of a loan of $1,045,123 due by the Company to the related entity.

         In November 2002, the Company entered into a settlement agreement with its former Chief Financial Officer/Chairman/President of MRM. The terms of the agreement required an immediate payment of $25,000 in exchange for the release of all obligations under the January 2000 employment agreement, which was subsequently amended in both August and November 2001. In addition, the Company is required to pay a further $17,000 by March 31, 2003. If the terms of the agreement are not met, the Company will be obligated to pay the former officer a total of $213,000, less any payments previously made under the settlement.

         In November 2002, the Company entered into a settlement agreement with a family member of the former Chief Financial Officer/Chairman/President of MRM. Prior to the merger, the family member was due a $100,000 note payable from MRM. During the year ended December 31, 2001, the terms of the note had been extended to April 2002. In November 2002, in exchange for the forgiveness of the note payable, the Company issued 370,000 shares of common stock to the family member.

         In October 2001, the Company entered into a three-month consulting agreement with a consulting company based in New York. The agreement was subsequently extended to December 31, 2002. The agreement provided for consulting services in exchange for a monthly fee of $25,000 and a bonus if at least $1,000,000 in equity funding was raised for the Company.

         Subsequent to December 31, 2001, the Company maintained that the consulting firm had satisfied a significant portion of the funding needs. In connection with this funding and also the employment agreements discussed below, 11,502,970 shares of the Company's common stock were issued to two principal officer of the consulting company and one consultant of BJH, representing a 17.5% stockholding of the Company's fully diluted shares outstanding.

         On December 30, 2002, the Company also approved a bonus of $100,000 to the consulting company for the year ended December 31, 2002.

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001

--------------------------------------------------------------------------------



NOTE 17 - RELATED PARTY TRANSACTIONS (Continued)

         On December 30, 2002, the Company entered into two, 18-month employment agreements with the two officers of the consulting company. The agreements were to appoint a new Chief Executive Officer and President for annual compensations of $175,000 and $161,000, respectively, beginning in January 2003. The agreements also provide for milestone bonuses up to $75,000 each, plus a percentage of pre-tax profits should certain targets be achieved.

         In December 2002, the Company entered into a consulting agreement with the current Chief Executive Officer and his company, JIMA Management. The agreement related to the provision of consulting services during the period from July 2001 to March 2002 in exchange for a monthly fee of $10,000, payable in 2003. As of December 31, 2002, the Company has accrued $70,000 with regard to these services rendered.

         In November 2001, the Company entered into an employment contract with the former Vice President/Chief Operating Officer of MRM. The agreement called for a base salary of $125,000 per year and options to purchase 500,000 shares of the Company's common stock at $0.01 per share. The options expire in December 2004. Subsequent to December 31, 2001, this agreement was terminated, but the officer retained his options.

NOTE 18 - FOURTH QUARTER ADJUSTMENTS

         In connection with the acquisition of substantially all of the assets and liabilities of MRM in July 2001, the Company recorded an excess of cost over fair value of assets acquired of $3,420,862. The Company recorded an expense of $687,906 in the fourth quarter in connection with the impairment of this asset. In connection with a review of property and equipment for impairment, the Company recorded a net expense of $3,732,223 in the fourth quarter.


NOTE 19 - SUBSEQUENT EVENTS

         Stock Option Plans
         In April 2002, the Company adopted the 2002 Employee Benefit and Consulting Services Compensation Plan (the "2002 Plan"). The purpose of the 2002 Plan is to provide incentive to key employees, officers, and consultants of the Company who provide significant services to the Company. There are 13,000,000 shares available for grant under the 2002 Plan. Options will not be granted for a term of more than 10 years from the date of grant. In the case of incentive stock options granted to a 10% shareholder, the term of the incentive stock option must not exceed five years from the date of grant. Options will vest evenly over a period of five years, and the 2002 Plan expires in March 2012.

         The Company issued to employees options to purchase 5,927,854 shares of common stock under the 2002 Plan. The options have a ten-year term and are exercisable at $0.01 per share. Generally, one fifth of each issuance vests over five consecutive years. As of December 2002, options to purchase 1,389,271 shares of common stock were cancelled due to employee terminations.

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001

--------------------------------------------------------------------------------



NOTE 19 - SUBSEQUENT EVENTS (Continued)

         Stock Option Plans (Continued)
         The Company issued options to purchase 351,000 shares of common stock to various employees under the 2002 Plan at an exercise price of $0.01 per share. The shares vest between December 2002 and December 2012.

         The Company issued options to purchase 3,078,026 shares of common stock under the 2002 Plan to various consultants. The options vest between May 2002 and December 2012 at exercise prices ranging from $0.01 and $0.20 per share. Included in this issuance are options to the Company's former Chief Executive Officer to purchase 150,000 shares of common stock at an exercise price of $0.01 per share. These options vest between May 2003 and May 2012.

         The Company entered into an employment contract to appoint a new Chief Financial Officer for an annual compensation of $125,000. The contract remains valid until terminated by either party. The Company subsequently issued stock options to purchase 1,200,000 shares of common stock to the new officer under the 2002 Plan. The options vest between December 2002 and August 2006.

         The Company issued options to purchase 150,000 shares of common stock to a former officer of MRM as part of a settlement agreement for the termination of a consulting contract entered in January 2000 and subsequently amended in August 2001. In addition to the options, the former officer vendor also received $35,000 in exchange for the cancellation of the contract. The options vest between December 2002 and December 2012 at an exercise price of $0.01 per share.

         The Company reduced the authorized share capital under the 2001 Plan from 8,000,000 to 585,000 shares.

         The Company cancelled options to purchase 351,343 shares of common stock under the 1996 Plan due to employee terminations.

         The Company cancelled options to purchase 370,000 shares of common stock under the 2001 Plan due to employee terminations.

         Other Subsequent Events
         The Company entered in debt re-negotiations with capital lease and note payable holders, resulting in the forgiveness of $3,199,181 of debt and $426,743 of accrued interest charges. In connection with these transactions, property and equipment with a net book value of $1,530,747 was returned to capital lease and note payable holders, resulting in a net gain of $2,095,177.

         The Company sold medical rental, and transportation equipment with an aggregate net book value of $504,044 and recognized gains net of sales commissions of $163,880.

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001

--------------------------------------------------------------------------------



NOTE 19 - SUBSEQUENT EVENTS (Continued)

         Other Subsequent Events (Continued)
         The Company entered into debt re-negotiations with several vendors, resulting in the forgiveness of $334,954 of debt.

         The Company issued warrants to purchase 30,000 shares of common stock to a vendor in exchange for the forgiveness of debt of $3,100. These warrants vest between February 2002 and February 2005.

                                   SIGNATURES

         Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   EMERGENT GROUP INC.

                                           By: /s/ Mark Waldron
                                                   Mark Waldron, Chief Executive
                                                   Officer and President

Dated:  Glendale, California
January  27, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures                                      Title                                  Date


/s/ Daniel Yun                              Chairman of the Board               January  27, 2003
Daniel Yun

/s/ Mark Waldron                            Chief Executive Officer,            January  27, 2003
Mark Waldron                                President and Director

/s/ William M. McKay                        Executive Vice President,           January  27, 2003
William M. McKay                            Chief Financial Officer
                                            Secretary and Treasurer

/s/ Howard Waltman                          Director                            January  27, 2003
Howard Waltman

/s/ Matthew K. Fong                         Director                            January 27, 2003
Matthew K. Fong


Daniel Yun, Mark Waldron, Howard Waltman and Matthew K. Fong represent all the current members of the Board of Directors.

                                  CERTIFICATION

     I, Mark Waldron, Chief Executive Officer of the Registrant, certify that:

         1. I have reviewed this annual report on Form 10-K of Emergent Group Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


Date:  January 27, 2003                              /s/Mark Waldron
                                                        Mark Waldron,
                                                        Chief Executive Officer

                                  CERTIFICATION

     I, William M. McKay, Chief Financial Officer of the Registrant, certify that:

         1. I have reviewed this annual report on Form 10-K of Emergent Group
Inc.
         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


Date:  January 27, 2003                              /s/William M. McKay
                                                        William M. McKay,
                                                        Chief Financial Officer