Form 10-Q
period 2002-03-31
EMERGENT GROUP INC/NY
filed 2003-01-31
CIK 1021097

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       -----------------------------------

                                    FORM 10-Q

                       -----------------------------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                     For the Quarterly Period March 31, 2002

                         Commission File Number: 0-21475

                               EMERGENT GROUP INC.
             (Exact name of registrant as specified in its charter)


                 Nevada                                93-1215401
                 ------                                ----------
(State of jurisdiction of Incorporation)    (I.R.S. Employer Identification No.)

                             932 Grand Central Ave.
                               Glendale, CA 91201
                    (Address of principal executive offices)

                                 (818) 240-8250 (Registrant's telephone number)

                                 Not Applicable
      (Former name, address and fiscal year, if changed since last report)
                       -----------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         As of January 24, 2003, the registrant had a total of 64,917,803 shares of Common Stock outstanding.

                               EMERGENT GROUP INC.

                           FORM 10-Q Quarterly Report

                                Table of Contents



                                                                                                         Page

PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements
              Condensed Consolidated Balance Sheets as of March 31, 2002 (unaudited)
                   and December 31, 2001                                                                    3

              Unaudited Condensed Consolidated Statements of Operations for the Three
                 Months Ended March 31, 2002 and 2001                                                       4

              Unaudited Condensed Consolidated Statements of Cash Flows for the Three
                 Months Ended March 31, 2002                                                                5

              Notes to the Unaudited Condensed Consolidated Financial Statements                            6

   Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations        12

   Item 3.    Quantitative and Qualitative Disclosure About Market Risk                                    16


PART II.  OTHER INFORMATION

   Item 1.    Legal Proceedings                                                                            17

   Item 2.    Changes in Securities                                                                        17

   Item 3.    Defaults Upon Senior Securities                                                              18

   Item 4.    Submissions of Matters to a Vote of Security Holders                                         18

   Item 5.    Other Information                                                                            19

   Item 6.    Exhibits and Reports on Form 8-K                                                             19


Signatures                                                                                                 20



                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

                      Emergent Group Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                ($ in thousands)

                                                                      March 31,      December 31,
                                                                        2002             2001
                                                                   ---------------- ---------------
                              ASSETS                                 (unaudited)

Current assets
     Cash                                                                    $ 653           $ 482
     Accounts receivable, net                                                1,456           1,455
     Due from related parties, net                                              27              38
     Investment securities                                                     267             267
     Inventory, net                                                            554             545
     Prepaid expenses                                                          219             207
     Income tax receivable                                                       5               5
     Assets held for sale                                                    1,301           1,939
                                                                   ---------------- ---------------

           Total current assets                                              4,482           4,938

Equity investment in limited liability companies                                54              56
Property and equipment, net                                                  1,856           2,000
Goodwill, net                                                                2,880           2,880
Deposits and other assets, net                                                 248             261

                                                                   ---------------- ---------------
Total assets                                                               $ 9,520        $ 10,135
                                                                   ================ ===============

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Book overdraft                                                              9             146
     Line of credit                                                          1,109           1,109
     Current portion of capital lease obligations                            1,282           1,726
     Current portion of notes payable                                        2,421           1,773
     Convertible notes payable                                                 100             100
     Accounts payable                                                          861             943
     Accrued expenses                                                        1,075             979
                                                                   ---------------- ---------------

        Total current liabilities                                            6,857           6,776

Capital lease obligations, net of current portion                              636           1,183
Notes payable, net of current portion                                        1,087           1,702
                                                                   ---------------- ---------------

           Total liabilities                                                 8,580           9,661

Shareholders' equity
     Preferred stock, $0.001 par value, non-voting 10,000,000
        shares authorized, no shares issued and outstanding                      -               -
     Common stock, $0.001 par value, 100,000,000 shares authorized
        53,044,821 shares issued and outstanding                                53              53
     Additional paid-in capital                                             13,442          13,442
     Accumulated other comprehensive loss                                   (1,733)         (1,733)
     Accumulated deficit                                                   (10,822)        (11,288)
                                                                   ---------------- ---------------

              Total shareholders' equity                                       940             474

                                                                   ---------------- ---------------
 Total liabilities and shareholders' equity                                $ 9,520        $ 10,135


     The accompanying notes are an integral part of these condensed financial statements.

                         Emergent Group Inc. and Subsidiaries

                   Condensed Consolidated Statements of Operations
                     ($ in thousands, except per share data)

                                                                  Three Months Ended
                                                                  ------------------
                                                                       March 31,
                                                                  2002           2001
                                                                  ----           ----
                                                                      (unaudited)

Revenue                                                         $ 2,502       $     -
Cost of goods sold                                                1,414             -
                                                          -------------- -------------
Gross profit                                                      1,088             -

Selling, general, and administrative expenses                       871           412
                                                          -------------- -------------
Income (Loss) from operations                                       217          (412)

Other income (expense)
     Net gain on forgiveness of debt                                227             -
     Realized gain (loss) on investment securities                    -          (688)
     Interest expense                                              (154)            -
     Equity in net earnings of investment in limited
         liability companies                                          7             -
     Gain on disposal of property and equipment                      81             -
     Other Income (expense), net                                     88            34
                                                          -------------- -------------
            Total other income (expense)                            249          (654)
                                                          -------------- -------------
Income (loss) before provision for income taxes                     466        (1,066)

Provision for income taxes                                            -             -
                                                          -------------- -------------
Net income (loss)                                                   466        (1,066)

Other comprehensive gain, net of tax
     Unrealized gain on investment securities                         -             3
                                                          -------------- -------------
Comprehensive income(loss)                                        $ 466      $ (1,063)
                                                          ============== =============
Basic and diluted income(loss) per share                         $ 0.01       $ (0.02)
                                                          ============== =============
Weighted-average shares outstanding                              53,045        44,173
                                                          ============== =============

     The accompanying notes are an integral part of these condensed financial statements.

                      Emergent Group Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                ($ in thousands)

                                                                               Three Months ended
                                                                        ---------------------------------
                                                                                        March 31,
                                                                                   2002          2001
                                                                                   ----          ----
                                                                                       (Unaudited)
Cash flows from operating activities
     Net loss                                                                     $ 466         $ (1,066)
     Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
         Gain on disposal of property and equipment                                 (81)               -
         Gain on forgiveness of debt                                               (227)
         Realized loss on investment securities                                       -              688
         Depreciation and amortization                                              154               37
         Equity in net gain of investment in limited liability companies             (7)
         Provsion for doubtful accounts                                               5                -
         (Increase) decrease in
            Accounts receivable                                                     381                -
            Interest receivable                                                       -              (20)
            Inventory                                                                (9)               -
            Due from related party                                                 (288)              26
            Prepaid expenses                                                        (12)               -
            Deposits and other assets                                                 1              (37)
         Increase (decrease) in
            Accounts payable                                                       (159)
            Accrued expenses                                                        181              106
                                                                        ------------------- -------------

Net cash provided by (used in) operating activities                                 405             (266)
                                                                        ------------------- -------------

Cash flows from investing activities
     Purchase of property and equipment                                              (8)               -
     Proceeds from the sale of property and equipment                               112                -
     Purchase of investments, net                                                     -             (175)
                                                                        ------------------- -------------

Net cash provided by (used in) investing activities                                 104             (175)
                                                                        ------------------- -------------

Cash flows from financing activities
     Net change in book overdraft                                                  (138)               -
     Payments on capital lease obligations                                          (89)               -
     Payments on notes payable                                                     (111)               -
                                                                        ------------------- -------------

Net cash used in financing activities                                              (338)               -
                                                                        ------------------- -------------

Net increase (decrease) in cash                                                     171             (441)

Cash, beginning of period                                                           482              751
                                                                        ------------------- -------------

Cash, end of period                                                              $  653            $ 310
                                                                        =================== =============

Supplemental disclosures of cash flow information:

     Interest paid and/or forgiven                                               $  154             $ -
                                                                        =================== =============


Supplemental disclosures of non-cash investing and financing activities - During the quarter ended March 31, 2002 the Company billed $288,000 to affiliated companies for management fees. The Company also incurred expenses on behalf of the affiliated companies.

     The accompanying notes are an integral part of these condensed financial statements.

                               EMERGENT GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       BUSINESS

    Emergent Group Inc. ("Emergent") is the parent company of Medical Resources Management, Inc. ("MRM"), its wholly owned and only operating subsidiary. Emergent acquired MRM in July 2001 as per an Agreement and Plan of Reorganization of Merger ("Merger Agreement"), dated January 23, 2001. MRM primarily conducts its business through its wholly owned subsidiary Physiologic Reps ("PRI"). Emergent Group Inc., MRM and PRI are referred to collectively hereinafter as the "Company." PRI is a provider of mobile surgical equipment on a fee for service basis to hospitals, surgical care centers and other health care providers. PRI also provides technical support required to ensure the equipment is working correctly. PRI provides a limited amount of non-surgical equipment on a rental basis to hospitals and surgery centers, although PRI is winding down this area of business in order to focus on its core surgical equipment rental/services business.

2. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of Emergent have been prepared pursuant to the rules of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form-10K for the year ended December 31, 2001. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the periods presented.

    The results of operations presented for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

    The Company's only operating subsidiary, MRM, has historically incurred operating losses. The consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2002 and December 31, 2001 the Company had a working capital deficit of $2.4 million and $1.8 million, respectively. For the three months ended March 31, 2002, the Company reported net income of $466,000 of which $227,000 related to the forgiveness of debt. However, there can be no assurances that once the Company completes its efforts to restructure its outstanding debt obligations, as discussed herein, that it would continue to achieve positive operating results. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

      Principles of Consolidation

      The condensed consolidated financial statements include the accounts of all majority-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

      Use of Estimates

      The preparation of the condensed consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income (loss) and expenses during the reporting period. Actual results could differ significantly from those estimates.

      Inventory

      Inventory consists of finished goods primarily used in connection with the delivery of our mobile surgical equipment rental and services business. Inventory is stated at the lower of cost or market, on a first-in, first-out basis.

      Earnings (Loss) Per Share

      The Company computes earnings (loss) per share in accordance with SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) per common share by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the condensed consolidated statements of operations.

      Reclassifications

      Certain amounts in the prior period have been reclassified to conform to the presentation for the three months ended March 31, 2002. The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in the Company's Form 10-K for the year ended December 31, 2001.

Recent Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Pre-Acquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method for those business combinations is prohibited. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The Company has adopted SFAS No. 141 for its acquisition of MRM.

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

3. DEBT OBLIGATIONS AND PLAN OF RESTRUCTURE

    During the first quarter of 2002 the Company was in default on most of its note and lease obligations due to delinquent principal and interest payments. In order to avoid ceasing our operations or a possible bankruptcy filing and in an effort to improve our financial condition, during the first quarter of 2002 we began the process of renegotiating substantially all of our outstanding debt, lease, and trade obligations with our key creditors. As of March 31, 2002 we had renegotiated notes and lease obligations with principal balances outstanding as of December 31, 2001 of approximately $1.1 million and have recorded net gains on forgiveness of debt of $227,000. Further, as of December 31, 2002 we have substantially completed our debt restructuring efforts whereby we have renegotiated outstanding note and lease obligations with principal balances outstanding as December 31, 2001 of approximately $5.1 million and have recorded approximately $2.1 million in net gains on forgiveness of debt. The restructured debt and lease obligation agreements provide in some cases for the return of equipment used to collateralize such obligations, if applicable, and certain periodic and monthly installments for the balance of such obligations. In connection with our renegotiations with creditors we returned equipment with a net book value of approximately $638,000 as of March 31, 2002. Generally, in the event of default by the Company we are required to repay all amounts previously forgiven and all amounts then outstanding are accelerated and become immediately due and payable. In addition, as of March 31, 2002 and December 31, 2002, we have renegotiated outstanding trade debt with our vendors in the amount of $30,000 and $446,000, respectively, and have recorded net gains on forgiveness of vendor debt in the amount of $12,000 and $335,000, respectively. As of the filing date of this Quarterly Report on Form 10-Q, we are in compliance with the terms and conditions of our renegotiated debt agreements. However, as of December 31, 2002 the Company continues to be in default under certain note and lease obligations with aggregate principal balances outstanding of $162,000. We intend to continue negotiations with these creditors until these disputes are resolved and satisfactory resolutions are reached. No assurances can be given that these negotiations will be completed on terms satisfactory to the Company, if at all.

    At March 31, 2002, we had a bank loan (the "Bank Term Loan") outstanding in the amount of $767,000. The loan agreement, as amended, provides for monthly payments of principal of $33,333 and interest at the prime rate plus 4.00%. Pursuant to the loan agreement principal and interest are due in 60 monthly installments through May 2004. As of March 31, 2002 we were in default under the loan agreement and as a result all principal and interest were accelerated and became immediately due and payable. However, during November 2002, in connection with the renegotiation of our debt obligations the due date for the principal and interest was extended to March 31, 2003. In addition, the lender has agreed to accept reduced principal payments of $16,667 per month through March 31, 2003. The Company assumed this loan obligation in July 2001 in connection with its acquisition of MRM. We also have an outstanding bank line of credit (the "Bank Line of Credit") in the amount of $1,109,000 with the same lender. This Bank Line of Credit provides for interest at the prime rate, plus 2.75%, with borrowings based upon eligible accounts receivable as defined. The amount outstanding under the Bank Line of Credit exceeded the eligible borrowing base as of December 31, 2001 and March 31, 2002 and the Company was in default under the credit agreement. As a result this facility is not available for use as of the filing date of this Quarterly Report on Form 10Q. We have agreed with the lender to pay down the Bank Line of Credit using 50% of proceeds from the sale of medical rental equipment, not pledged to other lenders, as such transactions occur. No amounts have been repaid from such sales as of December 31, 2002. The Bank Line of Credit has been extended to March 31, 2003. The Company intends to continue its renegotiation efforts with the lender in order to reach favorable repayment terms and conditions regarding these two bank credit facilities. No assurances can be given that these negotiations will be completed on terms satisfactory to the Company, if at all.

    The Bank Line of Credit and Bank Term Loan prohibit the payment of cash dividends and require us to maintain certain levels of net worth and to generate certain ratios of cash flows to debt service. Notwithstanding the modified terms and conditions of the Bank Line of Credit and Bank Term Loan as discussed above, as of March 31, 2002 and as of the filing date of this Form 10-Q, we were not in compliance with certain financial covenants of such agreements. As a result, we have classified all of the bank loan facilities as current liabilities in the accompanying balance sheet as of March 31, 2002.

4. ACQUISITION OF MRM AND PRO FORMA INFORMATION

    Effective July 6, 2001, the Company completed its acquisition of MRM as per the Merger Agreement. The transaction has been accounted for under the purchase method of accounting in accordance with Statements of Financial Accounting Standards No. 141 and No. 142. The Company has used July 1, 2001 as the effective date of the recording the transaction. Results of MRM's operations for the period July 1, through July 6, 2001 were not material.

    The following pro forma results of operations are presented to illustrate the effect of the acquisition on the historical operating results of Emergent Group Inc. for the three months ended March 31, 2001. These pro forma results of operations give effect to the acquisition as if it occurred as of January 1, 2002 and include MRM and its affiliates operating results for that period. All intercompany transactions have been eliminated.

                                                              March 31,
                                                                2001
                                                           -------------
                                                         ($ in thousands,
                                                     except loss per share data)

                  Net revenues                                $ 2,712
                  Net loss                                    $(1,604)
                  Basic and diluted loss per share            $ (0.03)

                  Pro forma weighted average shares            49,807

    The pro forma results of operations are based on management's current estimates and may not be indicative of the results of operations that actually would have occurred if the transaction had been completed at the dates indicated.

5. LEGAL PROCEEDINGS

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

General Electric

Beginning in 1999, the Company's subsidiaries entered into 39 personal property sales contracts to purchase from General Electric certain medical imaging equipment. The total amount the Company owed to General Electric as of May 21, 2002 was $2,399,487. The Company reached a settlement with General Electric in June 2002 and entered into a Stipulation of Settlement for entry of judgment which would be filed in Superior Court of the State of California, County of Los Angeles only if there is a default which is not cured. Pursuant to the settlement agreement, the Company agreed to return certain equipment to General Electric and to made sixty (60) monthly payments of $18,013 for a total of $1,080,781. In the event the Company fails to make all required payments when due, and an event of default occurs which is not cured, the Company would owe General Electric the original due at the date of settlement under such 39 personal sales contracts. The Company is current in making all required payments under the settlement agreement.

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

Paige Amans

On October 18, 2002, a former employee of the Company commenced a legal proceeding in the Superior Court of California, County of Los Angeles against the Company, its subsidiaries, and an officer of the Company. The Complaint contains three causes of action as follows: (1) discrimination on the basis of her sex in violation of the California Fair Employment and Housing Act (California Government Code Section 12940); breach of contract; and breach of the implied covenant of good faith and fair dealing. Plaintiff alleges that she was discriminated against in the terms and conditions of her employment, transferred, and ultimately wrongfully terminated because of her sex (female) and due to alleged favoritism towards another female employee at the Company. Plaintiff also claims that her termination breached an implied contract of employment to terminate her only for "good cause", including violation of the implied covenant of good faith and fair dealing inherent in contracts. The Plaintiff seeks actual, incidental, consequential, and general damages in an unspecified amount, punitive damages, costs and attorneys' fees. The Company disputes the merit of Plaintiff's Complaint and intends to vigorously defend against this lawsuit.

In addition to the matters noted above, from time to time, we may become involved in litigation arising out of operations in the normal course of business. As of March 31, 2002 and as of January 27, 2003, we are not a party to any pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results or financial position.

6. RELATED PARTY TRANSACTIONS

In December 2002, the Company entered into a consulting agreement with the current Chief Executive Officer and his company, JIMA Management. The agreement related to the provision of consulting services during the period from July 2001 to March 2002 in exchange for a monthly fee of $10,000, payable in 2003. As of March 31, 2002, the Company has accrued $10,000 with regard to these services rendered.

During the quarter ended March 31, 2002 the Company billed $288,000 to affiliated companies for management fees. The Company also incurred expenses on behalf of the affiliated companies.

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

Subsequent to December 31, 2001, the Company maintained that the consulting firm had satisfied a significant portion of the funding needs. In connection with this funding and also the employment agreements discussed below, 11,502,970 shares of the Company's common stock were issued to the two principal officers of the consulting company, representing a 17.5% stockholding of the Company's fully diluted shares outstanding.

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

7. SUBSEQUENT EVENTS

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

The Company issued to employees options to purchase 5,927,854 shares of common stock under the 2002 Plan. The options have a ten-year term and are exercisable at $0.01 per share. Generally, one-fifth of each issuance vests over five consecutive years. As of December 2002, options to purchase 1,389,271 shares of common stock were cancelled due to employee terminations.

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

The Company issued options to purchase 150,000 shares of common stock to a former officer of MRM as part of a settlement agreement for the termination of a consulting contract entered in January 2000 and subsequently amended in August 2001. In addition to the options, the consultant also received $35,000 in exchange for the cancellation of the contract. The options vest between December 2002 and December 2012 at an exercise price of $0.01 per share.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information contained in this Form 10-Q and documents incorporated herein by reference are intended to update the information contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and such information presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors" and other information contained in such Form 10-K and other Company filings with the Securities and Exchange Commission ("SEC").

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, and actual results could be significantly different than those discussed in this Form 10-Q. Certain statements contained in Management's Discussion and Analysis, particularly in "Liquidity and Capital Resources," and elsewhere in this Form 10-Q are forward-looking statements. These statements discuss, among other things, expected growth, future revenues and future performance. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. The forward-looking statements are subject to risks and uncertainties including, without limitation, the following: (a) changes in levels of competition from current competitors and potential new competition,
(b) possible loss of significant customer(s), (c) the Company's ability to reach favorable settlements with its major creditors and its ability to meet the terms and conditions of its renegotiated debt and lease obligations, and (d) changes in availability or terms of working capital financing from vendors and lending institutions. The foregoing should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us. All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company on the date thereof, and the Company assumes no obligation to update any forward-looking statements.

Overview

Emergent Group Inc. ("Emergent") is the parent company of Medical Resources Management, Inc. ("MRM"), its wholly owned and only operating subsidiary. MRM primarily conducts its business through its wholly owned subsidiary Physiologic Reps ("PRI"). Emergent, MRM and PRI are referred to collectively hereinafter as the "Company." All references to MRM include PRI unless the context indicates otherwise. PRI is a provider of mobile surgical equipment, on a fee for service basis to hospitals; surgical care centers, and other health care providers. PRI provides mobile lasers and other surgical equipment with technical support required to ensure the equipment is working correctly. PRI also provides a limited amount of non-surgical equipment on a rental basis to hospitals and surgery centers, although PRI is discontinuing this area of business in order to focus on its core surgical equipment rental/services business.

Merger with Medical Resources Management, Inc.

Effective July 6, 2001, the Emergent Group Inc. completed its acquisition of Medical Resources Management, Inc. ("MRM") as per the Merger Agreement. The transaction has been accounted for under the purchase method of accounting in accordance with Statements of Financial Accounting Standards No. 141 and No.
142. The Company has used July 1, 2001 as the effective date of the recording the transaction. Results of MRM's operations for the period July 1, through July 6, 2001 were not material.

Critical Accounting Policies

Our discussion and analysis of our financial conditions and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements require managers to make estimates and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our financial statements.

Revenue Recognition. We are required to make judgments based on historical experience and future expectations, as to the realizability of goods and services billed to our customers. These judgments are required to assess the propriety of the recognition of revenue based on Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," and related guidance. We make such assessments based on the following factors: (a) customer-specific information, and (b) historical experience for issues not yet identified.

Inventory Valuation. We are required to make judgments based on historical experience and future expectations, as to the realizability of our inventory. We make these assessments based on the following factors: (a) existing orders and usage, (b) age of the inventory, and (c) historical experience.

Property and Equipment. We are required to make judgments based on historical experience and future expectations, as to the realizability of our property and equipment. We made these assessments based on the following factors: (a) the estimated useful lives of such assets, (b) technological changes in our industry, and (c) the changing needs of our customers.

Results of Operations

The following table sets forth certain selected unaudited condensed consolidated income statement data for the periods indicated in thousands of dollars and as a percentage of total net revenues. The following discussion relates to our results of operations for the periods noted and are not necessarily indicative of the results expected for any other interim period or any future fiscal year. In addition, we note that the period-to-period comparison may not be indicative of future performance due to the fact that the Company did not have any revenues for the three months ended March 31, 2001. Emergent did not have an operating business until the acquisition of MRM in July 2001.

Results of Operations


($ in thousand)

                                                       Three Months Ended
                                                            March 31,
                                                   ----------------------------
                                                     2002      %       2001      %
                                                   ----------       -----------
Revenue                                               $2,502   100%        $ -     -
Cost of goods sold                                     1,414    57%          -     -
                                                        ----    ---       -----

Gross profit                                           1,088    43%          -     -
                                                           -
Selling, general, and administrative expenses            871    35%        412     -
                                                        ----    ---       -----
                                                                                   -
Income (Loss) from operations                            217     9%       (412)    -
                                                        ----    ---       -----

Other income (expense)                                                             -
    Net gain on forgiveness of debt                      227     9%                -
    Realized gain (loss) on investment securities          -     0%       (688)    -
    Interest expense                                    (154)   -6%          -     -
    Equity in net earnings of investment in limited                                -
       liability companies                                 7     0%          -     -
    Gain on disposal of property and equipment            81     3%          -     -
    Other Income (expense), net                           88     4%         34     -
                                                        ----    ---       -----
                                                                                   -
           Total other income (expense)                  249    10%       (654)    -
                                                        ----    ---       -----
                                                                                   -
Income (loss) before provision for income taxes          466    19%     (1,066)    -
Provision for income taxes                                -      -          -      -
                                                        ----    ---       -----

Net income (loss)                                        466    19%     (1,066)    -
                                                        ----    ---       -----
Other comprehensive gain, net of tax
    Unrealized gain on investment securities              -      0%          3     -
                                                        ----    ---       -----
Comprehensive income (loss)                           $  466    19%    $(1,063)
                                                      ======    ---    ========

Comparison of the Three Months ended March 31, 2002 to March 31, 2001

We generated revenues of $2,502,000 in 2002 compared to $0 in 2001. Revenues for 2002 were generated by MRM, which Emergent acquired in July 2001. Emergent conducted no significant operations, other than its investing activity prior to its acquisition of MRM. Revenues from surgical and cosmetic services represent approximately 69% and 20%, respectively, of total revenues for 2002. Revenues from medical equipment rentals comprised approximately 9% of revenues. Medical rental revenues, in terms of absolute dollars and as a percentage of total revenues, are expected to decrease in future periods as we wind down this area of our business in order to focus on our core mobile surgical equipment rental and technical services business.

Cost of revenues was $1,414,000 in 2002 compared to $0 for the same period in 2001 as such expenses were not incurred until the acquisition of MRM. Cost of revenues include payroll and related expenses for technicians, cost of disposables used in providing surgical and cosmetic services, depreciation and amortization and other expenses related to delivery of our mobile surgical equipment rental and technical services.

Gross margin was $1,088,000 for 2002 or 43% of net revenues. Gross margins will vary period-to-period depending upon a number of factors including mix of services, pricing, cost of disposables consumed during such procedures, contractual agreements and the like.

We began our debt restructuring efforts during the quarter ended March 31, 2002. Such efforts resulted in a net gain on forgiveness of debt of $227,000 as of March 31, 2002. We had no such activity during the quarter ended March 31, 2001.

Realized loss on investments was $0 in 2002 compared to a loss of $(688,000) in 2001. As discussed herein, Emergent was essentially a merchant banking firm prior to its acquisition of MRM in July 2001. Emergent ceased such activities concurrent with its acquisition of MRM in July 2001 in order to focus on MRM's mobile surgical equipment rental and services business.

Net interest expense of $154,000 was incurred in 2002 compared to $0 in 2001. Interest expense primarily relates to MRM's note and lease obligations. Net interest expense is expected to decrease as a percentage of revenue in future quarters as we continue our debt restructuring efforts.

Gain on disposal of property and equipment was $81,000 for the quarter ended March 31, 2002 compared to $0 in 2001. As discussed herein, we began to wind down our medical equipment rental business in late 2001 in order to focus resources on development of our mobile surgical equipment rental and services business. In this regard we began to dispose of our medical rental equipment. Equipment with a net book value of $31,000 was sold during the quarter resulting in net proceeds of $112,000 and a net gain of $81,000.

Other income was $88,000 in 2002 compared to $34,000 in 2001. The increase of $54,000 in other income in 2002 primarily relates to proceeds of an insurance settlement relating to equipment damaged in an accident during the first quarter.

Net income (loss) was $466,000 in 2002 compared to a loss of $(1,066,000) in 2001. No provision for income taxes is provided for in 2002 due to the availability of net operating loss carryforwards to offset against state and Federal taxes on such income.

Liquidity and Capital Resources

Our consolidated financial statements have been prepared on a going-concern basis that contemplates the realization of assets and satisfaction of liabilities in the normal course of our business. During the first quarter of 2002 the Company was in default on most of its note and lease obligations due to delinquent principal and interest payments. In order to avoid ceasing our operations or a possible bankruptcy filing and in an effort to improve our financial condition, during the first quarter of 2002 we began the process of renegotiating substantially all of our outstanding debt, lease, and trade obligations with our key creditors. As of March 31, 2002 we had renegotiated notes and lease obligations with principal balances outstanding as of December 31, 2001 of approximately $1.1 million and have recorded net gains on forgiveness of debt of $227,000. Further, as of December 31, 2002, we have substantially completed our debt restructuring efforts whereby we have renegotiated outstanding note and lease obligations with principal balances outstanding as December 31, 2001 of approximately $5.1 million and have recorded $2.1 million in net gains on forgiveness of debt. The restructured debt and lease obligation agreements provide in some cases for the return of equipment used to collateralize such obligations, if applicable, and certain periodic and monthly installments for the balance of such obligations. In connection with our renegotiations with creditors we returned equipment with a net book value of approximately $638,000 as of March 31, 2002. Generally, in the event of default by the Company we are required to repay all amounts previously forgiven and all amounts then outstanding are accelerated and become immediately due and payable. In addition, as of March 31, 2002 and December 31, 2002 we have renegotiated outstanding trade debt with our vendors in the amount of $30,000 and $446,000, respectively, and have recorded net gains on forgiveness of vendor debt in the amount of $12,000 and $335,000, respectively. As of the filing date of this Quarterly Report on Form 10Q we are in compliance with the terms and conditions of our renegotiated debt agreements. However, as of December 31, 2002 the Company continues to be in default under certain note and lease obligations with aggregate principal balances outstanding of $162,000. We intend to continue negotiations with these creditors until these disputes are resolved and satisfactory resolutions are reached. No assurances can be given that these negotiations will be completed on terms satisfactory to the Company, if at all.

At December 31, 2001 we had a bank loan (the "Bank Term Loan") outstanding in the amount of $867,000. The loan agreement, as amended, provides for monthly payments of principal of $33,333 and interest at the prime rate plus 4.00%. Pursuant to the loan agreement principal and interest are due in 60 monthly installments through May 2004. As of December 31, 2001 and March 31, 2002 we were in default under the loan agreement and as a result all principal and interest were accelerated and became immediately due and payable. However, during November 2002, in connection with the renegotiation of our debt obligations the due date for the principal and interest was extended to March 31, 2003. In addition, the lender has agreed to accept reduced principal payments of $16,667 per month through March 31, 2003. The Company assumed this loan obligation in July 2001 in connection with its acquisition of MRM. We also have an outstanding bank line of credit (the "Bank Line of Credit") in the amount of $1,109,000 with the same lender. This Bank Line of Credit provides for interest at the prime rate, plus 2.75%, with borrowings based upon eligible accounts receivable as defined. The amount outstanding under the Bank Line of Credit exceeded the eligible borrowing base as of December 31, 2001 and March 31, 2002 and the Company was in default under the credit agreement. As a result this facility is not available for use as of the filing date of this Quarterly Report on Form 10-Q. We have agreed with the lender to pay down the Bank Line of Credit using 50% of proceeds from the sale of medical rental equipment, not pledged to other lenders, as such transactions occur. No amounts have been repaid from such sales as of December 31, 2002. The Bank Line of Credit has been extended to March 31, 2003. The Company intends to continue its renegotiation efforts with the lender in order to reach favorable repayment terms and conditions regarding these two bank credit facilities. No assurances can be given that these negotiations will be completed on terms satisfactory to the Company, if at all.

The Bank Line of Credit and Bank Term Loan prohibit the payment of cash dividends and require us to maintain certain levels of net worth and to generate certain ratios of cash flows to debt service. Notwithstanding the modified terms and conditions of the Bank Line of Credit and Bank Term Loan as discussed above, as of March 31, 2002 and as of the filing date of this Form 10-Q, we were not in compliance with certain financial covenants of such agreements. As a result, we have classified all of the bank loan facilities as current liabilities in the accompanying balance sheet as of March 31, 2002.

The Company had cash and cash equivalents of $653,000 at March 31, 2002. Cash provided by operating and investing activities for the quarter ended March 31, 2002 was $387,000. Such increase in cash primarily related to net income of $466,000, depreciation and amortization of $154,000 and proceeds from the sale of property and equipment of $112,000, offset by total gains on forgiveness of debt and sale of property equipment of $308,000. Cash used in financing activities was $216,000 due to principal payments on capital lease obligations of $78,000 and the repayment of bank overdrafts of $138,000.

Net cash used in operating activities for the three months ended March 31, 2001 was $266,000, which primarily related to the net loss of $(1,063,000) offset by a realized loss on investments of $688,000 and an increase in accounts payable and accrued expenses of $106,000. Net cash used in investing activities was $175,000 that related to the purchase of investments.

Our auditors have included an explanatory paragraph relating to our ability to continue as a going concern as of and for the year ended December 31, 2001, in their Report of Independent Certified Public Accountants which is included our Annual Report on Form 10-K. For the year ended December 31, 2001, we incurred a net loss of $(9,720,221). The net loss for 2001 included impairment charges for property and equipment, and goodwill of $3,732,223 and $687,906, respectively. Our accumulated deficit amounted to $(11,288,041) at December 31, 2001. Our auditors considered these factors, among others, to raise doubt about our ability to continue as a going concern. Recovery of our assets in the normal course of business is dependent upon future events, the outcome of which is indeterminable.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company is not exposed to financial market risks from changes in foreign currency exchange rates or changes in interest rates. The Company does not use currency exchange rates or changes in interest rates. The Company does not use derivative financial instruments.

The Company's debt obligations are primarily fixed rate, with the exception of its working capital loans. If the Company were to pursue re-financing of its fixed rate debt or lease obligations, it could potentially be exposed to changes in interest rates.

                           PART II. OTHER INFORMATION


Item 1.           Legal Proceedings:

     Reference is made to Note 5 of the Notes to Consolidated Financial Statements for a description of certain legal proceedings.

Item 2.           Changes in Securities.

        (a) Not applicable. (b) Not applicable.
        (c) Recent Sales of Unregistered Securities

Since January 1, 2001, the Company made the following sales or issuances of unregistered securities:


-------------- ------------------ -------------- ------------------------- -------------------- ----------------------

                                                 Consideration Received
                                                 and Description of
                                                 Underwriting or Other
                                                 Discounts to Market                            If Option, Warrant
                                                 Price or Convertible                           or Convertible
                                                 Security, Afforded to     Exemption from       Security, terms of
                                                 Purchasers                Registration         exercise or
               Title of Security  Number Sold                              Claimed              conversion
Date of Sale
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
12/30/02       Common Stock       11,502,970     Services rendered; no     Section 4(2)         Not applicable.
                                                 commissions paid
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
12/30/02       Common Stock       4,361,000 (1)  Options granted under     This stock option    10-year Options were
                                                 2002 Stock Option Plan;   plan will be         granted to 11
                                                 no cash received; no      registered on a      employees, directors
                                                 commissions paid          Form S-8             and consultants  and
                                                                           Registration         at $.01 per share;
                                                                           Statement shortly    Options generally
                                                                           after the filing     vest in five equal
                                                                           of this Form 10-K    annual installments
                                                                           and other required   commencing on the
                                                                           Exchange Act         date of grant expire
                                                                           Reports.             ten years from date
                                                                                                of grant.
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
12/30/02       Common Stock       30,000         Warrants granted in       Section 4(2)         Warrants exercisable
                                                 connection with debt                           at anytime $.01 per
                                                 forgiveness; no cash                           share through
                                                 received; no                                   2/28/05.
                                                 commissions paid
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
5/01           Common Stock       237,874        Conversion of             Section 4(2)         Not applicable
                                                 outstanding debt; no
                                                 commissions paid
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
5/21/02        Common Stock       6,195,880 (1)  Options granted under     This stock option    10-year Options were
                                                 2002 Stock Option Plan;   plan will be         granted to
                                                 no cash received; no      registered on a      employees/consultants
                                                 commissions paid          Form S-8             at $.01 per share;
                                                                           Registration         Options generally
                                                                           Statement shortly    vest in five equal
                                                                           after the filing     annual installments
                                                                           of this Form 10-K    commencing on the

                                                                           and other required   date of grant and
                                                                           Exchange Act         expire ten years
                                                                           Reports.             from date of grant.
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
11/1/01        Common Stock           970,000    Options granted under     This stock option    Options vest over a
                                  (2)            2001 Stock Option Plan;   plan will be         period of three
                                                 no cash received; no      registered on a      years, exercisable
                                                 commissions paid          Form S-8             at $1.00 per share,
                                                                           Registration         and expire on December
                                                                           Statement shortly    31, 2005.
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

     (1) Total options of 1,389,271 issued under the 2002 Plan were cancelled as of December 31, 2002 due to employee terminations.

     (2) Total options of 385,000 issued under the 2001 Plan were cancelled as of December 31, 2002 due to employee terminations. In addition, the authorized number of shares issuable under the Plan was reduced to 585,000.

         (d) Not applicable.

Item 3.           Defaults Upon Senior Securities:

         (a) Reference is made to Note 3 in the Notes to Financial Statements for a description of certain defaults of the Company on most of its note and lease obligations due to delinquent principal and interest payments.

         (b) The Company is not in arreage in the payment of dividends with respect to any class of securities.

 Item 4.Submissions of Matters to a Vote of Security Holders: None

                  During the quarter ended March 31, 2002, no matter was submitted to a vote of security holders.

Item 5.           Other Information:
                  -----------------

                  On or about the filing date of this Form 10-Q for the quarter ended March 31, 2002, the Company filed its Form 10-K for its fiscal year ended December 31, 2001, Form 10-Q for the quarter ended June 30, 2002 and Form 10-Q for the quarter ended September 30, 2002. The information contained in each of the foregoing reports which have been filed contemporaneously with the filing of this Form 10-Q are incorporated herein by reference and provide additional information which should be read together with this report.

Item 6.           Exhibits and Reports on Form 8-K:

(a)      Exhibits

Number   Exhibit           Description
------   -----------------          -------------

2.1 Agreement and Plan of Reorganization and Merger, dated as of January 23, 2001, among MRM, Registrant and MRM Acquisition Inc. (1)
2.2      Agreement to transfer equity dated August 10, 2000. (3)
3.1      Articles of Incorporation of Registrant. (5)
3.2      Amendment to Articles of Incorporation.(5)
3.3      By-laws of Registrant.(5)
10.1     Consulting Agreement dated October 15, 2001 with BJH Management LLC.(4)
10.2     Stock Issuance Agreement dated December 30, 2002 with BJH Management
         LLC.(4)
10.3     Employment Agreement dated December 30, 2002 with Bruce J. Haber.(4)
10.4     Employment Agreement dated December 30, 2002 with Louis Buther.(4)
10.5 Consulting Agreement dated December 30, 2002 with JIMA Management LLC and Mark Waldron.(4)
10.6 Consulting Agreement dated September 1, 2001 with Howard Waltman, which was terminated by the Company on December 19, 2002.(4)
10.7 Consulting Agreement dated September 1, 2001 with Paula Fong, which was terminated by the Company on December 19, 2002.(4)
10.8     Facility Lease - Glendale, California(4)
10.9     Settlement Agreement with Al Guadagno. (4)
10.10    Settlement Agreement with Richard Whitman.(4)
10.11 Consulting Agreements and Settlement Agreement with Tahoe Carson Management Consulting.(4)
10.12 Employment Agreement - Calvin Yee, approved by the board on November 1, 2001.(4)
10.13    Engagement Letter - William M. McKay.(4)
11.1 Statement re: computation of per share earnings (see consolidated financial statements and notes thereto).
---------------------------

     (1) Filed as an exhibit to the Registrant's Current Report on Form 8-K, dated January 29, 2001 and incorporated herein by reference.

     (2) Filed as an exhibit to the Registrant's Form 10-K for its fiscal year ended December 31, 2000.

     (3) Incorporated by reference to the Registrant's Form 8-K - August 31, 2000 (date of earliest event).

     (4) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2001.

     (5) Incorporated by reference to the Registrant's Form S-4 Registration Statement filed May 8, 2001.

         (b) Reports on Form 8-K.

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


                                                   EMERGENT GROUP INC.



Date:    January 27, 2003                        By: /s/ Mark Waldron
                                                --------------------------------
                                                     Mark Waldron, President and
                                                         Chief Executive Officer



Date:    January 27, 2003                        By: /s/ William M. McKay
                                                --------------------------------
                                                      William M. McKay,
                                                         Chief Financial Officer

                                  CERTIFICATION

     I, Mark Waldron, Chief Executive Officer of the Registrant, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Emergent Group Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date:  January 27, 2003                              /s/ Mark Waldron
                                                     ----------------
                                                     Mark Waldron,
                                                     Chief Executive Officer

                                  CERTIFICATION

     I, William M. McKay, Chief Financial Officer of the Registrant, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Emergent Group Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.




Date:  January 27, 2003                              /s/ William M. McKay
                                                     --------------------
                                                     William M. McKay,
                                                     Chief Financial Officer