Form 10-Q
period 2002-06-30
EMERGENT GROUP INC/NY
filed 2003-01-31
CIK 1021097

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       -----------------------------------

                                    FORM 10-Q

                       -----------------------------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2002

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

                               EMERGENT GROUP INC.

                           FORM 10-Q Quarterly Report

                                Table of Contents




Page

PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements
              Condensed Consolidated Balance Sheets as of June 30, 2002 (unaudited)
                   and December 31, 2001                                                                   3

              Unaudited Condensed Consolidated Statements of Operations for the Three
                 and Six Months Ended June 30, 2002 and 2001                                               4

              Unaudited Condensed Consolidated Statements of Cash Flows for the Six
                 Months Ended June 30, 2002                                                                5

              Notes to the Unaudited Condensed Consolidated Financial Statements                           7

   Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations       13

   Item 3.    Quantitative and Qualitative Disclosure About Market Risk                                   18


PART II.  OTHER INFORMATION

   Item 1.    Legal Proceedings                                                                           19

   Item 2.    Changes in Securities                                                                       19

   Item 3.    Defaults Upon Senior Securities                                                             20

   Item 4.    Submissions of Matters to a Vote of Security Holders                                        20

   Item 5.    Other Information                                                                           20

   Item 6.    Exhibits and Reports on Form 8-K                                                            21


Signatures                                                                                                22


                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

                      Emergent Group Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                      June 30,       December 31,
                                                                        2002             2001
                                                                   ---------------- ---------------
                              ASSETS

Current assets
     Cash                                                                  $ 1,186           $ 482
     Accounts receivable, net                                                1,179           1,455
     Due from related parties, net                                              44              38
     Investment securities                                                       -             267
     Inventories, net                                                          470             545
     Prepaid expenses                                                          183             207
     Income tax receivable                                                       5               5
     Assets held for sale                                                      419           1,939
                                                                   ---------------- ---------------

           Total current assets                                              3,486           4,938

Equity investment in limited liability companies                                70              56
Property and equipment, net                                                  1,691           2,000
Goodwill, net                                                                2,880           2,880
Deposits and other assets, net                                                 168             261

                                                                   ---------------- ---------------
Total assets                                                               $ 8,295        $ 10,135
                                                                   ================ ===============

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Book overdraft                                                              -             146
     Line of credit                                                          1,109           1,109
     Current portion of capital lease obligations                              866           1,726
     Current portion of notes payable                                        1,365           1,773
     Convertible notes payable                                                 100             100
     Accounts payable                                                          595             943
     Accrued expenses                                                        1,004             979
                                                                   ---------------- ---------------

        Total current liabilities                                            5,039           6,776

Capital lease obligations, net of current portion                              781           1,183
Notes payable, net of current portion                                          743           1,702
                                                                   ---------------- ---------------

           Total liabilities                                                 6,563           9,661

Shareholders' equity
     Preferred stock, $0.001 par value, non-voting 10,000,000
        shares authorized, no shares issued and outstanding                      -               -
     Common stock, $0.001 par value, 100,000,000 shares authorized
        53,044,821 shares issued and outstanding                                53              53
     Additional paid-in capital                                             13,442          13,442
     Accumulated other comprehensive loss                                        -          (1,733)
     Accumulated deficit                                                   (11,763)        (11,288)
                                                                   ---------------- ---------------

              Total shareholders' equity                                     1,732             474

                                                                   ---------------- ---------------
 Total liabilities and shareholders' equity                         $        8,295        $ 10,135
                                                                   ================ ===============

     The accompanying notes are an integral part of these condensed financial statements.

                      Emergent Group Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations


                                                           Three Months Ended           Six Months Ended
                                                      ----------------------------- --------------------------
                                                                June 30,                    June 30,
                                                           2002          2001          2002          2001
                                                      ----------------------------- ------------ -------------
Revenue                                                      $ 2,198           $ -      $ 4,700           $ -
Cost of goods sold                                             1,392             -        2,806             -
                                                      ----------------------------- ------------ -------------

Gross profit                                                     806             -        1,894             -

Selling, general, and administrative expenses                    845           525        1,715           936
                                                      ----------------------------- ------------ -------------

Income (Loss) from operations                                    (39)         (525)         179          (936)

Other income (expense)
     Net gain on forgiveness of debt                             824                      1,050
     Realized gain (loss) on investment securities            (1,733)         (783)      (1,733)       (1,471)
     Interest expense                                           (129)            -         (283)            -
     Equity in net earnings of investment in limited
         liability companies                                      (1)            -            6             -
     Gain on disposal of property and equipment                  132             -          213             -
     Other Income (expense), net                                   6            16           93            49
                                                      ----------------------------- ------------ -------------

            Total other income (expense)                        (901)         (767)        (654)       (1,422)
                                                      ----------------------------- ------------ -------------

Loss before provision for income taxes                          (940)       (1,292)        (475)       (2,358)
Provision for income taxes                                         -             -            -             -
                                                      ----------------------------- ------------ -------------

Net loss                                                        (940)       (1,292)        (475)       (2,358)
Other comprehensive gain (loss), net of tax
     Unrealized gain (loss) on investment securities               -           134            -           137
                                                      ----------------------------- ------------ -------------

Comprehensive loss                                            $ (940)     $ (1,158)      $ (475)     $ (2,221)
                                                      ============================= ============ =============

Basic and diluted loss per share                             $ (0.02)      $ (0.03)     $ (0.01)      $ (0.05)
                                                      ============================= ============ =============

Weighted-average shares outstanding                           53,045        44,173       53,045        44,173
                                                      ============================= ============ =============

     The accompanying notes are an integral part of these condensed financial statements.

                      Emergent Group Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                ($ in thousands)

                                                                                   Six Months ended
                                                                        ---------------------------------
                                                                                       June 30,
                                                                                  2002             2001
                                                                        ---------------     -------------
Cash flows from operating activities
     Net loss                                                                    $ (475)        $ (2,358)
     Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
         Gain on disposal of property and equipment                                (213)               -
         Gain on forgiveness of debt                                             (1,050)               -
         Realized loss on investment securities                                   1,733            1,471
         Depreciation and amortization                                              312               73
         Write-off of loan fees, net                                                 76                -
         Equity in net gain of investment in limited liability companies             (6)               -
         Allowance for doubtful accounts                                              5                -
         (Increase) decrease in
            Accounts receivable                                                   1,099                -
            Inventory                                                                76                -
            Due from related party                                                 (589)             (97)
            Prepaid expenses                                                         23                -
            Deposits and other assets                                                 5              (56)
         Increase (decrease) in
            Accounts payable                                                       (429)               -
            Accrued expenses                                                        223               17
                                                                        ---------------     -------------

Net cash provided by (used in) operating activities                                 790             (950)
                                                                        ---------------     -------------

Cash flows from investing activities
     Investment in limited liability companies                                      (26)               -
     Purchase of property and equipment                                             (25)             (34)
     Proceeds from the sale of property and equipment                               268                -
     Proceeds from the sale of securities, net                                      267                -
     Purchase of securities, net                                                      -             (626)
                                                                        ---------------     -------------

Net cash provided by (used in) investing activities                                 484             (660)
                                                                        ---------------     -------------

Cash flows from financing activities
     Net change in book overdraft                                                  (145)               -
     Payments on notes payable                                                     (199)               -
     Payments on capital lease obligations                                         (226)               -
     Due to shareholders'                                                                            941
                                                                        ---------------     -------------

Net cash provided by (used in) financing activities                                (570)             941
                                                                        ---------------     -------------

Net increase (decrease) in cash                                                     704             (669)

Cash, beginning of period                                                           482              751
                                                                        ---------------     -------------

Cash, end of period                                                            $  1,186             $ 82
                                                                        ===============     =============

Supplemental disclosures of cash flow information:

     Interest paid and/or forgiven                                               $ 283              $ -
                                                                        ================    =============

     The accompanying notes are an integral part of these condensed financial statements.

Supplemental disclosures of non-cash investing and financing activities - During the six months ended June 30, 2002 the Company: billed $589,000 to affiliated companies for management fees. The Company also incurred expenses on behalf of the affiliated companies.







     The accompanying notes are an integral part of these condensed financial statements.

                               EMERGENT GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       BUSINESS

    Emergent Group Inc. ("Emergent") is the parent company of Medical Resources Management, Inc. ("MRM"), its wholly owned and operating subsidiary. Emergent acquired MRM in July 2001 as per an Agreement and Plan of Reorganization of Merger ("Merger Agreement"), dated January 23, 2001. MRM primarily conducts its business through its wholly owned subsidiary Physiologic Reps ("PRI"). Emergent, MRM and PRI are referred to collectively hereinafter as the "Company." PRI is a provider of mobile surgical equipment on a fee for service basis to hospitals, surgical care centers and other health care providers. PRI also provides technical support required to ensure the equipment is working correctly. PRI provides a limited amount of non-surgical equipment on a rental basis to hospitals and surgery centers, although PRI is winding down this area of business in order to focus on its core surgical equipment rental/services business.

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

    The results of operations presented for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

    The Company's only operating subsidiary, MRM, has historically incurred operating losses. The consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2002 and December 31, 2001 the Company had a working capital deficits of $1.6 million and $1.8 million, respectively. For the three and six months ended June 30, 2002, the Company reported net losses of $(940,000) and $(475,000), respectively. There can be no assurances that once the Company completes its efforts to restructure its outstanding debt obligations, as discussed herein, that it will achieve positive operating results in future periods. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

      Reclassifications

      Certain amounts in the prior period have been reclassified to conform to the presentation for the three and six months ended June 30, 2002. The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in the Company's Form 10-K for the year ended December 31, 2001.

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

3. DEBT OBLIGATIONS AND PLAN OF RESTRUCTURE

    During the first and second quarters of 2002 the Company was in default on most of its note and lease obligations due to delinquent principal and interest payments. In order to avoid ceasing our operations or a possible bankruptcy filing, and in an effort to improve our financial condition, during the first quarter of 2002 we began the process of renegotiating substantially all of our outstanding debt, lease, and trade obligations with our key creditors. As of June 30, 2002 we had renegotiated notes and lease obligations with principal balances outstanding as of December 31, 2001 of approximately $3.4 million and have recorded net gains on forgiveness of debt and lease obligations of $914,000. Further, as of December 31, 2002 we have substantially completed our debt restructuring efforts whereby we have renegotiated outstanding note and lease obligations with principal balances outstanding as December 31, 2001 of approximately $5.1 million and have recorded approximately $2.1 million in net gains on forgiveness of debt. The restructured debt and lease obligation agreements provide in some cases for the return of equipment used to collateralize such obligations, if applicable, and certain periodic and monthly installments for the balance of such obligations. In connection with our renegotiations with creditors we returned equipment with a net book value of approximately $1.5 million during the six months ended June 30, 2002. Generally, in the event of default by the Company we are required to repay all amounts previously forgiven and all amounts then outstanding are accelerated and become immediately due and payable. In addition, as of June 30, 2002 and December 31, 2002, we have renegotiated outstanding trade debt with our vendors in the amount of $205,000 and $446,000, respectively, and have recorded net gains on forgiveness of vendor debt in the amount of $136,000 and $335,000, respectively. As of the filing date of this Quarterly Report on Form 10-Q, we are in compliance with the terms and conditions of our renegotiated debt agreements. However, as of December 31, 2002 the Company continues to be in default under certain note and lease obligations with aggregate principal balances outstanding of $162,000. We intend to continue negotiations with these creditors until these disputes are resolved and satisfactory resolutions are reached. No assurances can be given that these negotiations will be completed on terms satisfactory to the Company, if at all.

    At June 30, 2002 we had a bank loan (the "Bank Term Loan") outstanding in the amount of $709,000. The loan agreement, as amended, provides for monthly payments of principal of $33,333 and interest at the prime rate plus 4.00%. Pursuant to the loan agreement principal and interest are due in 60 monthly installments through May 2004. As of December 31, 2001 and June 30, 2002 we were in default under the loan agreement and as a result all principal and interest were accelerated and became immediately due and payable. However, during November 2002, in connection with the renegotiation of our debt obligations the due date for the principal and interest was extended to March 31, 2003. In addition, the lender has agreed to accept reduced principal payments of $16,667 per month through March 31, 2003. The Company assumed this loan obligation in July 2001 in connection with its acquisition of MRM. We also have an outstanding bank line of credit (the "Bank Line of Credit") in the amount of $1,109,000 with the same lender. This Bank Line of Credit provides for interest at the prime rate, plus 2.75%, with borrowings based upon eligible accounts receivable as defined. The amount outstanding under the Bank Line of Credit exceeded the eligible borrowing base as of December 31, 2001 and June 30, 2002 and the Company was in default under the credit agreement. As a result this facility is not available for use as of the filing date of this Quarterly Report on Form 10Q. We have agreed with the lender to pay down the Bank Line of Credit using 50% of proceeds from the sale of medical rental equipment, not pledged to other lenders, as such transactions occur. No amounts have been repaid from such sales as of December 31, 2002. The Bank Line of Credit has been extended to March 31, 2003. The Company intends to continue its renegotiation efforts with the lender in order to reach favorable repayment terms and conditions regarding these two bank credit facilities. No assurances can be given that these negotiations will be completed on terms satisfactory to the Company, if at all.

    The Bank Line of Credit and Bank Term Loan prohibit the payment of cash dividends and require us to maintain certain levels of net worth and to generate certain ratios of cash flows to debt service. Notwithstanding the modified terms and conditions of the Bank Line of Credit and Bank Term Loan as discussed above, as of June 30, 2002 and as of the filing date of this Form 10-Q, we were not in compliance with certain financial covenants of such agreements. As a result, we have classified all of the bank loan facilities as current liabilities in the accompanying balance sheet as of June 30, 2002.

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

    The following pro forma results of operations are presented to illustrate the effect of the acquisition on the historical operating results of Emergent Group Inc. for the three and six months ended June 30, 2001. These pro forma results of operations give effect to the acquisition as if it occurred as of January 1, 2001 and include MRM and its affiliates operating results for that period. All intercompany transactions have been eliminated.

Pro Forma Results of Operations

                                                    Three Months    Six Months
                                                      Ended           Ended
                                                     June 30,        June 30,
                                                      2001             2001
                                                 --------------- --------------
                                           ($ in thousand except loss per share)

        Net revenues                                $ 2,996        $ 5,707

        Net loss                                    $(2,794)       $(4,401)

        Basic and diluted loss per share            $ (0.06)       $ (0.09)

        Pro forma weighted average shares            49,807         49,807


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

General Electric

Beginning in 1999, the Company's subsidiaries entered into 39 personal property sales contracts to purchase from General Electric certain medical imaging equipment. The total amount the Company owed to General Electric as of May 21, 2002 was $2,399,487. The Company reached a settlement with General Electric in June 2002 and entered into a Stipulation of Settlement for entry of judgment which would be filed in Superior Court of the State of California, County of Los Angeles only if there is a default which is not cured. Pursuant to the settlement agreement, the Company agreed to return certain equipment to General Electric and to made sixty (60) monthly payments of $18,013 for a total of $1,080,781. In the event the Company fails to make all required payments when due, and an event of default occurs which is not cured, the Company would owe General Electric the original due at the date of settlement under 39 personal sales contracts. The Company is current in making all required payments under the settlement agreement.

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

In addition to the matters noted above, from time to time, we may become involved in litigation arising out of operations in the normal course of business. As of June 30, 2002 and as of January 27, 2003, we are not a party to any pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results or financial position.

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

The Company issued to employees options to purchase 5,927,854 shares of common stock under the 2002 Plan. The options have a ten-year term and are exercisable at $0.01 per share. Generally, one-fifth of each issuance vests over five consecutive years. In addition, total options to purchase 268,026 were issued to two consultants as the same terms as those issued to employees.

The Company issued warrants to purchase 30,000 shares of common stock to a vendor in exchange for the forgiveness of debt of $3,100. These warrants vest between February 2002 and February 2005.

7. RELATED PARTY TRANSACTIONS

In December 2002, the Company entered into a consulting agreement with the current Chief Executive Officer and his company, JIMA Management. The agreement related to the provision of consulting services during the period from July 2001 to March 2002 in exchange for a monthly fee of $10,000, payable in 2003. During the six months ended June 30, 2002, the Company has accrued $10,000 with regard to these services rendered.

During the six months ended June 30, 2002 the Company billed $589,000 to affiliated companies for management fees. The Company also incurred expenses on behalf of the affiliated companies.

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

8. SUBSEQUENT EVENTS

As of December 2002, options to purchase 1,389,271 shares of common stock were cancelled under the 2002 Plan due to employee terminations.

The Company issued options to purchase 351,000 shares of common stock to various employees under the 2002 Plan at an exercise price of $0.01 per share. The shares vest between December 2002 and December 2012.

The Company issued options to purchase 2,810,000 shares of common stock under the 2002 Plan to various consultants. The options vest between December 2002 and December 2012 at exercise prices ranging from $0.01 and $0.20 per share. Included in this issuance are options to the Company's former Chief Financial Officer to purchase 150,000 shares of common stock at an exercise price of $0.01 per share. These options vest between May 2003 and May 2012.

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

The Company cancelled options to purchase 351,343 shares of common stock under the 1996 Plan due to employee terminations as of December 31, 2002.

The Company cancelled options to purchase 370,000 shares of common stock under the 2001 Plan due to employee terminations as of December 31, 2002.

The Company entered in debt re-negotiations with capital lease and note payable holders, resulting in the forgiveness of $963,000 of debt and $228,000 of accrued interest charges. In connection with these transactions, property and equipment with a net book value of $10,000 was returned to capital lease and note payable holders, resulting in a net gain of $1,181,000.

The Company sold medical rental, and transportation equipment with an aggregate net book value of $449,000 and recognized a net loss of $49,000, after sales commissions.

The Company entered into debt re-negotiations with several vendors, resulting in the forgiveness of $199,00 of debt.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information contained in this Quarterly Report on Form 10-Q and documents incorporated herein by reference are intended to update the information contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and such information presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors" and other information contained in such Form 10-K and other Company filings with the Securities and Exchange Commission ("SEC").

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

Results of Operations

The following table sets forth certain selected unaudited condensed consolidated statement of operations data for the periods indicated in thousands of dollars and as a percentage of total revenues. The following discussion relates to our results of operations for the periods noted and are not necessarily indicative of the results expected for any other interim period or any future fiscal year. In addition, we note that the period-to-period comparison may not be indicative of future performance due to the fact that the Company not having any revenues for the three and six months ended June 30, 2001. Emergent did not have an operating business until the acquisition of MRM in July 2001.

($ in thousand)
                                                    Three Months Ended                Six Months Ended
                                                         June 30,                         June 30,
                                                ----------------------------      --------------------------
                                                  2002      %       2001      %     2002      %     2001      %
                                                ----------       -----------      ----------      ----------
Revenue                                           $ 2,198    100% $     -     -    $4,700     100% $     -    -
Cost of goods sold                                  1,392     63%       -     -     2,806      60%       -    -
                                                  --------   ---- --------         -------    ---- --------
Gross profit                                          806     37%       -     -     1,894      40%       -    -

Selling, general, and administrative expenses         845     38%     525     -     1,715      36%     936    -
                                                  --------   ---- --------         -------    ---- --------
Income (Loss) from operations                         (39)    -2%    (525)    -       179       4%    (936)   -

Other income (expense)                                                        -                               -
    Net gain on forgiveness of debt                   824     37%             -     1,050      22%            -
    Realized gain (loss) on investment securities  (1,733)   -79%    (783)    -    (1,733)    -37%  (1,471)   -
    Interest expense                                 (129)    -6%       -     -      (283)     -6%       -    -
    Equity in net earnings of investment in limited                           -                               -
       liability companies                             (1)     0%       -     -         6       0%       -    -
    Gain on disposal of property and equipment        132      6%       -     -       213       5%       -    -
    Other Income (expense), net                         6      0%      16     -        93       2%      49    -
                                                  --------   ---- --------         -------    ---- --------
           Total other income (expense)              (901)   -41%    (767)    -      (654)    -14%  (1,422)   -
                                                  --------   ---- --------         -------    ---- --------
Loss before provision for income taxes               (940)   -43%  (1,292)    -      (475)    -10%  (2,358)   -
Provision for income taxes                             -       -        -     -         -       -        -    -
                                                  --------   ---- --------         -------    ---- --------
Net loss                                           $ (940)   -43  $(1,292)    -    $ (475)    -22% $(2,358)   -
                                                  ========   ==== ========         =======    ==== ========


Comparison of the Three Months Ended June 30, 2002 to June 30, 2001

We generated revenues of $2,198,000 in 2002 compared to $0 in 2001. Revenues for 2002 were generated by MRM, which Emergent acquired in July 2001. Emergent conducted no significant operations, other than its investing activity prior to its acquisition of MRM. Revenues from surgical and cosmetic services represent approximately 73% and 19%, respectively, of total revenues for 2002. Revenues from medical equipment rentals comprised approximately 6% of revenues. Medical rental revenues, in terms of absolute dollars and as a percentage of total revenues, are expected to decrease in future periods as we wind down this area of our business in order to focus on our core mobile surgical equipment rental and service business.

Cost of revenues was $1,392,000 in 2002 compared to $0 for the same period in 2001 as such expenses were not incurred until the acquisition of MRM. Cost of revenues include payroll and related expenses for technicians, cost of disposables used in providing surgical and cosmetic services, depreciation and amortization and other expenses primarily related to delivery of our mobile surgical equipment rental and technical services.

Gross margin was $806,000 for 2002 or 37% of revenues. Gross margins will vary period-to-period depending upon a number of factors including mix of services, pricing, cost of disposables consumed during such procedures, contractual agreements and the like.

We began our debt restructuring efforts during the first quarter of 2002. Such efforts resulted in a net gain on forgiveness of debt of $824,000 for the quarter ended June 30, 2002. We had no such activity during the quarter ended June 30, 2001.

Realized loss on investments was $1,733,000 in 2002 compared to a loss of $783,000 in 2001. As discussed herein, Emergent was essentially a merchant banking firm prior to its acquisition of MRM in July 2001. Emergent ceased such activities concurrent with its acquisition of MRM in July 2001 in order to focus on MRM's mobile surgical equipment rental and services business. The realized loss in 2002 and 2001 relate to investments made by Emergent in connection with such merchant banking activities in 2000.

Net interest expense of $129,000 was incurred in 2002 compared to $0 in 2001. Interest expense primarily relates to MRM's note and lease obligations. Net interest expense is expected to decrease as a percentage of revenue in future quarters as we continue our debt restructuring efforts.

Gain on disposal of property and equipment was $132,000 for the quarter ended June 30, 2002 compared to $0 in 2001. As discussed herein, we began to wind down our medical equipment rental business in late 2001 in order to focus resources on development of our mobile surgical equipment rental and services business. In this regard we began to dispose of our medical rental equipment. Equipment with a net book value of $24,000 was sold during the quarter resulting in net proceeds of $156,000 and a net gain of $132,000.

Other income was $6,000 in 2002 compared to $16,000 in 2001. The net decrease of $10,000 in other income in 2002 primarily relates to the write-off of certain loan costs in 2002.

Net loss was $(940,000) in 2002 compared to a loss of $(1,292,000) in 2001. No provision for income taxes is provided for in 2002 and 2001 due to the net losses incurred for such periods.

Comparison of Six Months Ended June 30, 2002 to June 30, 2001

We generated revenues of $4,700,000 in 2002 compared to $0 in 2001. As noted above, revenues for 2002 were generated by MRM, which Emergent acquired in July 2001. Emergent conducted no significant operations, other than its investing activity prior to its acquisition of MRM. Revenues from surgical and cosmetic services represent approximately 71% and 19%, respectively, of total revenues for 2002. Revenues from medical equipment rentals comprised approximately 8% of revenues. Medical rental revenues, in terms of absolute dollars and as a percentage of total revenues, are expected to decrease in future periods as we wind down this area of our business in order to focus on our core mobile surgical equipment rental and service business.

Cost of revenues was $2,806,000 in 2002 compared to $0 for the same period in 2001 as such expenses were not incurred until the acquisition of MRM. Cost of revenues include payroll and related expenses for technicians, cost of disposables used in providing surgical and cosmetic services, depreciation and amortization and other expenses primarily related to delivery of our mobile surgical equipment rental and technical services.

Gross margin was $1,894,000 for 2002 or 40% of revenues. Gross margins will vary period-to-period depending upon a number of factors including mix of services, pricing, cost of disposables consumed during such procedures, contractual agreements and the like.

We began our debt restructuring efforts during the first quarter of 2002. Such efforts resulted in a net gain on forgiveness of debt of $1,050,000 for the six months ended June 30, 2002. We had no such activity during the quarter ended June 30, 2001.

Realized loss on investments was $1,733,000 in 2002 compared to a loss of $1,471,000 in 2001. As discussed herein, Emergent was essentially a merchant banking firm prior to its acquisition of MRM in July 2001. Emergent ceased such activities concurrent with its acquisition of MRM in July 2001 in order to focus on MRM's mobile surgical equipment rental and services business. The realized losses in 2002 and 2001 relate to the sale and/or write-off of several investments made by Emergent in connection with its merchant banking activities in 2000.

Net interest expense of $283,000 was incurred in 2002 compared to $0 in 2001. Interest expense primarily relates to MRM's note and lease obligations. Net interest expense is expected to decrease as a percentage of revenue in future quarters as we continue our debt restructuring efforts.

Gain on disposal of property and equipment was $213,000 for the six months ended June 30, 2002 compared to $0 in 2001. As discussed herein, we began to wind down our medical equipment rental business in late 2001 in order to focus resources on development of our mobile surgical equipment rental and services business. In this regard we began to dispose of our medical rental equipment. Equipment with a net book value of $55,000 was sold during the six months ended June 30, 2002 resulting in net proceeds of $268,000 and a net gain of $213,000.

Other income, net was $93,000 in 2002 compared to $49,000 in 2001. The net increase of $44,000 in other income net during the six-month period ended June 30, 2002 primarily related to proceeds received in connection with an insurance settlement, offset by the write-off of certain loan costs, and other non-recurring miscellaneous income and expense items.

Net loss was $(475,000) in 2002 compared to a loss of $(2,358,000) in 2001. No provision for income taxes is provided for in 2002 and 2001 due to the net losses incurred for such periods.

Liquidity and Capital Resources

Our consolidated financial statements have been prepared on a going-concern basis that contemplates the realization of assets and satisfaction of liabilities in the normal course of our business. During the first and second quarters of 2002 the Company was in default on most of its note and lease obligations due to delinquent principal and interest payments. In order to avoid ceasing our operations or a possible bankruptcy filing, and in an effort to improve our financial condition, during the first quarter of 2002 we began the process of renegotiating substantially all of our outstanding debt, lease, and trade obligations with our key creditors. As of June 30, 2002 we had renegotiated notes and lease obligations with principal balances outstanding as of December 31, 2001 of approximately $3.4 million and have recorded net gains on forgiveness of debt and lease obligations of $914,000. Further, as of December 31, 2002, we have substantially completed our debt restructuring efforts whereby we have renegotiated outstanding note and lease obligations with principal balances outstanding as December 31, 2001 of approximately $5.1 million and have recorded $2.1 million in net gains on forgiveness of debt. The restructured debt and lease obligation agreements provide in some cases for the return of equipment used to collateralize such obligations, if applicable, and certain periodic and monthly installments for the balance of such obligations. In connection with our renegotiations with creditors we returned equipment with a net book value of approximately $1.5 million as of June 30, 2002. Generally, in the event of default by the Company we are required to repay all amounts previously forgiven and all amounts then outstanding are accelerated and become immediately due and payable. In addition, as of June 30, 2002 and December 31, 2002 we have renegotiated outstanding trade debt with our vendors in the amount of $205,000 and $446,000, respectively, and have recorded net gains on forgiveness of vendor debt in the amount of $136,000 and $335,000, respectively. As of the filing date of this Quarterly Report on Form 10Q we are in compliance with the terms and conditions of our renegotiated debt agreements. However, as of December 31, 2002 the Company continues to be in default under certain note and lease obligations with aggregate principal balances outstanding of $162,000. We intend to continue negotiations with these creditors until these disputes are resolved and satisfactory resolutions are reached. No assurances can be given that these negotiations will be completed on terms satisfactory to the Company, if at all.

At June 30, 2002 we had a bank loan (the "Bank Term Loan") outstanding in the amount of $709,000. The loan agreement, as amended, provides for monthly payments of principal of $33,333 and interest at the prime rate plus 4.00%. Pursuant to the loan agreement principal and interest are due in 60 monthly installments through May 2004. As of December 31, 2001 and June 30, 2002 we were in default under the loan agreement and as a result all principal and interest were accelerated and became immediately due and payable. However, during November 2002, in connection with the renegotiation of our debt obligations the due date for the principal and interest was extended to March 31, 2003. In addition, the lender has agreed to accept reduced principal payments of $16,667 per month through March 31, 2003. The Company assumed this loan obligation in July 2001 in connection with its acquisition of MRM. We also have an outstanding bank line of credit (the "Bank Line of Credit") in the amount of $1,109,000 with the same lender. This Bank Line of Credit provides for interest at the prime rate, plus 2.75%, with borrowings based upon eligible accounts receivable as defined. The amount outstanding under the Bank Line of Credit exceeded the eligible borrowing base as of December 31, 2001 and June 30, 2002 and the Company was in default under the credit agreement. As a result this facility is not available for use as of the filing date of this Quarterly Report on Form 10-Q. We have agreed with the lender to pay down the Bank Line of Credit using 50% of proceeds from the sale of medical rental equipment, not pledged to other lenders, as such transactions occur. No amounts have been repaid from such sales as of December 31, 2002. The Bank Line of Credit has been extended to March 31, 2003. The Company intends to continue its renegotiation efforts with the lender in order to reach favorable repayment terms and conditions regarding these two bank credit facilities. No assurances can be given that these negotiations will be completed on terms satisfactory to the Company, if at all.

The Bank Line of Credit and Bank Term Loan prohibit the payment of cash dividends and require us to maintain certain levels of net worth and to generate certain ratios of cash flows to debt service. Notwithstanding the modified terms and conditions of the Bank Line of Credit and Bank Term Loan as discussed above, as of June 30, 2002 and as of the filing date of this Form 10-Q, we were not in compliance with certain financial covenants of such agreements. As a result, we have classified all of the bank loan facilities as current liabilities in the accompanying balance sheet as of June 30, 2002.

The Company had cash and cash equivalents of $1,186,000 at June 30, 2002. Cash provided by operating activities was $790,000 for the six months ended June 30, 2002. Cash provided by operating activities related to the inclusion in net loss of a realized loss on investment securities of $1,733,000 which had no effect on cash, depreciation and amortization expense of $312,000; offset by the net loss of $(475,000), gain on disposal of property and equipment of $213,000 and gain on forgiveness of debt of $1,050,000. Cash provided by investing activities was $484,000, which primarily related to proceeds of $268,000 from the sale of property and equipment and proceeds of $267,000 from the sale of securities. Cash used in financing activities was $570,000, which related to the payment of debt and lease obligations of $425,000 and the repayment of a bank overdraft of $145,000.

Emergent had cash and cash equivalents of $82,000 at June 30, 2001. Cash used in operating activities was $950,000 primarily as a result of the net loss of $(2,358,000) offset by a non-cash realized loss of $1,471,000 on the permanent impairment of an investment. Cash used in investing activities was $660,000 and consisted primarily of $626,000 in loans from Emergent to MRM. Cash provided by investing activities consisted of advances from shareholders' of $941,000.

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

Item 2.           Changes in Securities.

        (a) Not applicable.
        (b) Not applicable.
        (c) Recent Sales of Unregistered Securities

Since January 1, 2001, the Company made the following sales or issuances of unregistered securities:


-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
                                                 Consideration Received
                                                 and Description of
                                                 Underwriting or Other
                                                 Discounts to Market                            If Option, Warrant
                                                 Price or Convertible                           or Convertible
                                                 Security, Afforded to     Exemption from       Security, terms of
                                                 Purchasers                Registration         exercise or
               Title of Security  Number Sold                              Claimed              conversion
Date of Sale
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
12/30/02       Common Stock       11,502,970     Services rendered; no     Section 4(2)         Not applicable.
                                                 commissions paid
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
12/30/02       Common Stock       4,361,000 (1)  Options granted under     This stock option    10-year Options were
                                                 2002 Stock Option Plan;   plan will be         granted to
                                                 no cash received; no      registered on a      employees, directors
                                                 commissions paid          Form S-8             and consultants  and
                                                                           Registration         at $.01 per share;
                                                                           Statement shortly    Options generally
                                                                           after the filing     vest in five equal
                                                                           of this Form 10-K    annual installments
                                                                           and other required   commencing on the
                                                                           Exchange Act         date of grant expire
                                                                           Reports.             ten years from date
                                                                                                of grant.
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
12/30/02       Common Stock       30,000         Warrants granted in       Section 4(2)         Warrants exercisable
                                                 connection with debt                           at anytime $.01 per
                                                 forgiveness; no cash                           share through
                                                 received; no                                   2/28/05.
                                                 commissions paid
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
5/01           Common Stock       237,874        Conversion of             Section 4(2)         Not applicable
                                                 outstanding debt; no
                                                 commissions paid
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
5/21/02        Common Stock       6,195,880 (1)  Options granted under     This stock option    10-year Options were
                                                 2002 Stock Option Plan;   plan will be         granted to
                                                 no cash received; no      registered on a      employees/consultants
                                                 commissions paid          Form S-8             at $.01 per share;
                                                                           Registration         Options generally
                                                                           Statement shortly    vest in five equal
                                                                           after the filing of  annual installments
                                                                           this Form 10-K       commencing on the

                                                                           and other required   date of grant and
                                                                           Exchange Act         expire ten years
                                                                           Reports.             from date of
                                                                                                grant.
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
11/1/01        Common Stock           970,000    Options granted under     This stock option    Options vest over a
                                  (2)            2001 Stock Option Plan;   plan will be         period of three
                                                 no cash received; no      registered on a      years, exercisable
                                                 commissions paid          Form S-8             at $1.00 per share,
                                                                           Registration         and expire on
                                                                           Statement shortly    December 31, 2005.
                                                                           after the filing
                                                                           of this Form 10-K
                                                                           and other required
                                                                           Exchange Act
                                                                           Reports.
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
11/1/01        Common Stock       4,673,436      Options/warrants          Section 4(2)         Options/warrants
                                                 approved by the Board                          approved by the
                                                 of Directors outside of                        Board of Directors
                                                 Stock Option Plan to an                        to various persons
                                                 officer, a director,                           and vest over
                                                 officer of subsidiary,                         different time
                                                 outside general                                periods and are
                                                 counsel, employees and                         exercisable at
                                                 consultants; no cash                           prices between $.01
                                                 received; no                                   per share and $1.00
                                                 commissions paid                               per share; all the
                                                                                                options/ warrants
                                                                                                expiration no later
                                                                                                than December 31,
                                                                                                2004
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
7/01           Common Stock       3,000,000      Common Stock sold in      Section 4(2)         Not applicable
                                                 July 2001 at $.20 per
                                                 share.  Stock was
                                                 approved by the Board
                                                 on 11/1/01 but
                                                 belatedly issued in
                                                 June 2002; no
                                                 commissions paid
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------

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

 Item 4.Submissions of Matters to a Vote of Security Holders: None

                  During the quarter ended June 30, 2002, no matter was submitted to a vote of security holders.

Item 5.           Other Information:

         On or about the filing date of this Form 10-Q for the quarter ended June 30, 2002, the Company filed its Form 10-K for its fiscal year ended December 31, 2001, Form 10-Q for the quarter ended March 31, 2002 and Form 10-Q for the quarter ended September 30, 2002. The information contained in each of the foregoing reports which have been filed contemporaneously with the filing of this Form 10-Q are incorporated herein by reference and provide additional information which should be read together with this report.

Item 6.           Exhibits and Reports on Form 8-K:

(a)      Exhibits

Number   Exhibit           Description
------   ------------      ------------------

2.1 Agreement and Plan of Reorganization and Merger, dated as of January 23, 2001, among MRM, Registrant and MRM Acquisition Inc. (1)
2.2      Agreement to transfer equity dated August 10, 2000. (3)
3.1      Articles of Incorporation of Registrant. (5)
3.2      Amendment to Articles of Incorporation.(5)
3.3      By-laws of Registrant.(5)
10.1     Consulting Agreement dated October 15, 2001 with BJH Management LLC.(4)
10.2     Stock Issuance Agreement dated December 30, 2002 with BJH Management
           LLC.(4)
10.3     Employment Agreement dated December 30, 2002 with Bruce J. Haber.(4)
10.4     Employment Agreement dated December 30, 2002 with Louis Buther.(4)
10.5 Consulting Agreement dated December 30, 2002 with JIMA Management LLC and Mark Waldron.(4)
10.6 Consulting Agreement dated September 1, 2001 with Howard Waltman, which was terminated by the Company on December 19, 2002.(4)
10.7 Consulting Agreement dated September 1, 2001 with Paula Fong, which was terminated by the Company on December 19, 2002.(4)10.8 Facility Lease - Glendale, California(4)
10.9     Settlement Agreement with Al Guadagno. (4)
10.10    Settlement Agreement with Richard Whitman.(4)
10.11    Consulting Agreements and Settlement Agreement with Tahoe Carson
           Management Consulting.(4)
10.12    Employment Agreement - Calvin Yee, approved by the board on November 1,
           2001.(4)
10.13    Engagement Letter - William M. McKay.(4)
11.1     Statement re: computation of per share earnings (see consolidated financial statements and notes thereto).
---------------------------
(1) Filed as an exhibit to the Registrant's Current Report on Form 8-K, dated January 29, 2001 and incorporated herein by reference.
(2) Filed as an exhibit to the Registrant's Form 10-K for its fiscal year ended December 31, 2000.
(3) Incorporated by reference to the Registrant's Form 8-K - August 31, 2000 (date of earliest event).
(4) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2001.
(5) Incorporated by reference to the Registrant's Form S-4 Registration Statement filed May 8, 2001.

         (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended June 30, 2002.

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