Form 10-Q
period 2002-09-30
EMERGENT GROUP INC/NY
filed 2003-01-31
CIK 1021097

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       -----------------------------------

                                    FORM 10-Q

                       -----------------------------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2002

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

                               EMERGENT GROUP INC.

                           FORM 10-Q Quarterly Report

                                Table of Contents




                                                                                                        Page

PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements
              Condensed Consolidated Balance Sheets as of September 30, 2002 (unaudited)
                   and December 31, 2001                                                                   3

              Unaudited Condensed Consolidated Statements of Operations for the Three
                 and Nine Months Ended September 30, 2002 and 2001                                         4

              Unaudited Condensed Consolidated Statements of Cash Flows for the Nine
                 Months Ended September 30, 2002                                                           5

              Notes to the Unaudited Condensed Consolidated Financial Statements                           7

   Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations       13

   Item 3.    Quantitative and Qualitative Disclosure About Market Risk                                   19

   Item 4.    Controls and Procedures                                                                     19


PART II.  OTHER INFORMATION

   Item 1.    Legal Proceedings                                                                           19

   Item 2.    Changes in Securities                                                                       19

   Item 3.    Defaults Upon Senior Securities                                                             20

   Item 4.    Submissions of Matters to a Vote of Security Holders                                        21

   Item 5.    Other Information                                                                           21

   Item 6.    Exhibits and Reports on Form 8-K                                                            21


Signatures                                                                                                22



                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

                      Emergent Group Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                    September 30,    December 31,
                                                                        2002             2001
                                                                   ---------------- ---------------
                              ASSETS                                 (unaudited)
Current assets
     Cash                                                                  $ 1,091         $   482
     Accounts receivable, net                                                1,139           1,455
     Due from related parties, net                                              29              38
     Investment securities                                                       -             267
     Inventories, net                                                          500             545
     Prepaid expenses                                                          289             207
     Income tax receivable                                                       5               5
     Assets held for sale                                                      386           1,939
                                                                   ---------------- ---------------

           Total current assets                                              3,439           4,938

Equity investment in limited liability companies                                66              56
Property and equipment, net                                                  1,551           2,000
Goodwill, net                                                                2,880           2,880
Deposits and other assets, net                                                 155             261

                                                                   ---------------- ---------------
Total assets                                                               $ 8,091        $ 10,135
                                                                   ================ ===============

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Book overdraft                                                              -             146
     Line of credit                                                          1,109           1,109
     Current portion of capital lease obligations                              887           1,726
     Current portion of notes payable                                        1,319           1,773
     Convertible notes payable                                                 100             100
     Accounts payable                                                          609             943
     Accrued expenses                                                          993             979
                                                                   ---------------- ---------------

           Total current liabilities                                         5,017           6,776

Capital lease obligations, net of current portion                              692           1,183
Notes payable, net of current portion                                          700           1,702
                                                                   ---------------- ---------------

           Total liabilities                                                 6,409           9,661

Shareholders' equity
     Preferred stock, $0.001 par value, non-voting 10,000,000
        shares authorized, no shares issued and outstanding                      -               -
     Common stock, $0.001 par value, 100,000,000 shares authorized
        53,044,821 shares issued and outstanding                                53              53
     Additional paid-in capital                                             13,442          13,442
     Accumulated other comprehensive loss                                        -          (1,733)
     Accumulated deficit                                                   (11,813)        (11,288)
                                                                   ---------------- ---------------

              Total shareholders' equity                                     1,682             474

                                                                   ---------------- ---------------
 Total liabilities and shareholders' equity                                $ 8,091        $ 10,135
                                                                   ================ ===============

     The accompanying notes are an integral part of these condensed financial statements.

                      Emergent Group Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations


                                                            Three Months Ended       Nine Months Ended
                                                          ----------------------- ------------------------
                                                              September 30,            September 30,
                                                             2002        2001        2002         2001
                                                          ----------------------- ------------ -----------
Revenue                                                       $ 2,150    $ 2,770      $ 6,850     $ 2,770
Cost of goods sold                                              1,359      2,023        4,165       2,096
                                                          ----------------------- ------------ -----------

Gross profit                                                      791        747        2,685         674

Selling, general, and administrative expenses                     948        809        2,663       1,672
                                                          ----------------------- ------------ -----------

Income (Loss) from operations                                    (157)       (62)          22        (998)

Other income (expense)
     Net gain on forgiveness of debt                              210          -        1,260           -
     Realized gain (loss) on investment securities                  -       (930)      (1,733)     (2,401)
     Interest expense                                             (95)      (212)        (377)       (212)
     Equity in net earnings of investment in limited
         liability companies                                        7          -           13           -
     Gain (loss) on disposal of property and equipment             (4)         -          209           -
     Other Income (expense), net                                  (11)        (4)          81          44
                                                          ----------------------- ------------ -----------

            Total other income (expense)                          107     (1,146)        (547)     (2,569)
                                                          ----------------------- ------------ -----------

Loss before provision for income taxes                            (50)    (1,208)        (525)     (3,567)
Provision for income taxes                                          -          -            -           -
                                                          ----------------------- ------------ -----------

Net loss                                                          (50)    (1,208)        (525)     (3,567)
Other comprehensive gain (loss), net of tax
     Unrealized gain (loss) on investment securities                -          -            -         137
                                                          ----------------------- ------------ -----------

Comprehensive loss                                              $ (50)  $ (1,208)      $ (525)    $(3,430)
                                                          ======================= ============ ===========

Basic and diluted loss per share                                  $ -    $ (0.02)     $ (0.01)    $ (0.07)
                                                          ======================= ============ ===========

Weighted-average shares outstanding                            53,045     49,501       53,045      45,969
                                                          ======================= ============ ===========


     The accompanying notes are an integral part of these condensed financial statements.

                                 Emergent Group Inc. and Subsidiaries
                           Condensed Consolidated Statements of Cash Flows

                                                                    Nine Months ended
                                                                      September 30,

                                                                   2002          2001
                                                               ---------------- -----------
Cash flows from operating activities
     Net loss                                                        $ (525)      $ (3,567)
     Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
        Gain on disposal of property and equipment                     (209)             -
        Gain on forgiveness of debt                                  (1,260)
        Realized loss on investment securities                        1,733          2,401
        Depreciation and amortization                                   457            888
        Write-off of loan fees, net                                      88              -
        Compensation expense on issuance of stock options                 -             14
        Equity in net gain of investment in limited liability companies (13)             -
        Allowance for doubtful accounts                                   5              -
        (Increase) decrease in assets
           Accounts receivable                                        1,565            107
           Inventory                                                     45           (121)
           Due from related party                                      (879)           467
           Prepaid expenses                                             (83)           (53)
           Deposits and other assets                                      5            (55)
        Increase (decrease) in liabilities
           Accounts payable                                            (302)             -
           Accrued expenses and other, net                              225           (695)
                                                               ---------------- -----------
Net cash provided by (used in) operating activities                     852           (614)
                                                               ---------------- -----------
Cash flows from investing activities
     Investment in limited liability companies                          (26)             -
     Purchase of property and equipment                                 (38)           (32)
     Proceeds from the sale of property and equipment                   293              -
     Purchase of investments, net                                                     (656)
     Proceeds from the sale of investments                              267            500
                                                               ---------------- -----------
Net cash provided by (used in) investing activities                     496           (188)
                                                               ---------------- -----------
Cash flows from financing activities
     Net change in book overdraft                                      (146)             -
     Borrowings on notes payable                                          -            369
     Payments on notes payable                                         (288)          (594)
     Payments on capital lease obligations                             (305)          (105)
     Advance on stock subscriptions                                                    598
                                                               ---------------- -----------
Net cash provided by (used in) financing activities                    (739)           268
                                                               ---------------- -----------
Net increase (decrease) in cash                                         609           (534)

Cash, beginning of period                                               482            751
                                                               ---------------- -----------
Cash, end of period                                                 $ 1,091          $ 217
                                                               ================ ===========
Supplemental disclosures of cash flow information:
     Interest paid and/or forgiven                                    $ 377          $ 243
                                                               ================ ===========

     The accompanying notes are an integral part of these condensed financial statements.

     Acquisition of MRM:
        Fair value of assets acquired                                   $ -       $ 11,814
        Less: issuance of common stock and options                        -         (3,561)
        Notes payable and liabilities assumed                           $ -        $ 8,253
                                                               ================ ===========

Supplemental disclosures of non-cash investing and financing activities - During the nine months ended September 30, 2002 the Company billed $879,000 to affiliated companies for management fees. The Company also incurred expenses on behalf of the affiliated companies.

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

    The results of operations presented for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

    The Company's only operating subsidiary, MRM, has historically incurred operating losses. The consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2002 and December 31, 2001 the Company had a working capital deficits of $1.6 million and $1.8 million, respectively. For the three and nine months ended September 30, 2002, the Company reported net losses of $(50,000) and $(525,000), respectively. There can be no assurances that once the Company completes its efforts to restructure its outstanding debt obligations, as discussed herein, that it will achieve positive operating results in future periods. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

    Reclassifications

    Certain amounts in the prior period have been reclassified to conform to the presentation for the three and nine months ended September 30, 2002. The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in the Company's Form 10-K for the year ended December 31, 2001.

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

3. DEBT OBLIGATIONS AND PLAN OF RESTRUCTURE

    During the first and second quarters of 2002 the Company was in default on most of its note and lease obligations due to delinquent principal and interest payments. In order to avoid ceasing our operations or a possible bankruptcy filing and in an effort to improve our financial condition, during the first quarter of 2002 we began the process of renegotiating substantially all of our outstanding debt, lease, and trade obligations with our key creditors. As of September 30, 2002 we had renegotiated notes and lease obligations with principal balances outstanding as of December 31, 2001 of approximately $3.4 million and have recorded net gains on forgiveness of debt of $925,000. Further, as of December 31, 2002 we have substantially completed our debt restructuring efforts whereby we have renegotiated outstanding note and lease obligations with principal balances outstanding as December 31, 2001 of approximately $5.1 million and have recorded approximately $2.1 million in net gains on forgiveness of debt. The restructured debt and lease obligation agreements provide in some cases for the return of equipment used to collateralize such obligations, if applicable, and certain periodic and monthly installments for the balance of such obligations. In connection with our renegotiations with creditors we returned equipment with a net book value of approximately $1.5 million during the nine months ended September 30, 2002. Generally, in the event of default by the Company we are required to repay all amounts previously forgiven and all amounts then outstanding are accelerated and become immediately due and payable. In addition, as of September 30, 2002 and December 31, 2002, we have renegotiated outstanding trade debt with our vendors in the amount of $446,000 and have recorded net gains on forgiveness of vendor debt in the amount of $335,000. As of the filing date of this Quarterly Report on Form 10-Q, we are in compliance with the terms and conditions of our renegotiated debt agreements. However, as of December 31, 2002 the Company continues to be in default under certain note and lease obligations with aggregate principal balances outstanding of $162,000. We intend to continue negotiations with these creditors until these disputes are resolved and satisfactory resolutions are reached. No assurances can be given that these negotiations will be completed on terms satisfactory to the Company, if at all.

    At September 30, 2002 we had a bank loan (the "Bank Term Loan") outstanding in the amount of $650,000. The loan agreement, as amended, provides for monthly payments of principal of $33,333 and interest at the prime rate plus 4.00%. Pursuant to the loan agreement principal and interest are due in 60 monthly installments through May 2004. As of December 31, 2001 and September 30, 2002 we were in default under the loan agreement and as a result all principal and interest were accelerated and became immediately due and payable. However, during November 2002, in connection with the renegotiation of our debt obligations the due date for the principal and interest was extended to March 31, 2003. In addition, the lender has agreed to accept reduced principal payments of $16,667 per month through March 31, 2003. The Company assumed this loan obligation in July 2001 in connection with its acquisition of MRM. We also have an outstanding bank line of credit (the "Bank Line of Credit") in the amount of $1,109,000 with the same lender. This Bank Line of Credit provides for interest at the prime rate, plus 2.75%, with borrowings based upon eligible accounts receivable as defined. The amount outstanding under the Bank Line of Credit exceeded the eligible borrowing base as of December 31, 2001 and September 30, 2002 and the Company was in default under the credit agreement. As a result this facility is not available for use as of the filing date of this Quarterly Report on Form 10Q. We have agreed with the lender to pay down the Bank Line of Credit using 50% of proceeds from the sale of medical rental equipment, not pledged to other lenders, as such transactions occur. No amounts have been repaid from such sales as of September 30, 2002, nor as of December 31, 2002. The Bank Line of Credit has been extended to March 31, 2003. The Company intends to continue its renegotiation efforts with the lender in order to reach favorable repayment terms and conditions regarding these two bank credit facilities. No assurances can be given that these negotiations will be completed on terms satisfactory to the Company, if at all.

    The Bank Line of Credit and Bank Term Loan prohibit the payment of cash dividends and require us to maintain certain levels of net worth and to generate certain ratios of cash flows to debt service. Notwithstanding the modified terms and conditions of the Bank Line of Credit and Bank Term Loan as discussed above, as of September 30, 2002 and as of the filing date of this Form 10-Q, we were not in compliance with certain financial covenants of such agreements. As a result, we have classified all of the bank loan facilities as current liabilities in the accompanying balance sheet as of September 30, 2002.


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

    The following pro forma results of operations are presented to illustrate the effect of the acquisition on the historical operating results of Emergent Group Inc. for the nine months ended September 30, 2001. These pro forma results of operations give effect to the acquisition as if it occurred as of January 1, 2001 and include MRM and its affiliates operating results for that period. All intercompany transactions have been eliminated.

Pro Forma Results of Operations

                                                       Nine Months
                                                          Ended
                                                      September 30,
                                                           2001
                                                    ------------------
                                        ($ in thousand except loss per share)

        Net revenues                                      $ 8,477

        Net loss                                          $(5,609)

        Basic and diluted loss per share                  $ (0.11)

        Pro forma weighted average shares                  51,603

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

General Electric

    Beginning in 1999, the Company's subsidiaries entered into 39 personal property sales contracts to purchase from General Electric certain medical imaging equipment. The total amount the Company owed to General Electric as of May 21, 2002 was $2,399,487. The Company reached a settlement with General Electric in June 2002 and entered into a Stipulation of Settlement for entry of judgment which would be filed in Superior Court of the State of California, County of Los Angeles only if there is a default which is not cured. Pursuant to the settlement agreement, the Company agreed to return certain equipment to General Electric and to make sixty (60) monthly payments of $18,013 for a total of $1,080,781. In the event the Company fails to make all required payments when due, and an event of default occurs which is not cured, the Company would owe General Electric the original amounts due at the date of settlement under 39 personal sales contracts. The Company is current in making all required payments under the settlement agreement.

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

    In addition to the matters noted above, from time to time, we may become involved in litigation arising out of operations in the normal course of business. As of September 30, 2002 and as of January 27, 2003, we are not a party to any pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results or financial position.

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

7. RELATED PARTY TRANSACTIONS

In December 2002, the Company entered into a consulting agreement with the current Chief Executive Officer and his company, JIMA Management. The agreement related to the provision of consulting services during the period from July 2001 to March 2002 in exchange for a monthly fee of $10,000, payable in 2003. During the nine months ended September 30, 2002, the Company has accrued $10,000 with regard to these services rendered.

During the nine months ended September 30, 2002 the Company billed $879,000 to affiliated companies for management fees. The Company also incurred expenses on behalf of the affiliated companies.

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

8. SUBSEQUENT EVENTS

The Company issued to employees options to purchase 351,000 shares of common stock under the 2002 Plan. The options have a ten-year term and are exercisable at $0.01 per share. Generally, one-fifth of each issuance vests over five consecutive years. As of December 2002, options to purchase 1,389,271 shares of common stock were cancelled due to employee terminations.

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

The Company reduced the authorized share capital under the 2001 Plan from 8,000,000 to 585,000 shares as of December 31, 2002.

The Company cancelled options to purchase 351,343 shares of common stock under the 1996 Plan due to employee terminations as of December 31, 2002.

The Company cancelled options to purchase 370,000 shares of common stock under the 2001 Plan due to employee terminations as of December 31, 2002.

The Company continued its debt re-negotiations with capital lease and note payable holders, resulting in the forgiveness of $954,000 of debt and $216,000 of accrued interest charges. In connection with these transactions, the Company recorded a net gain on forgiveness of debt of $1,170,000.

The Company sold medical rental, and transportation equipment with an aggregate net book value of $420,000 and recognized a net loss of $74,000 after sales commissions.

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

Overview

Emergent Group Inc. ("Emergent") is the parent company of Medical Resources Management, Inc. ("MRM"), its wholly owned and only operating subsidiary. MRM primarily conducts its business through its wholly owned subsidiary Physiologic Reps ("PRI"). Emergent Group Inc., MRM and PRI are referred to collectively hereinafter as the "Company." All references to MRM include PRI unless the context indicates otherwise. PRI is a provider of mobile surgical equipment, on a fee for service basis to hospitals; surgical care centers, and other health care providers. PRI provides mobile lasers and other surgical equipment with technical support required to ensure the equipment is working correctly. PRI also provides a limited amount of non-surgical equipment on a rental basis to hospitals and surgery centers, although PRI is winding down this area of business in order to focus on its core surgical equipment rental/services business

Merger with Medical Resources Management, Inc.

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

Results of Operations

The following table sets forth certain selected unaudited condensed consolidated statement of operations data for the periods indicated in thousands of dollars and as a percentage of total net revenues. The following discussion relates to our results of operations for the periods noted and are not necessarily indicative of the results expected for any other interim period or any future fiscal year. In addition, we note that the period-to-period comparison may not be indicative of future performance due to the fact that Emergent did not have any revenues for the six-month period ended June 30, 2001. Emergent did not have an operating business until the acquisition of MRM in July 2001.


($ in thousand)
                                                    Three Months Ended               Nine Months Ended
                                                      September 30,                    September 30,
                                                ---------------------------       -------------------------
                                                  2002      %      2001      %      2002     %     2001       %
                                                ----------       ----------       ---------      ----------
Revenue                                           $ 2,150   100%    $2,770   100%  $ 6,850  100%  $  2,770    100%
Cost of goods sold                                  1,359    63%     2,023    73%    4,165   61%     2,096     76%
                                                   -------  ----    -------  ----  -------- ----  ---------   ----

Gross profit                                          791    37%       747    27%    2,685   39%       674     24%

Selling, general, and administrative expenses         948    44%       809    29%    2,663   39%     1,672     60%
                                                   -------  ----    -------  ----  -------- ----  ---------   ----

Income (Loss) from operations                        (157)   -7%       (62)   -2%       22    0%      (998)   -36%
                                                   -------  ----    -------  ----  -------- ----  ---------   ----

Other income (expense)
    Net gain on forgiveness of debt                   210    10%         -     -     1,260   18%         -      -
    Realized gain (loss) on investment securities       -     0%      (930)  -34%   (1,733) -25%    (2,401)   -87%
    Interest expense                                  (95)   -4%      (212)   -8%     (377)  -6%      (212)    -8%
    Equity in net earnings of investment in limited
       liability companies                              7     0%         -     -        13    0%         -      -
    Gain on disposal of property and equipment         (4)    0%         -     -       209    3%         -      -
    Other Income (expense), net                       (11)   -1%        (4)    0%       81    1%        44      2%
                                                   -------  ----    -------  ----  -------- ----  ---------   ----

           Total other income (expense)               107     5%    (1,146)  -41%     (547)  -8%    (2,569)   -93%
                                                   -------  ----    -------  ----  -------- ----  ---------   ----

Loss before provision for income taxes                (50)   -2%    (1,208)  -44%     (525)  -8%    (3,567)  -129%
Provision for income taxes                             -      -         -      -        -     -          -      -
                                                   -------  ----    -------  ----  -------- ----  ---------   ----

Net loss                                            $ (50)   -2%   $(1,208)  -44%  $  (525) -19%  $ (3,567)  -129%
                                                   =======  ====   ========  ====  ======== ====  =========  =====



Comparison of the Three Months Ended September 30, 2002 to September 30, 2001

We generated revenues of $2,150,000 in 2002 compared to $2,770,000 in 2001. Revenues for 2002 and 2001 were generated by MRM, which Emergent acquired in July 2001. The decrease in revenues of $620,000 in 2002 compared to 2001 primarily relate to decreases in cosmetic and surgical revenues of $366,000, and medical rental revenues of $222,000. Revenues from surgical and cosmetic services represented approximately 78% and 16%, respectively, of total revenues for 2002 and 68% and 18% for 2001, respectively. Revenues from medical equipment rentals comprised approximately 5% and 11% of revenues for 2002 and 2001, respectively. Medical rental revenues, in terms of absolute dollars and as a percentage of total revenues, are expected to decrease in future periods as we wind down this area of our business in order to focus on our core mobile surgical equipment rental and service business.

Cost of revenues was $1,359,000 or 63% of revenues in 2002 compared to $2,023,000 or 73% of revenues in 2001. Cost of revenues include payroll and related expenses for technicians, cost of disposables used in providing surgical and cosmetic services, depreciation and amortization and other expenses primarily related to delivery of our mobile surgical equipment rental and technical services. The decrease in cost of revenues of $664,000 in 2002 is primarily related to the decline in revenues as discussed above, and a decrease of $354,000 in depreciation expense related to MRM's property and equipment. As discussed elsewhere in the Form 10-Q, the Company recognized an impairment charge of approximately $3.7 million as of December 31, 2001 in connection with the revaluation of its general rental equipment The Company decided to exit the medical rental business in late 2001 in order to focus on its core mobile surgical equipment rental and services business. The write down of such equipment has resulted in lower depreciation charges in 2002.

Gross margin was $791,000 in 2002 or 37% of net revenues compared to $747,000 in 2001 or 27% of revenues. Gross margins will vary period-to-period depending upon a number of factors including mix of services, pricing, cost of disposables consumed during such procedures, contractual agreements and the like. The improvement in gross margin in 2002 is generally related to lower overall costs of revenues as a result of cost cutting measures implemented in the latter part of 2001 and lower depreciation expenses in 2002, as discussed in the preceding paragraph.

We began our debt restructuring efforts during the first quarter of 2002. Such efforts resulted in a net gain on forgiveness of debt of $210,000 for the quarter ended September 30, 2002. We had no such activity during the quarter ended September 30, 2001.

Realized loss on investments was $0 in 2002 compared to a loss of $930,000 in 2001. As discussed herein, Emergent was essentially a merchant banking firm prior to its acquisition of MRM in July 2001. Emergent ceased such activities concurrent with its acquisition of MRM in July 2001 in order to focus on MRM's mobile surgical equipment rental and services business. The realized loss in 2001 relates to investments made by Emergent in connection with such merchant banking activities in 2000.

Net interest expense of $95,000 was incurred in 2002 compared to $212,000 in 2001. Interest expense primarily relates to MRM's note and lease obligations. The decrease in net interest expense is principally related to a decrease in our outstanding debt and lease obligations as a result of debt restructuring efforts initiated in early 2002, as discussed elsewhere in this Form 10-Q. Net interest expense is expected to decrease as a percentage of revenue in future quarters as we continue our debt restructuring efforts.

The loss on disposal of property and equipment was $4,000 for the quarter ended September 30, 2002 compared to $0 in 2001. As discussed herein, we began to wind down our medical equipment rental business in late 2001 in order to focus resources on development of our mobile surgical equipment rental and services business. In this regard we began to dispose of our medical rental equipment. Equipment with a net book value of $29,000 was sold during the quarter resulting in net proceeds of $25,000 and a net loss of $4,000.

Other expense for 2002 was $11,000 compared to $4,000 in 2001. Other income and expense include such non-recurring items as insurance proceeds/refunds, sales tax refunds and other miscellaneous income and expense amounts.

Net loss was $(50,000) in 2002 compared to a loss of $(1,208,000) in 2001. No provision for income taxes is provided for in 2002 and 2001 due to the net losses incurred.

Comparison of Nine Months Ended September 30, 2002 to September 30, 2001

We generated revenues of $6,850,000 in 2002 compared to $2,770,000 in 2001. Revenues for 2002 and 2001 were generated by MRM, which Emergent acquired in July 2001. The increase in revenues of $4,080,000 in 2002 compared to 2001 primarily relate to the fact that revenues for 2001 include MRM's operations for the three month period from July 1, 2002 to September 30, 2001 versus nine months of operations in 2002. Revenues from surgical and cosmetic services represented approximately 73% and 18%, respectively, of total revenues for 2002 and 68% and 18% for 2001, respectively. Revenues from medical equipment rentals comprised approximately 7% and 11% of revenues for 2002 and 2001, respectively. Medical rental revenues, in terms of absolute dollars and as a percentage of total revenues, are expected to decrease in future periods as we wind down this area of our business in order to focus on our core mobile surgical equipment rental and service business.

Cost of revenues was $4,165,000 or 61% of revenues in 2002 compared to $2,096,000 in 2001 or 76% of revenues. Cost of revenues include payroll and related expenses for technicians, cost of disposables used in providing surgical and cosmetic services, depreciation and amortization and other expenses primarily related to delivery of our mobile surgical equipment rental and technical services. The increase in cost of revenues of $2,069,000 in 2002 compared to 2001 primarily relates to the fact that such costs include MRM's operations for nine months in 2002 versus a three-month period in 2001.

Gross margin was $2,685,000 in 2002 or 39% of revenues compared to $674,000 in 2001 or 24% net revenues. Gross margins will vary period-to-period depending upon a number of factors including mix of services, pricing, cost of disposables consumed during such procedures, contractual agreements and the like. The improvement in gross margin in 2002 is generally related to lower overall costs of revenues as a result of cost cutting measures implemented in the latter part of 2001 and lower depreciation expenses in 2002, as discussed herein.

We began our debt restructuring efforts during the first quarter of 2002. Such efforts resulted in a net gain on forgiveness of debt of $1,260,000 for the nine months ended September 30, 2002. We had no such activity during the quarter ended September 30, 2001.

Realized loss on investments was $1,733,000 in 2002 compared to a loss of $2,401,000 in 2001. As discussed herein, Emergent was essentially a merchant banking firm prior to its acquisition of MRM in July 2001. Emergent ceased such activities concurrent with its acquisition of MRM in July 2001 in order to focus on MRM's mobile surgical equipment rental and services business. The realized losses in 2002 and 2001 relate to investments made by Emergent in connection with such merchant banking activities in 2000.

Net interest expense was $377,000 in 2002 compared to $212,000 in 2001. Interest expense primarily relates to MRM's note and lease obligations. The increases in net interest expense is principally related to the fact the 2002 includes MRM's operations for a nine month period versus a three month period in 2001. Net interest expense is expected to decrease as a percentage of revenue in periods as we continue our debt restructuring efforts.

The gain on disposal of property and equipment was $209,000 for the nine months ended September 30, 2002 compared to $0 in 2001. As discussed herein, we began to wind down our medical equipment rental business in late 2001 in order to focus resources on development of our mobile surgical equipment rental and services business. In this regard we began to dispose of our medical rental equipment in early 2002. Equipment with a net book value of $55,000 was sold during the nine month period ended September 30, 2002, resulting in net proceeds of $267,000 and a net gain of $212,000.

Other income was $81,000 for the nine months ended September 30, 2002 compared to $44,000 in 2001. Other income and expense include such non-recurring items as insurance proceeds/refunds, sales tax refunds and other miscellaneous income and expense amounts.

Net loss was $(525,000) in 2002 compared to a loss of $(3,567,000) in 2001. No provision for income taxes is provided for in 2002 and 2001 due to the net losses incurred.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on a going-concern basis that contemplates the realization of assets and satisfaction of liabilities in the normal course of our business. During the nine months ended September 30, 2002 the Company was in default on most of its note and lease obligations due to delinquent principal and interest payments. In order to avoid ceasing our operations or a possible bankruptcy filing, and in an effort to improve our financial condition, during the first quarter of 2002 we began the process of renegotiating substantially all of our outstanding debt, lease, and trade obligations with our key creditors. As of September 30, 2002 we had renegotiated notes and lease obligations with principal balances outstanding as of December 31, 2001 of approximately $3.4 million and have recorded net gains on forgiveness of debt of $925,000. Further, as of December 31, 2002, we have substantially completed our debt restructuring efforts whereby we have renegotiated outstanding note and lease obligations with principal balances outstanding as December 31, 2001 of approximately $5.1 million and have recorded $2.1 million in net gains on forgiveness of debt. The restructured debt and lease obligation agreements provide in some cases for the return of equipment used to collateralize such obligations, if applicable, and certain periodic and monthly installments for the balance of such obligations. In connection with our renegotiations with creditors we returned equipment with a net book value of approximately $1.5 million as of September 30, 2002. Generally, in the event of default by the Company we are required to repay all amounts previously forgiven and all amounts then outstanding are accelerated and become immediately due and payable. In addition, as of September 30, 2002 and December 31, 2002 we have renegotiated outstanding trade debt with our vendors in the amount of $446,000 and have recorded net gains on forgiveness of vendor debt in the amount of $335,000 at the end of each such period. As of the filing date of this Quarterly Report on Form 10-Q we are in compliance with the terms and conditions of our renegotiated debt agreements. However, as of December 31, 2002 the Company continues to be in default under certain note and lease obligations with aggregate principal balances outstanding of $162,000. We intend to continue negotiations with these creditors until these disputes are resolved and satisfactory resolutions are reached. No assurances can be given that these negotiations will be completed on terms satisfactory to the Company, if at all.

At September 30, 2002 we had a bank loan (the "Bank Term Loan") outstanding in the amount of $650,000. The loan agreement, as amended, provides for monthly payments of principal of $33,333 and interest at the prime rate plus 4.00%. Pursuant to the loan agreement principal and interest are due in 60 monthly installments through May 2004. As of December 31, 2001 and September 30, 2002 we were in default under the loan agreement and as a result all principal and interest were accelerated and became immediately due and payable. However, during November 2002, in connection with the renegotiation of our debt obligations the due date for the principal and interest was extended to March 31, 2003. In addition, the lender has agreed to accept reduced principal payments of $16,667 per month through March 31, 2003. The Company assumed this loan obligation in July 2001 in connection with its acquisition of MRM. We also have an outstanding bank line of credit (the "Bank Line of Credit") in the amount of $1,109,000 with the same lender. This Bank Line of Credit provides for interest at the prime rate, plus 2.75%, with borrowings based upon eligible accounts receivable as defined. The amount outstanding under the Bank Line of Credit exceeded the eligible borrowing base as of December 31, 2001 and September 30, 2002 and the Company was in default under the credit agreement. As a result this facility is not available for use as of the filing date of this Quarterly Report on Form 10-Q. We have agreed with the lender to pay down the Bank Line of Credit using 50% of proceeds from the sale of medical rental equipment, not pledged to other lenders, as such transactions occur. No amounts have been repaid from such sales as of September 30, 2002, nor as of December 31, 2002. The Bank Line of Credit has been extended to March 31, 2003. The Company intends to continue its renegotiation efforts with the lender in order to reach favorable repayment terms and conditions regarding these two bank credit facilities. No assurances can be given that these negotiations will be completed on terms satisfactory to the Company, if at all.

The Bank Line of Credit and Bank Term Loan prohibit the payment of cash dividends and require us to maintain certain levels of net worth and to generate certain ratios of cash flows to debt service. Notwithstanding the modified terms and conditions of the Bank Line of Credit and Bank Term Loan as discussed above, as of September 30, 2002 and as of the filing date of this Form 10-Q, we were not in compliance with certain financial covenants of such agreements. As a result, we have classified all of the bank loan facilities as current liabilities in the accompanying balance sheet as of September 30, 2002.

The Company had cash and cash equivalents of $1,091,000 at September 30, 2002. Cash provided by operating activities for the nine months ended September 30, 2002 was $852,000. Cash from operations includes a non-cash realized loss on investment securities of $1,733,000, depreciation and amortization expense of $457,000 and a decrease in accounts receivable, offset by the net loss of $(525,000), gain on disposal of property and equipment of $209,000 and gain on forgiveness of debt of $1,260,000. Cash provided by investing activities was $496,000 primarily from proceeds from the sale of property and equipment of $293,000 and from the sale of investments of $267,000. Cash used in investing activities was $739,000, which principally related to payments on debt and lease obligations of $593,000 and the repayment a bank overdraft of $146,000.

The Company had cash and cash equivalents of $217,000 at September 30, 2001. Cash used in operating activities was $614,000. This was primarily the result of the net loss of $(3,567,000) and a decrease in accounts payable and accrued expenses of $695,000, offset by write-downs of investments of $2,401,000 and depreciation and amortization expense of $888,000. Net cash used in investing activities was $188,000 related to the purchase of investments of $656,000 offset by proceeds from the sale of investments of $500,000. Net cash provided by financing activities was $268,000 related to cash received from stock subscriptions of $598,000 and borrowings under notes payable of $369,000, offset by total principal payments on long-term debt and lease obligations of $699,000.

Our auditors have included an explanatory paragraph relating to our ability to continue as a going concern as of and for the year ended December 31, 2001, in their Report of Independent Certified Public Accountants which is included our Annual Report on Form 10-K. For the year ended December 31, 2001 we incurred a net loss of $(9,720,221). The net loss for 2001 included impairment charges for property and equipment, and goodwill of $3,732,223 and $687,906, respectively. Our accumulated deficit amounted to $(11,288,041) at December 31, 2001. Our auditors considered these factors, among others, to raise doubt about our ability to continue as a going concern. Recovery of our assets in the normal course of business is dependent upon future events, the outcome of which is indeterminable.

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.


                           PART II. OTHER INFORMATION


Item 1.           Legal Proceedings:

                  Reference is made to Note 5 of the Notes to Condensed Consolidated Financial Statements for a description of certain legal proceedings.

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

 Item 4.          Submissions of Matters to a Vote of Security Holders: None


                  During the quarter ended September 30, 2002, no matter was submitted to a vote of security holders.

Item 5.           Other Information:

On or about the filing date of this Form 10-Q for the quarter ended September 30, 2002, the Company filed its Annual Report on Form 10-K for its fiscal year ended December 31, 2001, Form 10-Q for the quarter ended June 30, 2002 and Form 10-Q for the quarter ended March 31, 2002. The information contained in each of the foregoing reports which have been filed contemporaneously with the filing of this Form 10-Q are incorporated herein by reference and provide additional information which should be read together with this report.

Item 6.           Exhibits and Reports on Form 8-K:

(a)      Exhibits

Number   Exhibit           Description
------   -------------     -----------------

2.1 Agreement and Plan of Reorganization and Merger, dated as of January 23, 2001, among MRM, Registrant and MRM Acquisition Inc. (1)
2.2      Agreement to transfer equity dated August 10, 2000. (3)
3.1      Articles of Incorporation of Registrant. (5)
3.2      Amendment to Articles of Incorporation.(5)
3.3      By-laws of Registrant.(5)

10.1 Consulting Agreement dated October 15, 2001 with BJH Management LLC.(4)
10.2 Stock Issuance Agreement dated December 30, 2002 with BJH Management
          LLC.(4)
10.3     Employment Agreement dated December 30, 2002 with Bruce J. Haber.(4)
10.4     Employment Agreement dated December 30, 2002 with Louis Buther.(4)
10.5 Consulting Agreement dated December 30, 2002 with JIMA Management LLC and Mark Waldron.(4)
10.6 Consulting Agreement dated September 1, 2001 with Howard Waltman, which was terminated by the Company on December 19, 2002.(4)
10.7 Consulting Agreement dated September 1, 2001 with Paula Fong, which was terminated by the Company on December 19, 2002.(4)10.8 Facility Lease - Glendale, California.(4)
10.9     Settlement Agreement with Al Guadagno. (4)
10.10    Settlement Agreement with Richard Whitman.(4)
10.11 Consulting Agreements and Settlement Agreement with Tahoe Carson Management Consulting.(4)
10.12 Employment Agreement - Calvin Yee, approved by the board on November 1, 2001.(4)
10.13    Engagement Letter - William M. McKay.(4)
11.1 Statement re: computation of per share earnings (see consolidated financial statements and notes thereto).
---------------------------

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

         (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended September 30, 2002.

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

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure control and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entitles, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



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

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure control and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entitles, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:  January 27, 2003                              /s/ William M. McKay
                                                     --------------------
                                                     William M. McKay,
                                                     Chief Financial Officer