Form 10-K
period 2002-12-31
EMERGENT GROUP INC/NY
filed 2003-03-31
CIK 1021097

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              {X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

         As of February 28, 2003, the number of shares held by non-affiliates was approximately 31,275,140 shares. Due to the limited and sporadic trading of the Company's Common Stock in the over-the-counter market, no estimate is provided of the value of the Company's Common Stock held by non-affiliates since such information would not be meaningful.

         The number of shares outstanding of the Registrant's Common Stock, as of March 25, 2003, was 67,357,827.

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

         PRI has over 600 active surgical service accounts in California, Utah, Colorado and Nevada and experiences a high rate of repeat business from the hospitals, surgery centers and doctors it serves. The market encompasses many disciplines including plastic/cosmetics surgery, dermatology, orthopedic surgery, otolaryngology, urology, obstetrics, gynecology, ophthalmology, general surgery, podiatry and dentistry. Equipment is increasingly becoming more specialized to specific medical procedures, and technical training of the physician regarding the use of equipment is an integral part of PRI's business.

         PRI has begun building a healthcare distribution network that allows physicians, hospitals and healthcare facilities access to new medical equipment without the expense of acquisition. PRI is able to help manufacturers bring advanced medical technologies to market by using its distribution channels and relationships with doctors, hospitals and healthcare facilities to introduce selected additional surgical products and services to end users on a `fee per procedure' model. PRI had revenues of approximately $9.1 million in 2002, including general medical equipment rental revenues of $580,090, which is being discontinued, and assisted in more than 13,000 surgical procedures. By making new technologies available to physicians PRI hopes to become a distributor of innovative medical device and support services to the healthcare community early in a product's life cycle.

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

         On August 31, 2000, Ventures consummated the transactions contemplated by an Equity Transfer Transaction ("Transfer"), all pursuant to an Equity Transfer and Reorganization Agreement ("Agreement"), by and among Emergent, formerly named Dynamic International, Ltd. ("Dynamic Ltd.") and Ventures. Pursuant to and in accordance with the Agreement and immediately prior to the consummation of the Transfer, Dynamic Ltd. transferred all of its assets and liabilities (other than outstanding bank debt in the amount of $250,000) to a wholly owned subsidiary of Dynamic Ltd., named Dynamic International, Inc. Dynamic International, Inc. acquired the transferred assets, assumed the remaining liabilities and indemnified Dynamic Ltd. against any liabilities relating to or arising out of the transferred assets and the assumed liabilities. In conjunction with the Transfer, Dynamic International, Inc. was spun-off from Dynamic Ltd. as a separate entity to its stockholders on a pro rata basis. Pursuant to the Agreement, Ventures contributed substantially all of its assets to Dynamic Ltd. in exchange for the issuance of 39,755,178 shares of Dynamic Ltd. common stock to the members of Ventures. Dynamic Ltd. subsequently changed its name to Emergent Group Inc. ("Emergent") on November 6, 2000. The Company retained Dynamic Ltd.'s State of Incorporation in Nevada. For financial accounting purposes, the Transfer was accounted for as a re-capitalization by Ventures as the accounting acquiror and with Dynamic Ltd. as the accounting acquiree. After the Transfer, the former members of Ventures became the beneficial owners of approximately 39,755,178 shares of Dynamic Ltd.'s common stock, representing approximately ninety percent (90%) interest in Dynamic Ltd. with voting control of the Emergent resting in the hands of Manager. Each of the Directors of Dynamic Ltd. resigned immediately prior to the consummation of the Transfer or within a few months thereafter. The beneficial owners of the Manager were elected as directors and executive officers of Emergent. Emergent recorded goodwill as a result of the Transfer amounting to $250,000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Prior to Emergent's acquisition of MRM it was a merchant banking firm. Merchant banks are essentially in the business of finding opportunities and sources of funding and, with investors' money and their own capital, financing growth and facilitating transactions for, and among their clients. The distinguishing characteristics of a merchant bank are that it commits its own capital, or the capital of its principals, to a transaction, either in the form of debt, typically short-term bridge financing, or equity, and that it generally receives an equity position in the client company as part or all of the compensation for its services. Since July 2001, Emergent ceased its merchant banking activities to concentrate its management and resources on developing the mobile surgical equipment rental and services business of MRM.

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

         PRI's laser equipment encompasses CO2, Nd:YAG, Pulse Dye, KTP/YAG and Holmium YAG laser technology. PRI has established working relationships with leading laser manufacturers and is sometimes an introducer of laser technology in its markets. PRI reviews developments in the medical field to stay abreast of new and emerging technologies and to obtain new surgical medical equipment. In this regard, PRI has in recent years added equipment to provide for services in cryosurgery, advanced visualization technology, prostrate surgery, and brachytherapy. The Company strives to develop and expand strategic relationships in order to enhance its product lines and improve its access to new medical devices.

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

MARKETS

         PRI currently serves customers in California, Colorado, Utah and Nevada. Each location is staffed with full-time technicians and sales representatives. During the year ended December 31, 2002 and for the period from July 2001 (date of acquisition) to December 31, 2001, no customer accounted for more than 10% of PRI's total sales.

Hospital Mobile Laser/Surgical Services

         PRI provides mobile laser/surgical services to customers in each market served. Each location is staffed with full-time trained technicians and sales representatives, and is equipped with a variety of surgical equipment to meet customer needs. During the year ended December 31, 2002 , PRI performed over 13,000 procedures company-wide and revenues from our mobile medical equipment and services business comprised approximately 75% of our total revenues. We believe that revenue from our surgical related services will continue to comprise the majority of our revenues in the foreseeable future.

Cosmetic Mobile Laser/Surgical Services

         The cosmetic laser business is primarily physician office based. This market is characterized by rapid changes in specific techniques as new technology emerges. Recently, cosmetic laser skin resurfacing surgery has shown significant growth, however, price competition is a constant challenge from smaller start-up companies. Recent legislation in California and some other states restricting anesthesia in doctor offices has redirected some of this cosmetic surgery to hospitals and surgery centers where PRI has existing customer relationships and the ability to compete more effectively. For the years ended December 31, 2002 and 2001, revenues from our cosmetic laser business comprised approximately 17% and 18%, respectively, of our total revenues.

General Medical Equipment, Rentals

         PRI entered the general equipment rental market several years ago. However, due to lower margins and increased competition and its focus on the higher margin mobile surgical services business, MRM started phasing out its general equipment rental business in late 2001 and is in the process of selling its remaining general medical rental equipment assets.

INVESTMENTS

Investments In Limited Liability Companies

         In connection with expanding its business in certain commercial and geographic areas, PRI will help to form Limited Liability Companies ("LLCs") in which it will acquire a minority interest and offer the remaining interest to physicians and other qualified investors. These LLCs acquired certain equipment for use in their respective business activities which generally focus on cosmetic and surgical procedures. In prior years, PRI helped to form and subsequently acquired a minority equity interests in various LLCs in Utah, Colorado and California and holds minority interest in seven LLCs as of December 31, 2002. PRI helped to form one new LLC during the year ended December 31, 2002 whereby the LLC raised $198,800 in total capital of which PRI contributed $26,250. In addition, PRI sold certain medical equipment to the LLC for $145,000, plus sales tax and recorded a net gain on the sale of $118,734 in 2002, which is included in the gain on sale of assets in the accompanying statement of operations. The Company utilizes the equity method of accounting for its investments in the various LLCs. For the year ended December 31, 2002 and the period ended December 31, 2001 the Company recorded equity in earnings (losses) of $(5,508) and $26,773, respectively, from its ownership interest in such LLCs. In addition, PRI and its affiliates provide operating and administrative services to the LLCs. For the year ended December 31, 2002 and the period ended December 31, 2001 the Company earned fees for management, operational and other services of $1,191,280 and $901,769, respectively. In addition, PRI billed such LLCs $208,341 for reimbursable selling and general and administrative expenses incurred during the year ended December 31, 2002. The balances due from the LLCs at December 31, 2002 and 2001 was $121,543 and $38,268, which is recorded under "due from related parties" in the accompanying consolidated balance sheets. PRI intends to withdraw from five of these LLCs during 2003 due to less than expected operating performance by these entities. In connection therewith, as of December 31, 2002 PRI has recorded an allowance for doubtful accounts of $73,568 for estimated uncollected receivables from one such LLC.

Other Investments

         As discussed herein, prior to Emergent's acquisition of MRM in July 2001 it acted as a merchant banking firm seeking opportunities and sources of funding and, with investors' money and/or Emergent's own capital, financing expected growth of its clients or facilitating transactions for them. During the course of these activities Emergent's largest investment of $2,000,000 was made in March 2000 in the securities of Stonepath Group Inc. ("Stonepath") (formerly Net Value Holdings Inc.), an investment made on Emergent's behalf by a related party. As of December 31, 2002; 2001 and 2000, the Company recognized realized and unrealized gains (losses) on this investment of $(1,732,573); $175,760, and $(1,908,333), respectively.

         In October 2000, a related party of Emergent (the "plaintiff") commenced an action on behalf of Emergent against Stonepath and two of its officers in the United States District Court for the Southern District of New York. The action was for negligence and fraud under the federal securities laws and common law to recover its investment in Stonepath. On April 15, 2002 the court dismissed the plaintiff's amended Complaint without leave to amend. Emergent has filed an appeal of the court's decision. The Company does not intend to conduct any additional merchant banking activities in the future.

GOVERNMENT REGULATION

         The healthcare industry is subject to extensive federal and state regulation. Promulgation of new laws and regulations, or changes in or re-interpretations of existing laws or regulations, may significantly affect the Company's business, operating results or financial condition. The Company is not currently subject to regulation, however, a court or governmental body could make a determination that the Company's business should be regulated. The Company's operations might be negatively impacted if it had to comply with government regulations. Furthermore, the manufacturers of medical equipment utilized by the Company are subject to extensive regulation by the Food and Drug Administration ("FDA"). Failure of such manufacturers to comply with FDA regulations could result in the loss of approval by the FDA of such medical equipment, which could adversely affect the Company's operating results or financial condition. In addition, certain of our customers are subject to the Medicare reimbursement rules and regulations as well as similar state-level regulations. Our business could be negatively impacted if such customers were found to be non- compliant with such regulations and/or ineligible for such reimbursements. As consolidation among physician groups continues and provider networks continue to be created, purchasing decisions may shift to persons with whom the Company has not had prior contact. The Company cannot be certain that it will be able to maintain its physician, vendor and/or manufacturer relationships under such circumstances.

POTENTIAL EXPOSURE TO LIABILITY

         Physicians, hospitals and other providers in the healthcare industry are subject to lawsuits, which may allege medical malpractice or other claims. Many of these lawsuits result in substantial defense costs and judgments or settlements. The Company does not engage in the practice of medicine, nor does it control the practice of medicine by physicians utilizing its services or their compliance with regulatory requirements directly applicable to such physicians or physician groups. However, the services the Company provides to physicians, including actions by its technicians, its establishment of protocols and its training programs, could give rise to liability claims. The Company may become involved in material litigation in the future and it is possible that a claim or claims arising from such litigation might exceed the Company's insurance coverage. Currently, the Company's product liability insurance coverage expires in April 2003. In the future, the Company may not be able to maintain such insurance coverage or obtain new coverage in the future.

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

EMPLOYEES

         As of February 28, 2003, the Company employed 77 full-time persons (including three executive officers), 52 of whom were involved in operations activities (most of these were active as field technicians), 11 of whom were involved in sales and marketing, and 14 of whom were involved in administration, information technology, and accounting. In addition, the Company may employ part-time and occasional employees as technicians to handle overload situations. None of our employees are represented by collective bargaining agreements. The Company believes that its employee relations are good.

Item 2.  Properties

         The Company leases approximately 14,400 square feet of office/warehouse space for its operations and headquarters in Glendale, California. The lease agreement provides for monthly rent of $13,270, plus reimbursements for property taxes and insurance, and is subject to annual increases based on increases in the Consumer Price Index. The lease expires in July 2006 and provides for an option to renew for an additional five years. The Company also leases an aggregate of approximately 5,000 square feet of space for its field and sales office under operating lease agreements that expire on various dates through March 2004 in Northern California, Colorado and Utah. We believe our present facilities will be adequate for our reasonably foreseeable needs.

Item 3. Legal Proceedings

Stonepath Group, Inc.

         In October 2000, a related party of Emergent (the "plaintiff") commenced an action on behalf of Emergent against Stonepath Group, Inc. and two of its officers in the United States District Court for the Southern District of New York. The action was for negligence and fraud under the federal securities laws and common law to recover its investment in Stonepath. On April 15, 2002, the court dismissed the plaintiff's amended Complaint without leave to amend. Emergent has filed an appeal of the court's decision and this appeal is pending.

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

General Electric

         Beginning in 1999, the Company's subsidiaries entered into 39 personal property sales contracts to purchase from General Electric certain medical equipment. The total amount the Company owed to General Electric as of May 21, 2002 was $2,399,487. The Company reached a settlement with General Electric in June 2002 and entered into a Stipulation of Settlement for entry of judgment which would be filed in Superior Court of the State of California, County of Los Angeles only if there is a default which is not cured. Pursuant to the settlement agreement, the Company agreed to return certain equipment to General Electric and to make sixty (60) monthly payments of $18,013 for a total of $1,080,781. In the event the Company fails to make all required payments when due, and an event of default occurs which is not cured, the Company would owe General Electric the original due under 39 personal sales contracts. The Company is current in making all required payments under the settlement agreement and substantially all of the equipment has been returned.

Charlotte Taylor

         In December 2001, Charlotte Taylor commenced a legal proceeding in the Superior Court of the State of California, County of Orange, against MRM, Anaheim General Hospital and a surgeon named Jay Shree Vyas M.D. alleging compensatory and general damages for medical negligence and product liability in the amount to be proved at trial plus reasonable attorneys' fees, interest on the sum of damages awarded, costs of suit and such other amount as the Court deems just and proper. Plaintiff alleges that while she was under anesthesia, Defendants sought to use an instrument called a morcelator which did not function properly and allegedly caused her harm. The Company has reported this legal proceeding to its insurance company and management believes that the outcome of this proceeding will be covered by insurance, except for any applicable deductible. The Company intends to vigorously defend this lawsuit.

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

         In addition to the matters noted above, from time to time, we may become involved in litigation arising out of operations in the normal course of business. As of December 31, 2002 and as of February 28, 2003, we are not a party to any pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results or financial position.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

                                     PART II

Item 5.  Market for Registrant's Securities and Related Stockholder Matters.

      Our common stock was traded on the OTC Bulletin Board under the symbol "EMGR" before being removed from listing due to the January 31, 2003 late filing of Form 10-K for the year ended December 31, 2001. The last closing sales price of our Common Stock on the bulletin board was $.005 on May 21, 2002. The Company intends to attempt to obtain a new listing for its common stock on the OTC Bulletin board or BBX Exchange. No assurances can be given that the Company will be successful in this regard. Since being removed from the Bulletin Board, our common stock continues to trade on a limited and sporadic basis in the Over-the-Counter Market. The following table sets forth the range of high and low closing prices of our Common Stock for the periods indicated.


         Quarters Ended                                                High             Low

         March 31, 2001..............................................  1.00              .01
         June 30, 2001...............................................  1.25              .25
         September 30, 2001..........................................   .56              .15
         December 31, 2001...........................................   .15              .05
         March 31, 2002..............................................   .06              .01
         June 30, 2002...............................................  .035             .005
         September 30, 2002..........................................   .03            .0001
         December 31, 2002...........................................   .01            .0001
         Last Available in 2002
         December 20, 2002........................................... .0001            .0001

          All quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

         As of February 28, 2003, there were 1,081 holders of record of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name. The Company's transfer agent is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, NY 10038.

Dividend Policy

         We have never paid any cash dividends and intend, for the foreseeable future, to retain any future earnings for the development of our business. Our Board of Directors will determine our future dividend policy on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

Recent Sales of Unregistered Securities

During 2002, the Company made the following sales or issuances of unregistered securities:

-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
                                                 Consideration Received
                                                 and Description of
                                                 Underwriting or Other
                                                 Discounts to Market                            If Option, Warrant
                                                 Price or Convertible                           or Convertible
                                                 Security, Afforded to     Exemption from       Security, terms of
                                                 Purchasers                Registration         exercise or
Date of Sale   Title of Security  Number Sold                              Claimed              conversion
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
12/30/02       Common Stock       13,942,994     Services rendered; no     Section 4(2)         Not applicable.
                                                 commissions paid
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
12/30/02       Common Stock       3,861,000      Options granted under     This stock option    10-year Options were
                                                 2002 Stock Option Plan;   plan will be         granted to
                                                 no cash received; no      registered on a      employees, directors
                                                 commissions paid          Form S-8             and consultants  and
                                                                           Registration         at $.01 per share;
                                                                           Statement shortly    Options generally
                                                                           after the filing     vest in five equal
                                                                           of this Form 10-K.   annual installments
                                                                                                commencing on the
                                                                                                date of grant expire
                                                                                                ten years from date
                                                                                                of grant.
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
12/30/02       Common Stock       500,000        Options granted outside   Section 4(2)         10-year Options
                                                 stock option plan; no                          exercisable at $.01
                                                 commissions paid                               per share
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------

12/30/02       Common Stock       30,000         Warrants granted in       Section 4(2)         Warrants exercisable
                                                 connection with debt                           at anytime $.01 per
                                                 forgiveness; no cash                           share through
                                                 received; no                                   2/28/05.
                                                 commissions paid
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
12/30/02       Common Stock       370,000        Debt conversion; no       Section 4(2)         Not applicable
                                                 commissions paid
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
5/21/02        Common Stock       6,195,880      Options granted under     This stock option    10-year Options were
                                                 2002 Stock Option Plan;   plan will be         granted to
                                                 no cash received; no      registered on a      employees/consultants
                                                 commissions paid          Form S-8             at $.01 per share;
                                                                           Registration         Options generally
                                                                           Statement shortly    vest in five equal
                                                                           after the filing     annual installments
                                                                           of this Form 10-K.   commencing on the
                                                                                                date of grant and
                                                                                                expire ten years
                                                                                                from date of grant.
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------

Equity Compensation Plan

     The following summary information is as of February 28, 2003 and relates to our 2002 Stock Option Plan described in Item 11 pursuant to which we have granted options to purchase our common stock:


------------------------------- ------------------------------ ---------------------- --------------------------------
                                (a)                             (b)                     (c)
------------------------------- ------------------------------ ---------------------- --------------------------------
Plan category                   Number  of  shares  of common  Weighted average       Number of securities
                                stock to                       exercise price of      remaining available for
                                be issued upon exercise        outstanding            future issuance under
                                of outstanding options         options (1)            equity compensation plans
                                                                                      (excluding shares
                                                                                       reflected in column (a)
------------------------------- ------------------------------ ---------------------- --------------------------------
Equity compensation
Plans  (2)                              8,828,267                      $.01                      4,171,733
------------------------------- ------------------------------ ---------------------- --------------------------------

--------------------
(1) Based upon 8,668,267 options exercisable at $.01 per share, 80,000 options exercisable at $.05 per share and 80,000 options exercisable at $.20 per share.

(2) The 2002 Stock Option Plan will be submitted to stockholders for approval at our next annual meeting.


     The following summary information is as of February 28, 2003 and relates to our 2001 Stock Option Plan described in Item 11 pursuant to which we have granted options to purchase our common stock:

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

     The following summary information is as of February 28, 2003 and relates to our Stock Option Plans of MRM described in Item 11 which were assumed by Emergent and pursuant to which we have granted options to purchase our common stock:

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

Consolidated Statement of Operations Data

                                                                                              Period from Inception
                                                             Year Ended       Year Ended      (March 8, 2000) to
                                                            December 31,     December 31,      December 31,
                                                                2002           2001 (1)            2000
                                                          ----------------- ---------------- -----------------

Revenue                                                        $ 9,096,967      $ 5,244,585               $ -
Cost of goods sold                                               5,434,923        4,328,935                 -
                                                          ----------------- ---------------- -----------------

Gross profit                                                     3,662,044          915,650                 -

Selling, general, and administrative expenses                    3,826,334        3,609,439           986,401
Impairment of property and equipment                                     -        3,732,223                 -
Impairment of goodwill                                           2,100,955          687,906                 -
                                                          ----------------- ---------------- -----------------

Income (Loss) from Operations                                   (2,265,245)      (7,113,918)         (986,401)

Other Income (Expenses):
    Realized gain (loss) on investment securities               (1,732,573)      (2,306,428)         (709,703)
    Interest expense                                              (455,711)        (357,134)                -
    Equity in net earnings (loss) of investment in limited
           liability companies                                      (5,508)          26,773                 -
    Gain (loss) on disposal of property and equipment              163,880           45,571                 -
    Other income (expenses), net                                    67,964          (13,485)          128,284
                                                          ----------------- ---------------- -----------------
Total Other Income (Expense)                                    (1,961,948)      (2,604,703)         (581,419)
                                                          ----------------- ---------------- -----------------

Loss before provision for income taxes and
    extraordinary item                                          (4,227,193)      (9,718,621)       (1,567,820)
Provision for income taxes                                               -            1,600                 -
                                                          ----------------- ---------------- -----------------

Loss before extraordinary item                                  (4,227,193)      (9,720,221)       (1,567,820)

Extraordinary item
    Gain on forgiveness of debt, net of tax                      2,468,754                -                 -
                                                          ----------------- ---------------- -----------------

Net income (loss)                                               (1,758,439)      (9,720,221)       (1,567,820)
Other comprehensive gain (loss), net of tax
    Unrealized gain (loss) on investment securities                      -          175,760        (2,042,395)
    Reclassification adjustment for gains inclueded
        in net loss                                                      -          134,062                 -
                                                          ----------------- ---------------- -----------------

Comprehensive income (loss)                                   $ (1,758,439)    $ (9,410,399)     $ (3,610,215)
                                                          ================= ================ =================
Basic and diluted income (loss) per share

    Before extraordinary item                                      $ (0.08)         $ (0.19)          $ (0.04)
    Extraordinary item                                                0.05                -                 -

                                                          ----------------- ---------------- -----------------
Total basic and diluted income (loss) per share                    $ (0.03)         $ (0.19)          $ (0.04)
                                                          ================= ================ =================

Weighted-average shares outstanding                             53,476,172       48,350,262        41,557,789
                                                          ================= ================ =================



----------
(1) Operating results include the operations of MRM from July 6, 2001 (date of acquisition) to December 31, 2001.

Balance Sheet Data


                                                                    December 31,
                                                ---------------- --------------- ---------------
                                                     2002             2001            2000
                                                ---------------- --------------- ---------------

Total Assets                                          5,781,772       8,604,442       5,184,747

Long-term Debt                                        1,026,451       2,884,798               -

Total Shareholders' Equity                              562,662         474,585       5,062,910

Weighted Avergage Common Shares
     Outstanding - basic and diluted                 53,476,172      48,350,262      41,557,789


Critical Accounting Policies

         Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements require managers to make estimates and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our financial statements.

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

Overview

         Emergent is the parent company of MRM, its wholly owned and only operating subsidiary. MRM primarily conducts its business through its wholly owned subsidiary, PRI. Emergent Group Inc., MRM and PRI are referred to collectively hereinafter as the "Company." PRI is a provider of mobile surgical equipment, on a fee for service basis, to hospitals, surgical care centers and other health care providers. PRI serves both large and small health care providers and makes mobile surgical services available to its customers by providing this equipment on a per procedure basis to hospitals, out patient surgery centers, and physician offices. PRI provides mobile lasers and other surgical equipment with technical support required to ensure the equipment is working correctly. PRI also provides a limited amount of general equipment on a rental basis to hospitals and surgery centers, although PRI is winding down this area of business in order to focus on its core surgical equipment rental/services business. In connection with the phase-out of the general medical equipment rental business and review of other property and equipment assets, the Company recorded impairment charges for property and equipment, and goodwill of $3,732,223 and $687,906, respectively, as of December 31, 2001. In addition, the Company recognized a write-down of $2,100,955 of goodwill as of December 31, 2002 due to impairment, which was based on an independent valuation of this asset. The goodwill was initially recorded in connection with Emergent's acquisition of MRM in July 2001.

Acquisition of Medical Resources Management, Inc.

         Reference is made to "Item 1" for a discussion of the Company's July 2001 acquisition of MRM.

         Prior to Emergent's acquisition of MRM, Emergent was a merchant banking firm. Merchant banks are essentially in the business of finding opportunities and sources of funding and, with investors' money and their own capital, financing growth and facilitating transactions for, and among their clients. The distinguishing characteristics of a merchant bank are that it commits its own capital, or the capital of its principals, to a transaction, either in the form of debt, typically short-term bridge financing, or equity, and that it generally receives an equity position in the client company as part or all of the compensation for its services. In late 2000 Emergent made convertible loans to MRM. Since July 2001 we have ceased our merchant banking activities in order to concentrate the Company's management and resources on developing the mobile surgical equipment and services business of MRM.

Transfer of Equity with Dynamic International, Ltd. and Formation of Emergent Group Inc.

         Reference is made to "Item 1" for a discussion of an equity transfer and spin-off of assets to Dynamic International, Inc.s and the former members of Emergent Ventures, LLC's acquisition of control of Dynamic International, Ltd.

Results of Operations

The following table sets forth certain selected condensed consolidated statement of operations data for the periods indicated:
Statement of Operations Data

                                                                                                                Period from
                                                                                                                March 8, 2000
                                                                          Year Ended December 31,               (Inception) to
                                                                                                                December 31,
                                                              ------------------------------------------------ ---------------------
                                                                   2002          %       2001 (1)        %            2000
                                                                                 -                       -
                                                              ----------------        ----------------         -------------------
Revenue                                                           $ 9,096,967    100%     $ 5,244,585    100%                 $ -
Cost of goods sold                                                  5,434,923     60%       4,328,935     83%                   -
                                                                   ----------     ---      ----------     ---       --------------

Gross profit                                                        3,662,044     40%         915,650     17%                   -

Selling, general, and administrative expenses                       3,826,334     42%       3,609,439     69%             986,401
Impairment of property and equipment                                        -       -       3,732,223     71%                   -
Impairment of goodwill                                              2,100,955     23%         687,906     13%                   -
                                                                   ----------     ---      ----------     ---       --------------

Loss from operations                                               (2,265,245)   -25%      (7,113,918)  -136%            (986,401)

Other (expense)                                                    (1,961,948)   -22%      (2,604,703)   -50%            (581,419)
                                                                   ----------     ---      ----------     ---       --------------

Loss before provision for income taxes
    and extraordinary item                                         (4,227,193)   -46%      (9,718,621)  -185%          (1,567,820)
Provision for income taxes                                                 -       0%           1,600      0%                   -
                                                                   ----------     ---      ----------     ---       --------------

Net income (loss) before extraordinary item                       $(4,227,193)   -46%     $(9,720,221)  -185%        $ (1,567,820)
                                                                  ============   ====     ============  =====       ==============
Extraordinary item
    Gain on forgiveness of debt, net of tax                         2,468,754     27%              -       0%                   -
                                                                   ----------     ---      ----------     ---       --------------
Net income (loss)                                                 $(1,758,439)   -19%     $(9,720,221)  -185%        $ (1,567,820)
                                                                  ============   ====     ============  =====       ==============
Basic and Diluted Net Income (Loss) Per Share
    Before extraordinary item                                         $(0.08)                 $ (0.19)                    $ (0.04)
    Extraordinary item                                                  0.05                        -                           -
                                                                      --------                --------                    --------
Total basic and diluted income (loss) per share                       $ (0.03)                $ (0.19)                    $ (0.04)
                                                                      ========                ========                    ========

Statement of Operations Data


         Emergent conducted no significant operations, other than its investing activity prior to its acquisition and merger with MRM on July 6, 2001. The condensed consolidated financial statements of the Company for the periods ended December 31, 2002; 2001 and 2000 reflect net losses of $(1,758,439); $(9,720,221) and $(1,567,820), respectively, on net revenues of $9,096,967;
$5,244,585 and $-0-, respectively. In addition, in late 2001 the Company decided to discontinue rental of general medical equipment to hospitals and physicians, which accounted for approximately 6%; 11% and 0% of revenues for the periods ended December 31, 2002; 2001 and 2000, respectively.

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

         The Company generated revenues of $9,096,967 in 2002 compared to 5,244,585 in 2001. The increase in revenues in 2002 of $3,852,382 is due to the fact that 2002 includes a full year of operations for MRM compared to only six months in 2001. Revenues for 2002 compared to annualized revenues for 2001 were generally lower due to the phase out of our general medical equipment rental business. Revenues for 2001 were generated by MRM during the period from July 6, 2001 (date of acquisition) to December 31, 2001. Emergent had no operations prior to the acquisition of MRM. Approximately 75% and 68% of revenues for 2002 and 2001, respectively, were generated from MRM mobile surgical equipment services with the balance primarily generated from cosmetic services and non-surgical equipment rentals.

         Cost of goods sold was $5,434,923 in 2002 compared to $4,328,935 for 2001. The increase in cost of goods sold of $1,105,988 for 2002 is due to the inclusion of MRM's operations in Emergent's consolidated results for the full year in 2002 compared to only six months in 2001. In addition, cost of sales for 2002 is lower compared to 2001 on an annualized basis due to a decrease in depreciation expense in connection with the write-down of our property and equipment as a result of an impairment as of December 31, 2001, which was primarily due to the phase out of our general equipment rental business during 2002, lower overall revenues in 2002 compared to annualized revenues for 2001 and due to equipment returned to debt holders in connection with our restructuring efforts during 2002. Cost of goods sold primarily consist of payroll costs and related expenses for technicians, cost of disposables consumed, insurance costs and other operating costs incurred in rendering such services.

         Gross profit from operations was $3,662,044 in 2002 compared to $915,650 for 2001. Gross profit as a percentage of revenues was 40% in 2002 compared to 17% for 2001. The improvement in gross profit relates to lower depreciation expense in 2002 compared to 2001 due to a decrease in depreciation expense in connection with the write-down of our property and equipment as a result of impairment as of December 31, 2001, which was primarily related to the phase out of our general equipment rental business during 2002 and as a result of returning various equipment to debt holders in connection with our restructuring efforts during 2002. The lower gross margin rate for 2001 related, in part, to certain inventory write-offs in connection with the merger with MRM in July 2001. Gross margin rates are dependent upon various factors including product and services mix, pricing considerations, and equipment and technician utilization rates. The gross margin for 2002 is not necessarily indicative of the margins that may be realized in future periods.

         Selling, general and administrative expenses were $3,826,334 in 2002 compared to $3,609,439 for 2001. The increase of $216,895 in such expenses relate to the inclusion of operating results for MRM for the full year in 2002 compared to only six months in 2001. MRM incurred selling, general and administrative expenses of $3,715,832 in 2002 compared to 1,875,391 in 2001 due to the inclusion of MRM operations from July 1, 2001 (date of acquisition) to December 31, 2001. The inclusion of MRM selling, general and administrative expenses in Emergent's consolidated results for 2002 was offset by a decrease of $1,623,548 in selling, general and administrative expenses incurred by Emergent in 2002 and other factors including the elimination of duplicate functions as a result the merger with MRM, and improved cost control efforts. Selling, general and administrative expenses as a percent of revenues was 42% in 2002 compared to 69% in 2001. We anticipate that selling, general and administrative expenses as a percentage of revenues will continue to show moderate improvement as we continue to implement cost control policies and procedures.

         The Company recognized an impairment charge of $3,732,223 as of December 31, 2001 primarily in connection with the revaluation of its general rental equipment. No such charges were incurred in 2002. In late 2001, the Company decided to discontinue its general rental business due to poor performance and in order to focus on its core business of providing mobile surgical equipment and services. The Company is in the process of selling its remaining general rental equipment through the use of independent equipment brokers. From January 1, 2002 to December 31, 2002, the Company sold general rental equipment with an aggregate net book value of $504,044 and had recognized net gains on such dispositions of approximately $163,880. The Company expects to continue its disposition activities until all such general rental equipment is sold.

         The Company recognized goodwill impairment charges of $2,100,955 for 2002, compared to a charge of $687,906 for 2001. The write-down of $2,100,955 for 2002 is due to impairment based on an independent valuation of this asset. The write-down for 2001 primarily resulted from our decision to discontinue the non-surgical general rental business in late 2001. Emergent initially recorded such goodwill in connection with its acquisition and merger with MRM in July 2001. The Company will continue to review the value of its tangible and intangible assets in the future as events and circumstances warrant and it may be required to record additional impairment charges if the carrying amount of its assets is deemed to be unrecoverable.

         Other expense was $1,961,948 in 2002 compared to $2,604,703 in 2001. For 2002 other expense primarily consists of a realized loss on investment securities of $1,732,573 and interest expense of $455,711; offset by gains on the sale of assets of $163,880 and other miscellaneous income of $67,964. For 2001 other expense primarily consists of realized losses on investment securities of $2,306,428 and interest expense of $357,134; offset by other miscellaneous income and expense items. The realized loss on investment securities in 2002 related to the disposition of the investment in Stonepath, which was purchased by Emergent in 2000 as discussed elsewhere in the Form 10-K. The realized losses in 2001 relate primarily to the permanent impairment of several investments in common stocks of unaffiliated companies, which were acquired by Emergent in 2000.

         The Company recognized a gain on forgiveness of debt, net of tax, of $2,468,754, which is presented as an extraordinary item in the accompanying consolidated statement of operations for the year ended December 31, 2002. As discussed elsewhere in this Form 10-K, in order to avoid ceasing our operations, a possible bankruptcy filing and in an effort to improve our financial condition, during the first quarter of 2002 we began the process of renegotiating substantially all of our outstanding debt, lease, and trade obligations with our key creditors. The gain on forgiveness of debt is directly related to the results of these efforts. As of December 31, 2002, we have substantially completed our debt restructuring whereby we have renegotiated outstanding debt and lease obligations with principal balances outstanding as of December 31, 2001 of $5,036,449 and have recorded $2,104,034 in net gains on forgiveness of debt. In addition, we have renegotiated certain trade debt obligations resulting in gains on forgiveness of debt of $364,720.

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

         Cost of goods sold of amounted to $4,328,935 for 2001, compared to $0 for 2000. Such costs were incurred by MRM during the period from July 6, 2001 to December 31, 2001 in connection with its mobile surgical equipment services business. No such costs were incurred during 2000 as discussed herein. Costs of good sold primarily consist of payroll costs and related expenses for technicians, cost of disposables consumed, insurance costs and other operating costs incurred in rendering such services.

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

         Selling, general and administrative expenses were $3,732,223 for 2001, compared to $986,401 for 2000. The increase in such expenses relate to the inclusion of operating results for MRM for the period from July 6, 2001 (date of acquisition) to December 31, 2001, while no such expenses were incurred in 2000. As discussed elsewhere in this Form 10-K, the Company, as the successor to Dynamic International, Ltd., is deemed to have been formed for financial reporting purposes on March 8, 2000 and as a result incurred general and administrative expenses from the date of formation to December 31, 2000, while general and administrative expenses were incurred for the full year in 2001.

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

Recently Issued Accounting Pronouncements

         Between June 2001 and December 2002, the Financial Accounting Standards Board ("FAB") issued SFAS No. 141 through SFAS No. 148. These pronouncements and any anticipated effect on us are described in Note 3 in the notes to our consolidated financial statements, which are incorporated herein by reference in this Item 7.

Liquidity and Capital Resources

         Our consolidated financial statements have been prepared on a going-concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of our business. As of December 31, 2002 and 2001 we had deficiencies in working capital of $(1,242,858) and $(2,246,008), respectively, and incurred net losses of $(1,758,439) and $(9,720,221), respectively, for the years then ended. In order to avoid ceasing our operations, a possible bankruptcy filing and in an effort to improve our financial condition, during the first quarter of 2002 we began the process of renegotiating substantially all of our outstanding debt, lease, and trade obligations with our key creditors. As of December 31, 2002, we have substantially completed this process whereby we have renegotiated outstanding debt and lease obligations with principal balances outstanding as of December 31, 2001 of $5,036,449 and have recorded net gains on forgiveness of debt of $2,104,034. The restructured debt and lease obligation agreements provide in some cases for the return of equipment used to collateralize such obligations, if applicable, and certain periodic and monthly installment for the balance of such obligations. In connection with our renegotiations with creditors we returned equipment with a net book value of $1,530,747. Generally, in the event of default by the Company we are required to repay all amounts previously forgiven and all amounts then outstanding are accelerated and become immediately due and payable. In addition, we have renegotiated outstanding trade debt with our major vendors in the amount of $458,683 and have recorded gains on forgiveness of vendor debt in the amount of $364,720. As of the filing date of this Annual Report on Form 10K, we are in compliance with the terms and conditions of our renegotiated debt agreements. However, as of December 31, 2002 the Company continues to be in default under certain lease obligations with aggregate principal balances outstanding of $162,347. We intend to continue negotiations with these creditors until these disputes are resolved and satisfactory resolutions are reached. No assurances can be given that these negotiations will be completed on terms satisfactory to the Company, if at all.

         At December 31, 2002 we had a bank loan (the "Bank Term Loan") outstanding in the amount of $599,774. The loan agreement provides for monthly payments of principal of $33,333 and interest at the prime rate plus 4.00%. Pursuant to the loan agreement principal and interest are due in 60 monthly installments through May 2004. As of December 31, 2001 we were in default under the loan agreement and as a result all principal and interest were accelerated and became immediately due and payable. However, in connection with the renegotiation of our debt obligations the due date for the principal and interest was extended to March 31, 2003. In addition, the lender has agreed to accept reduced principal payments of $16,667 per month through March 31, 2003. The Company assumed this loan obligation in July 2001 in connection with its acquisition of MRM. We also have an outstanding bank line of credit (the "Bank Line of Credit") in the amount of $1,108,700 with the same lender. This Bank Line of Credit provides for interest at the prime rate, plus 2.75%, with borrowings based upon eligible accounts receivable as defined. The amount outstanding under the Bank Line of Credit exceeded the eligible borrowing base as of December 31, 2001, and the Company was in default under the credit agreement. As a result this facility is not available for use as of the filing date of this Form 10-K. We have agreed with the lender to pay down the Bank Line of Credit using 50% of proceeds from the sale of medical rental equipment, not pledged to other lenders, as such transactions occur. No amounts have been repaid from such sales as of December 31, 2002. The Bank Line of Credit has been extended to March 31, 2003. We are currently in discussions with the lender to extend the bank loan and line of credit for six months on the same terms and conditions discussed herein. No assurances can be given that these negotiations will be completed on terms satisfactory to the Company, if at all.

         The Bank Line of Credit and Bank Term Loan prohibit the payment of cash dividends and require us to maintain certain levels of net worth and to generate certain ratios of cash flows to debt service. Notwithstanding the modified terms and conditions of the Bank Line of Credit and Bank Term Loan as discussed above, as of December 31, 2002, and the filing date of this Form 10-K, we were not in compliance with certain financial covenants of such agreements. As a result, we have classified all of the bank loan facilities as current liabilities in the accompanying balance sheet as of December 31, 2002.

         The Company had cash and cash equivalents of $957,242 at December 31, 2002. Cash provided by operating activities for the year ended December 31, 2002 was $973,209. Such amount primarily related to the inclusion in net loss of certain non-cash write-downs, including, write-down of investments of $1,732,573, impairment of goodwill of $2,100,955, depreciation and amortization of $594,538, and a net increase in working capital. Cash provided from investing activities amounted to $470,983 due to net proceeds from the sale of investments of $267,427, and the proceeds from the sale of property and equipment of $615,603 offset by the purchase of property and equipment for $119,442 and cash paid to limited liability companies of $292,605. Cash used by financing activities of $969,115, was primarily the result of the pay down of debt obligations and related fees of $822,688 and the payment of a bank overdraft of $146,427.

         Our auditors have included an explanatory paragraph relating to our ability to continue as a going concern as of and for the year ended December 31, 2002, in their Report of Independent Certified Public Accountants included in our audited financial statements contained elsewhere in this report. For the year ended December 31, 2002, we incurred a net loss before extraordinary item of $(4,227,193). Our accumulated deficit amounted to $(13,046,480) at December 31, 2002. Our auditors considered these factors, among others, to raise doubt about our ability to continue as a going concern. Recovery of our assets in the normal course of business is dependent upon future events, the outcome of which is indeterminable.

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

RISK FACTORS

WE HAVE INCURRED LOSSES AND MAY CONTINUE TO INCUR LOSSES.

         We incurred a net loss before extraordinary item of $(4,227,193) for the year ended December 31, 2002 due to a number of factors including a loss from operations of $(2,265,245), and a realized loss on the sale of investments of $1,732,573. In addition, the report of our independent auditors for the year ended December 31, 2002 contains a going concern opinion as a result of continuing net losses, a deficiency in working capital as of December 31, 2002 and defaults under certain debt and lease agreements. These matters raise substantial doubt about our ability to continue as a going concern. While many of these losses were primarily attributed to the matters noted herein, there can be no assurances that we will achieve profitability in the future.

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

WE MAY NEED SUBSTANTIAL ADDITIONAL FINANCING TO ACHIEVE OUR STRATEGIC GOALS AND TO RETIRE DEBT.

         Much of our future growth depends upon our ability to expand our customer base and on our ability to acquire new technologies related to medical surgical equipment. Such endeavors will require additional capital resources. In addition, we will need to generate funds to meet our existing debt obligations, most of which was recently restructured. These initiatives may require us to raise significant sums of additional capital, which may or may not be available. In addition, raising additional capital may result in substantial dilution to existing shareholders. We can provide no assurances that such financing will be available to us on satisfactory terms, if at all.

OUR BUSINESS IS SUBJECT TO ADVERSE CHANGES IN GOVERNMENT REGULATION.

         Many aspects of our business in delivering surgical equipment and related services may be impacted by changes in federal and state regulations. We could encounter difficulties in meeting the requirements of new or changing regulations. In addition, certain of our customers are subject to the Medicare reimbursement rules and regulations as well as similar state-level regulations. Our business could be negatively impacted if such customers were found to be non- compliant with such regulations and/or ineligible for such reimbursements.

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

THERE MAY NOT BE AN ACTIVE TRADING MARKET FOR OUR STOCK.

         In the past, there has been an irregular and relatively illiquid public market for our common stock. Our common stock was removed from listing and trading on the OTC Electronic Bulletin Board due to the late filing of Form 10-K for the year ended December 31, 2001. Our common stock trades periodically and on a limited basis in the Over-the-Counter Market. We intend to attempt to obtain a broker-dealer to file a new listing of our common stock on the OTC Electronic Bulletin Board or BBX Exchange, as the case may be. There can be no assurances that we will be successful in this regard nor can we provide assurance when and if, or to what extent, a more regular and/or liquid trading market may develop. This may make it difficult for you to sell your shares of our common stock.

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

IF WE LOSE SENIOR MANAGEMENT AND KEY EMPLOYEES ON WHOM WE DEPEND, OUR BUSINESS COULD SUFFER.

         Effective December 30, 2002, we entered into 18- month employment contracts with Bruce J. Haber and Louis Buther who are key employees and officers of the Company. We believe that our future success will depend to a significant extent upon retaining the services of Messrs. Haber and Buther and other key employees. Our business could be materially and adversely affected if we lose the services of Messrs. Haber and Buther. We currently do not have "key-person" life insurance policies to cover the lives of Messrs. Haber and Buther or any other key employees. The ability to continue to attract and retain highly skilled personnel will be a critical factor in determining our future success. Competition for highly skilled personnel is intense and we may not be successful in attracting, assimilating or retaining qualified personnel to fulfill current or future needs. If we cannot recruit, train, retain and effectively manage key employees, our business, profitability and growth prospects could suffer.

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

Item 8.  Financial Statements and Supplementary Data.

Financial Statements

Quarterly Results

         The following table sets forth certain unaudited quarterly financial data for 2002 and 2001. In our opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments, except as noted) necessary to present fairly the information set forth therein. The operating results for any one quarter are not necessarily indicative of results for any future period.

Quarterly Results of Operations

                                                                                   Quarter Ended
                                                         -------------------------------------------------------------------
                                                            March 31,        June 30,       September 30,    December 31,
                                                              2002             2002             2002             2002
                                                         ---------------- ---------------- ---------------- ----------------

Revenue                                                      $ 2,502,521      $ 2,197,824      $ 2,150,221      $ 2,246,401
Cost of goods sold                                             1,414,533        1,391,662        1,359,081        1,269,647
                                                         ---------------- ---------------- ---------------- ----------------

Gross profit                                                   1,087,988          806,162          791,140          976,754

Selling, general, and administrative expenses                    870,694          844,863          947,828        1,162,949
Impairment of property and equipment                                                                                      -
Impairment of goodwill                                                                                            2,100,955
                                                         ---------------- ---------------- ---------------- ----------------

Income (Loss) from operations                                    217,294          (38,701)        (156,688)      (2,287,150)

Other income (expense):
   Realized gain (loss) on investment securities                       -       (1,732,573)               -                -
   Interest expense                                             (153,748)        (128,812)         (94,658)         (78,493)
   Equity in net earnings (loss) of investment in limited                                                                 -
       liability companies                                         7,222           (1,048)           7,243          (18,925)
   Gain (loss) on disposal of property and equipment              81,268          131,554           (3,683)         (45,259)
   Other Income (expense), net                                    86,563            5,800          (12,068)         (12,331)
                                                         ---------------- ---------------- ---------------- ----------------

           Total other income (expense)                           21,305       (1,725,079)        (103,166)        (155,008)
                                                         ---------------- ---------------- ---------------- ----------------

Income (loss) before provision for income taxes
   and extraordinary item                                        238,599       (1,763,780)        (259,854)      (2,442,158)
Provision for income taxes                                             -                -                -                -
                                                         ---------------- ---------------- ---------------- ----------------

Income (loss) before extraordinary item                          238,599       (1,763,780)        (259,854)      (2,442,158)

Extraordinary item
   Gain on forgiveness of debt, net of tax                       226,517          823,865          209,695        1,208,677
                                                         ---------------- ---------------- ---------------- ----------------

Net income (loss)                                              $ 465,116       $ (939,915)       $ (50,159)    $ (1,233,481)
                                                         ================ ================ ================ ================

Income (Loss) Per Share Data:
   Before extraordinary item                                     $ 0.004         $ (0.033)        $ (0.005)        $ (0.046)
   Extraordinary item                                            $ 0.004          $ 0.016          $ 0.004          $ 0.023
                                                         ---------------- ---------------- ---------------- ----------------

Basic and diluted income (loss) per share                         $ 0.01          $ (0.02)         $ (0.00)         $ (0.02)
                                                         ================ ================ ================ ================

Weighted-average common shares outstanding                    53,044,821       53,044,821       53,044,821       53,176,743
                                                         ================ ================ ================ ================

(1) The Company recorded an impairment charge of $2,100,955 during the fourth quarter of 2002 as a result of an independent valuation of this asset as of December 31, 2002.

(2) Certain reclassifications are reflected in the above quarterly data since the filing of such quarterly reports on Form 10-Q.

                                                                                  Quarter Ended
                                                        ------------------------------------------------------------------
                                                           March 31,        June 30,      September 30,     December 31,
                                                           2001 (2)         2001 (2)         2001 (2)         2001 (1)
                                                        ---------------- --------------- ----------------- ---------------

Revenue                                                             $ -             $ -       $ 2,769,622     $ 2,474,963
Cost of goods sold                                                    -               -         2,002,538       2,326,397
                                                        ---------------- --------------- ----------------- ---------------

Gross profit                                                          -               -           767,084         148,566

Selling, general, and administrative expenses                   411,853         525,138           831,108       1,841,340
Impairment of property and equipment                                                                            3,732,223
Impairment of goodwill                                                                                            687,906
                                                        ---------------- --------------- ----------------- ---------------

Income (Loss) from operations                                  (411,853)       (525,138)          (64,024)     (6,112,903)

Other income (expense):
   Realized gain (loss) on investment securities               (687,500)       (783,075)         (930,396)         94,543
   Interest expense                                                   -               -          (211,776)       (145,358)
   Equity in net earnings of investment in limited
       liability companies                                            -               -            24,098           2,675
   Gain (loss) on disposal of property and equipment                  -               -             1,483          44,088
   Other Income (expense), net                                   33,219          15,851           (27,453)        (35,102)
                                                        ---------------- --------------- ----------------- ---------------

           Total other income (expense)                        (654,281)       (767,224)       (1,144,044)        (39,154)
                                                        ---------------- --------------- ----------------- ---------------

Loss before provision for income taxes                       (1,066,134)     (1,292,362)       (1,208,068)     (6,152,057)
Provision for income taxes                                            -               -                 -           1,600
                                                        ---------------- --------------- ----------------- ---------------

Net loss                                                     (1,066,134)     (1,292,362)       (1,208,068)     (6,153,657)
Other comprehensive gain (loss), net of tax
   Unrealized gain (loss) on investment securities                3,105         133,834                 -          38,821
   Reclassification adjustment for gains included
       in net loss (2)                                                -               -                 -         134,062
                                                        ---------------- --------------- ----------------- ---------------

Comprehensive loss                                          $(1,063,029)    $(1,158,528)     $ (1,208,068)   $ (5,980,774)
                                                        ================ =============== ================= ===============

Loss Per Share Data:
Basic and diluted loss per share                                $ (0.02)        $ (0.03)          $ (0.02)        $ (0.12)
                                                        ================ =============== ================= ===============

Weighted-average common shares outstanding                   44,173,280      44,173,280        49,501,000      49,998,000
                                                        ================ =============== ================= ===============


(1) In connection with the acquisition of substantially all of the assets and liabilities of MRM in July 2001, Emergent recorded an excess of cost over the fair value of assets acquired of $3,420,862. For the quarter ended December 31, 2001, we recorded an expense of $687,906 in connection with the impairment of this asset. In addition, we recorded a net expense of $3,732,223 in connection with a review of property and equipment for impairment. Also, we increased the reserve for inventory obsolescence by $50,000 in December 2001, which is included in cost of goods sold.

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

                  The names, ages and principal occupations of the Company's present officers and directors are listed below.


                                               First Became
              Name (1)                 Age    Director and/or                 Position
              --------                 ---    ---------------                 --------
                                                  Officer
Bruce J. Haber                          50          2003       Chairman of the Board and Chief
                                                               Executive Officer
Louis Buther                            49          2003       President and Chief Operating Officer
William M. McKay                        48          2002       Chief Financial Officer, Treasurer
                                                               and Secretary
Daniel Yun                              35          2000       Director
Mark Waldron                            35          2000       Director
Howard Waltman                          70          2001       Director
Matthew K. Fong, Sr                     49          2001       Director
------------------

(1) Directors are elected at the annual meeting of stockholders and hold office until the following annual meeting.

         Bruce J. Haber is Chairman of the Board and Chief Executive Officer. Louis Buther is President of the Company. William M. McKay, who joined the Company in August 2002, is Chief Financial Officer, Secretary and Treasurer. The terms of all officers expire at the annual meeting of directors following the annual stockholders meeting. Officers serve at the pleasure of the Board and may be removed, either with or without cause, by the Board of Directors, and a successor elected by a majority vote of the Board of Directors, at any time.

         Bruce J. Haber has served as Chairman of the Board and Chief Executive Officer since January 31, 2003. Mr. Haber is currently President of BJH Management, LLC, a management firm specializing in turnaround consulting and private equity investments, which served as a consultant to the Company between October 2001 and January 2003. From October 2001 until December 2002, Mr. Haber served on the Board of Directors of EB2B Commerce, Inc. a computer software company. From March 2002 to December 2002 Mr. Haber served as Chairman of the Board and as a turnaround consultant to EB2B. Mr. Haber was founder, President and CEO of MedConduit.com, Inc., a healthcare e-commerce B2B from 2000 to 2001. Mr. Haber served as Executive Vice President and a Director of Henry Schein, Inc., an international distributor of healthcare products, as well as President of their Medical Group from 1997 to 1999. From 1981 to 1997, Mr. Haber served as President, CEO and Director of Micro Bio-Medics, Inc., and Caligor Medical Supply Company, a distributor of physician and hospital supplies, which merged with Henry Schein in 1997. Mr. Haber holds a Bachelor of Science degree from the City College of New York and a Master of Business Administration from Baruch College in New York.

         Louis Buther has served as President of the Company since January 31, 2003. Mr. Buther has served as an independent consultant since 2000, including providing consulting services to the Company between October 2001 and January 2003. From 1997 through 2000, Mr. Buther was Senior Vice President of the Medical Division of Henry Schein, Inc. From 1983 to 1997, Mr. Buther served as Vice President of Micro Bio-Medics, Inc., and Caligor Medical Supply Company which merged with Henry Schein in 1997. Mr. Buther holds an Associates Art Science Degree in Chemistry from Bronx Community College and a Bachelor of Science Degree in Pharmacy from Long Island University.

         William M. McKay has served as Chief Financial Officer of the Company since August 2002. From August 2000 to August 2002, he served as Chief Financial Officer and as a consultant for EV Global Motors Company, a privately held consumer products company. From December 1998 to July 2000 Mr. McKay served as Chief Financial Officer and Secretary for Internet Dynamics, Inc., a privately held software development company. From February 1998 to November 1998, he served as Chief Financial Officer for Koo Koo Roo, Inc., a publicly held food services company. From May 1995 to February 1998, Mr. McKay served as Chief Financial Officer and Secretary for View Tech, Inc., a publicly held technology company. Mr. McKay also has ten years of public accounting experience with Deloitte & Touche, where he last served as a senior manager in its audit department. Mr. McKay is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants, and holds a B.S. in business administration with an emphasis in accounting from the University of Southern California - Los Angeles.

         Daniel Yun has served as a director of the Company since August 2000. Mr. Yun became Chairman of the Board of the Company and served in this capacity between August 2000 and January 2003. Mr. Yun has also served as a director of its subsidiary, Medical Resources Management, Inc., since September 2000. Mr. Yun is Chairman of the board of Voyager Advisors, LLC, a Securities and Exchange Commission registered investment advisor. During approximately the past four years, Mr. Yun's principal occupation has been as a private investor. He has served as Manager of Emergent Capital Investment Management LLC since October 1998. Between May 1994 and August 1998, Mr. Yun served as vice president in charge of middle market derivatives at Lehman Brothers. Before joining Lehman Brothers, Mr. Yun was an associate in the fixed income division of Goldman, Sachs & Co. from 1993 to 1994. Upon graduating from the United States Military Academy at West Point with a Bachelor of Science in Economics, Mr. Yun was commissioned as a second lieutenant in the US Army, and was later appointed as a commanding officer in charge of 220 multinational soldiers in Korea. While in the army, Mr. Yun attended the Airborne, Air Assault and Ranger Schools, and obtained a Master in Public Administration from the University of Oklahoma. His professional publications include "Understanding Exotic Derivatives" in Controlling and Managing Interest Rate Risk, (ed. Robert Klein, Prentice Hall,
1996). Mr. Yun currently serves on the Rand Corporation Advisory Board.

         Mark Waldron has served as a director of the Company since August, 2000. Mr. Waldron also served as President and Chief Executive Officer of the Company between August 2000 and January 2003. . Mr. Waldron has served as a director of Medical Resources Management, Inc. since September 2000. Since January 2003 (and previously between 1998 and 2001), Mr. Waldron's principal occupation has been as a private investor. Mr. Waldron is a former vice president of J.P. Morgan in New York and was with the firm from June 1993 to June 1998. Mr. Waldron received his MBA from Northwestern University's Kellogg School of Management through the School's accelerated one-year program, where he attained Dean's List standing. Mr. Waldron was an Associate at Bankers Trust Company before attending business school, and received a B.A. with honors from the Richard Ivey School of Business at the University of Western Ontario. Mr. Waldron is a member of the Foreign Policy Association and MENSA, and is a citizen of Canada.

         Howard Waltman has served as a director of the Company since 2001. Since 2000, Mr. Waltman has acted as a private investor for a family limited liability corporation. Since 1986, Mr. Waltman has served as a director of Express Scripts, Inc. ("ESI"), and as its Chairman from 1986 to 2000. ESI was formed in 1986 as a subsidiary of Sanus, a company formed in 1983 by Mr.

Waltman, who served as its Chairman of the Board from 1983 to 1987. Sanus was acquired by New York Life Insurance Company in 1987. ESI provides mail order pharmacy services and pharmacy claims processing services and was spun out of Sanus and taken public in June 1992. Mr. Waltman also founded Bradford National Corp. in 1968, which was sold to McDonnell Douglas Corporation in 1981. From 1996 to 2000, Mr. Waltman served as a director of Computer Outsourcing Services, Inc. Mr. Waltman is currently a director of a number of privately held companies.

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

         On November 1, 2001, the Company's Board established a Compensation Committee with Messrs. Waltman, Fong and Yun as its members. On November 1, 2001, the Company's Board also established an Audit Committee with Messrs. Waltman and Fong and Dr. Bernard Rineberg, a former director, as its members. On December 19, 2002, the Board approved each of the following: (i) a resolution that upon the effective date of Mr. Bruce J. Haber becoming a director of the Company (i.e. January 31, 2003), the members of the Compensation Committee shall be changed to include Messrs. Haber, Waltman and Yun and (ii) a resolution reducing the number of Audit Committee members to two with Messrs. Waltman and Fong as its members.


Audit Committee

         The members of the Company's audit committee consists of Howard Waltman and Matthew Fong Sr., each of whom are deemed by Management to be independent directors. The definition of "independent director" is defined in Rule 4200(a)(14) of the NASD's Listing Standards. The NASD's listing standards define an "independent director" generally as a person, other than an officer of the Company, who does not have a relationship with the company that would interfere with the director's exercise of independent judgment. The Board intends to adopt a written charter. Such charter would be expected to include, among other things:

    . annually reviewing and reassessing the adequacy of the committee's formal charter;

    . reviewing the annual audited financial statements with the Company's management and its independent auditors and the adequacy of its internal accounting controls;

    . reviewing analyses prepared by the Company's management and independent auditors concerning significant financial reporting issues and judgments made in connection with the preparation of its financial statements;

    . being directly responsible for the appointment, compensation and oversight of the independent auditor, which shall report directly to the Audit Committee, including resolution of disagreements between management and the auditors regarding financial reporting for the purpose of preparing or issuing an audit report or related work;

    .    reviewing the independence of the independent auditors;

    . reviewing the Company's auditing and accounting principles and practices with the independent auditors and reviewing major changes to its auditing and accounting principles and practices as suggested by the independent auditor or its management;

    . reviewing all related party transactions on an ongoing basis for potential conflict of interest situations; and

    . all responsibilities given to the Audit Committee by virtue of the Sarbanes-Oxley Act of 2002, which was signed into law by President George W. Bush on July 30, 2002.

Code of Ethics

Effective March 3, 2003, the Securities & Exchange Commission requires registrants like the Company to either adopt a code of ethics that applies to the Company's Chief Executive Officer and Chief Financial Officer or explain why the Company has not adopted such a code of ethics. For purposes of item 406 of Regulation S-K, the term "code of ethics" means written standards that are reasonably designed to deter wrong doing and to promote:

o Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
o Full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the Securities & Exchange Commission and in other public communications made by the Company;
o       Compliance with applicable governmental law, rules and regulations;
o The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
o       Accountability for adherence to the code.

        While the Company has not adopted a code of ethics because of the short time period that has followed between the effective date of March 3, 2003 and the filing date of this Form 10-K, it intends to do so in the second quarter of 2003.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish us with copies of all
Section 16(a) forms they file. During fiscal 2002, none of our officers, directors or 10% or greater stockholders filed any forms late to the best of our knowledge, except as follows. Al Guadagno, formerly Chief Financial Officer of MRM, filed a Form 5 late in June 2002 to report transactions that occurred in 2001 and filed a Form 4 later in September 2002. Mr. Guadagno is no longer a reporting person In March 2003, Matthew Fong and Howard Waltman each filed late Form 5's in lieu of a Form 3 for August 2001 and in lieu of Form 4 for November 2001, which forms Messrs. Fong and Waltman failed to file. In March 2003, Daniel Yun filed late a Form 5 in lieu of a Form 4 which Mr. Yun failed to file for the month of May 2002.

Item 11.  Compensation of Directors and Executive Officers.

         The following table provides a summary compensation table with respect to Mark Waldron, who served as the Company's Chief Executive during 2002 and Al Guadagno, former Vice President and Chief Financial Officer of MRM during 2002. No other executive officer of the Company received salary and bonuses amounting to $100,000 or more in 2002. During the past three fiscal years, the Company has not granted stock appreciation rights to its executive officers. In addition, the Company does not have a defined benefit or actuarial plan.( The following table and notes thereto do not include Bruce J. Haber who became Chief Executive Officer of the Company on January 31, 2003, Louis Buther who became President of the Company on January 31, 2003 and William M. McKay who commenced serving as Chief Financial Officer of the Company on August 19, 2002. Mr. McKay's compensation for 2002 did not aggregate $100,000 or more in salary and bonuses.)


                           SUMMARY COMPENSATION TABLE


---------------------------------------------------------------------------- ------------------------------------------- -----------
                                                                                       Long Term Compensation
-------------------------- -------- ---------------------------------------- ------------------------------ ------------ -----------
                                    Annual Compensation                      Awards                         Payouts
-------------------------- -------- ---------------------------------------- ------------------------------ ------------ -----------
Name and                   Year     Salary ($)   Bonus ($)  Other Annual     Restricted      Number of      LTIP         All Other
Principal Position                                          Compensation     Stock           Options        Payout ($)  Compensation
                                                            ($)              Award(s) ($)                                ($)
-------------------------- -------- ------------ ---------- ---------------- --------------- -------------- ------------ -----------
Mark Waldron, former
Chief Executive Officer
of the Company              2002    116,250(1)       0        _22,618(1)           0               0             0              0
                            2001    70,000(1)        0         17,821(1)           0               0             0              0
                            2000         0           0             0               0             3,700(2)        0              0
                                                                                   -                             -              -
-------------------------- -------- ------------ ---------- ---------------- --------------- -------------- ------------ -----------
Al Guadagno,  former
Executive Vice President
and Chief Financial
Officer of MRM              2002      155,686        0             0               0         150,000(3)          0              0
                            2001      135,938        0             0               0         148,000             0              0
                            2000      50,000         0             0               0               0             0              0
-------------------------- -------- ------------ ---------- ---------------- --------------- -------------- ------------ -----------

--------------
(1) Mr. Waldron did not receive a salary during 2001. However, pursuant to a consulting agreement entered into with Mr. Waldron in December 2002 the Company allocated $70,000 of fees provided for under the agreement to services performed by Mr. Waldron in 2001 as the Company's CEO for which he was not previously compensated. In addition, the compensation amount for 2002 includes $10,000 of such fees for the period from January 1, 2002 to March 31, 2002. Such amounts will be paid in 2003. In addition, the Company reimbursed Mr. Waldron $22,618 and $17,821 for his rent, automobile, automobile insurance, and relocation expenses incurred during 2002 and 2001, respectively.

(2) Originally options to purchase 10,000 shares of Common Stock of MRM granted on September 25, 2000 and assumed by the Company pursuant to its Merger Agreement with MRM and now exercisable to purchase 3,700 shares at $.68 per share.

(3) Options granted in 2002 include ten-year non-statutory stock options to purchase 150,000 shares exercisable at $.01 per share granted in December 2002 pursuant to a Termination Agreement dated August 2002, but does not include options to purchase approximately 625,000 shares granted in May 2002, which were canceled in September 2002 as part of his termination agreement. Options granted in 2001 include options to purchase 148,000 shares at an exercise price of $.68 per share granted in July 2001 in connection with the Company's acquisition of MRM and the resulting exchange of option shares of MRM for option shares of the Company.


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

Stock Issuance Agreement with BJH Management, LLC

The Company has determined that BJH, through its efforts in renegotiating and restructuring of certain of the Company's outstanding debt obligations with key creditors, had satisfied a significant portion of the Company's funding and liquidity needs. In addition, Messrs. Haber and Buther agreed to join the Company as executive officers as set forth in the "Employment Agreements "between the Company and Bruce J. Haber and Louis Buther as described below. Therefore, pursuant to the terms of a Stock Issuance Agreement and as additional consideration for agreeing to enter into the Employment Agreements, the Company agreed to issue to BJH 13,942,994 shares of common stock, which is equal to 17.5% of the fully diluted common shares outstanding (the "Initial Shares"). The fully diluted common shares outstanding is defined as the outstanding shares of the Company plus the number of shares issuable upon exercise of options/warrants that are exercisable at $.25 or less.

         The Stock Issuance Agreement also provides for the following: On or before January 31, 2004, provided that (i) that the Employment Agreements are then still in full force and effect on December 31, 2003 (the "Anniversary Date"), and (ii) during the period commencing on January 1, 2003 and ending on the Anniversary Date (the "One-Year Period"), the Company has sold additional shares of Common Stock or Common Stock equivalents (exclusive of any shares of Common Stock issued pursuant to the exercise or conversion, as the case may be, of options, warrants, convertible debt or other derivative securities outstanding on the date hereof), BJH shall have the right (the "Anti-Dilution Right") to purchase from the Company, at a purchase price of $.005 per share, additional shares of Common Stock (the "Additional Shares"), such that, upon the purchase of such Additional Shares, BJH's ownership interest in the Company, on a fully diluted basis, after the purchase of any such Additional Shares, when aggregated with the Initial Shares, equals 17 1/2 % of the Company on a fully diluted basis as of the Anniversary Date, provided, however, that such Anti-Dilution Right shall only apply to up to $2,000,000 of actual Equity Issuances (meaning stock or common stock equivalents sold for cash consideration in a private placement or public offering) closed by the Company during the One Year Period. For the avoidance of doubt, it is expressly understood and agreed by the parties that the foregoing Anti-Dilution Right only applies to the first $2,000,000 (or such lesser amount) of Equity Issuances actually closed by the Company during the One Year Period. Consequently, in the event and to the extent that the Company affects Equity Issuances during the One Year Period in excess of $2,000,000, BJH's ownership interest in the Company will be diluted accordingly. Should the Employment Agreements be terminated prior to the Anniversary Date, any Additional Shares acquired by BJH prior to the Anniversary Date shall be forfeited and BJH, simultaneously with the termination of such Employment Agreements, shall be required to sell such Additional Shares back to the Company at the same price paid for the Additional Shares by BJH.

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

         The Company paid BJH consulting fees and reimbursable expenses of $439,975 and $69,355 for the year ended December 31, 2002, and the period from October 2001 to December 31, 2001, respectively..

Employment Agreements with Bruce J. Haber and Louis Buther

           Effective December 30, 2002, the Company has entered into Employment Agreements (the "Employment Agreements") with Bruce J. Haber and Louis Buther for an initial term of 18 months subject to an automatic annual renewal unless terminated 90 days prior to the end of the term of these Agreements. Pursuant to the Agreements, effective January 31, 2003, Mr. Haber became the Company's Chief Executive Officer and was elected to the Company's Board of Directors, initially as Chairman and Mr. Buther became its President. Messrs. Haber and Buther are each performing the duties customary for an executive of such rank with a public company. Messrs. Haber and Buther are each based in New York and are not required to relocate without each person's respective consent. Mr. Haber is not required to devote his full-time to the Company, but is required to devote such time as is necessary for the performances of his duties. Mr. Buther is required to devote his full business time to the Company.

         For Mr. Haber's services, he is receiving an annual base compensation of $175,000 (the "Haber Base Salary") payable in semi-monthly installments or otherwise in accordance with Company policies. For Mr. Buther's services, he will receive annual base compensation of $161,000 (the "Buther Base Salary"), payable in semi-monthly installments or otherwise in accordance with Company policies. In addition, in the event that pre-tax profits before Management's bonuses are at least $1,035,000 for a calendar year, then Messrs. Haber and Buther shall receive a bonus of $50,000 each, increasing to $75,000 each, if pre-tax profits are $1,150,000 plus 6% each of pre-tax profits over $1,150,000. Such bonus, if earned, will be paid within 30 days after the end of each fiscal year end of the Company. The Company reimburses Messrs. Haber and Buther for all ordinary and necessary business expenses incurred in connection with the performance of their duties and responsibilities. Messrs. Haber and Buther shall be entitled to indemnification for any claim or lawsuit, which may be asserted against them when acting in a capacity for the Company or any subsidiary or affiliated business. Messrs. Haber and Buther shall also be entitled to participate in officers and directors liability insurance maintained by the Company and any subsidiary or affiliated business.

         The Employment Agreements provide that all proprietary information inventions and trade secret information of the Company shall belong exclusively to the Company, including all patents, copyrights and other rights in connection therewith. At all times, both during the term of the Employment Agreements and after termination thereof for any reason whatsoever, Messrs. Haber and Buther agree to keep in strict confidence and trust all proprietary information and that they will not use or disclose any proprietary information except as may be necessary in the ordinary course of performing their duties under the Services Agreements. All inventions and invention ideas developed by Messrs. Haber and Buther in connection with their Employment Agreements shall belong to the Company as its sole property and each person grants to the Company an assignment of all right, title and interest pertaining thereto. During the term of the Employment Agreements and for a period of six months thereafter, Messrs. Haber and Buther and BJH agree that they will not (i) directly or indirectly engage in or become interested in any business enterprise which is engaged in the current business of the Company, other than a maximum ownership interest of 5% of any publicly traded company that is in the current business of the rental of surgical equipment to healthcare providers; (ii) directly or indirectly participate for their own benefit in the solicitation of any business of any type conducted by the Company from any person or entity which was a client or customer of the Company during the term of the Services Agreements; or (iii) directly or indirectly recruit for employment, or induce or seek to cause such person to terminate his or her employment with the Company, any person who is then an employee of the Company or was an employee of the Company during the preceding six months, provided that the foregoing shall not apply to the recruiting for employment of Messrs. Haber and Buther and Fran Barr. The Employment Agreements provide for termination of the Agreements for cause after giving notice to Messrs. Haber and/or Buther or if they violate the restrictive covenants, they are found to have committed an act of fraud, embezzlement, or theft against the property or personnel of the Company or convicted of a felony or other criminal conduct that would be expected to materially adversely affect the Company's business, prospects, results of operations or financial condition. The Employment Agreements may be terminated by the Company upon the death or 12-month disability of Messrs. Haber or Buther or without cause by giving written notice.. Messrs. Haber and/or Buther may also terminate their respective Employment Agreements at any time by giving 30 days prior written notice to the Company. In all such cases, Messrs Haber and Buther shall be entitled to receive their earned and unpaid base salary and Bonuses earned and unpaid through the effective date of termination. In the case of termination without cause, Mr. Haber shall be entitled to receive an amount equal to 50% of the then current annual Haber Base Salary and reasonably incurred expenses through the termination date. Mr. Buther shall be entitled to receive an amount equal to the unpaid Buther Base Salary through the termination date of his Employment Agreement. Upon termination of the Employment Agreement for cause, Haber shall immediately resign as a director of the Company unless otherwise agreed to by the Company and Haber.

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

Employment Arrangement - William M. McKay

         In August 2002, William M. McKay became the Company's Chief Financial Officer ("CFO") pursuant to an engagement letter. As CFO, he is currently receiving a salary of $140,000 per annum, first year bonuses of up to $45,000, and options to purchase 1,200,000 shares of the Company's Common Stock exercisable at $.01 per share with said options vesting in five equal installments on December 30, 2002, August 19, 2003, August 19, 2004, August 19, 2005 and August 19, 2006. In the event that the Company terminates Mr. McKay without cause, he shall be entitled to receive six months severance pay.

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

         Pursuant to a Settlement Agreement dated November 26, 2002, Mr. Richard Whitman and the Company entered into an agreement whereby the Company agreed to pay Mr. Whitman $25,000 upon the execution of this agreement and an additional $17,000 on or before March 31, 2003 (less payroll deductions) in full satisfaction of all monies then due and owing to him. If timely payments are not made, then the Company would owe him $213,000 less any payments made under their Settlement Agreement. The Settlement Agreement also included Mr. Whitman's waiver of registration rights effective immediately. On February 3, 2003, the Company entered into a one-year Consulting Agreement with Mr. Whitman to retain his non-exclusive services to provide advice upon request with respect to commercial strategies, management and the operational aspects of the Company's business. As consideration for his anticipated services, the Company granted him ten-year options to purchase 250,000 shares of its common stock exercisable at $.01 per share.

         MRM has adopted a defined contribution retirement plan, which qualifies under Section 401(k) of the Internal Revenue Code. This Plan covers substantially all employees with over one year of service. MRM currently provides matching contributions of 15% of each participant's deferral up to a maximum of 6% of compensation. Except for MRM's 401(k) Plan, the Company has no other annuity, pension, or retirement benefits for its employees.

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

Awards

         During 2002 and the first two months of 2003, we granted options to purchase 10,306,880 shares of our Common Stock under the 2002 Plan. The options are exercisable at $.01 per share (except for 80,000 options exercisable at $.05 per share and 80,000 options exercisable at $.20 per share), 1,478,613 of which have been terminated as a result of employees terminating their employment with the Company. Unless sooner terminated, the 2002 Plan will expire on March 31, 2012 and no awards may be granted after that date. Unless stockholder approval of the 2002 Plan is obtained by April 1, 2003, all incentive stock options granted under the 2002 Plan shall become non-statutory stock options.

         It is not possible to predict the individuals who will receive future awards under the 2002 Plan or the number of shares of Common Stock covered by any future award because such awards are wholly within the discretion of the Board. The table below contains information as of February 28, 2003 on the known benefits provided to certain persons and group of persons under the 2002 Plan.


   ----------------------------------------------------- ---------------- ----------------- -----------------------
                                                            Number of         Range of       Value of unexercised
   ----------------------------------------------------  Shares subject    exercise price     options at Feb. 28
                                                           to Options      ($) per Share           2003(1)

                    Name and Position
   ----------------------------------------------------- ---------------- ----------------- -----------------------
    Bruce J. Haber
    Chief Executive Officer                                    -0-              -0-                  -0-
   ----------------------------------------------------- ---------------- ----------------- -----------------------
   Louis Buther, President                                     -0-              -0-                  -0-
   ----------------------------------------------------- ---------------- ----------------- -----------------------
   William M. McKay, Chief Financial Officer             1,200,000             .01                   (1)
   ----------------------------------------------------- ---------------- ----------------- -----------------------
   Three  Executive Officers
   As a group                                            1,200,000              .01                  (1)
   ----------------------------------------------------- ---------------- ----------------- -----------------------
   Three  Non-Employee
   Directors as a group                                  2,000,000                .01                (1)
   ----------------------------------------------------- ---------------- ----------------- -----------------------
   Non-Executive Officer
   Employees and Consultants                             6,217,609                .01                (1)
   ----------------------------------------------------- ---------------- ----------------- -----------------------

-----------
(1) Value is normally calculated by multiplying (a) the difference between the market value per share at February 28, 2003 and the option exercise price by (b) the number of shares of Common Stock underlying the option. Due to the limited and sporadic trading of the Company's Common Stock at year end, no value is given to the options as of February 28, 2003.


        2001 Stock Option Plan

         On November 1, 2001, we adopted a 2001 Stock Option Plan, subject to stockholder approval, similar to our 2002 Plan except that the 2001 Plan which covers 8,000,000 shares does not provide for the direct issuance of stock and it has no cashless exercise provisions. The Company granted options to purchase 970,000 shares under the 2001 Plan Exercisable at $1.00 per shares, 385,000 of which have been terminated as a result of employees terminating their employment with the Company. Since stockholder approval was not obtained on or before November 1, 2002, all incentive stock options granted under the Plan have automatically become non-statutory stock options and the Board is limited to granting non-statutory stock options under the Plan. The Board of Directors has no plans to issue any additional options under the 2001 Plan and on December 19, 2002, it approved a resolution reducing the number of authorized options under the Plan to 585,000 shares of Common Stock, representing the number of outstanding options under the Plan as of that date. The exercisability of options outstanding under the 2001 Plan is subject to stockholder approval.

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

         Pursuant to the Merger Agreement between the Company and MRM in July 2001, each outstanding MRM stock option automatically became an option in shares of the Company's common stock, on the same terms and conditions as were applicable under such MRM option, to purchase the same number of shares of the Company's common stock as the holder of MRM would have been entitled to receive pursuant to the merger had such holder exercised such option in full immediately prior to the effective time of the merger at a price per share (rounded up to the nearest whole cent) equal to (y) the aggregate exercise price for the shares of MRM otherwise purchasable pursuant to the MRM option divided by (z) the number of full shares of the Company's common stock deemed purchasable pursuant to such MRM option in accordance with the foregoing. At July 6, 2001, the effective time of the merger, Emergent assumed MRM outstanding options to purchase 564,786 shares of Emergent's Common Stock at exercise prices ranging from $.68 per share to $4.05 per share. Of the 564,786 options, 51,375 are currently outstanding as of February 28, 2003 and none have been exercised. The Company does not intend to grant any more options under the MRM plans.

                               OPTION GRANTS TABLE

         The information provided in the table below provides information with respect to individual grants of stock options during 2002 of each of the executive officers named in the summary compensation table above. The Company did not grant any stock appreciation rights during 2001.

                        Option Grants in Last Fiscal Year

                                       Individual Grants                                                     Potential
                                                                                                        Realizable Value at
                                                                                                          Assumed Annual
                                                                                                       Rates of Stock Price
                                                                                                           Appreciation
                                                                                                        for Option Term (2)
        Name            Options       (c)% of Total       Exercise Price      Expiration Date        5% ($)          10% ($)
                      Granted (#)   Options/Granted to        ($/Sh)
                                   Employees in Fiscal
                                         Year (1)
Mark Waldron               0                0                   N/A                 N/A               N/A              N/A
A. Guadagno             150,000             1%                  .01               5/20/12             944             2,400

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

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION VALUES

         The information provided in the table below provides information with respect to each exercise of stock option during 2002 by each of the executive officers named in the summary compensation table and the fiscal year end value of unexercised options.


           (a)                 (b)             (c)                  (d)                         (e)

                                                                                              Value of
                                                                 Number of                  Unexercised
                              Shares                            Unexercised                 In-the-Money
                            Acquired on                            Options at                 Options
                             Exercise         Value              FY-End (#)                 at Fy-End($)
                           (     #   )       Realized           Exercisable/                Exercisable/
          Name                                ($)(1)            Unexercisable             Unexercisable(1)
          ----                                ------      -     -------------             ----------------
Mark Waldron                    -0-            -0-                3,700/0                    -0- / -0-
Al Guadagno                     -0-            -0-              0/150,000(2)                 -0- / -0-

(1) The aggregate dollar values in column (c) and (e) are calculated by determining the difference between the fair market value of the Common Stock underlying the options and the exercise price of the options at exercise or fiscal year end, respectively. In calculating the dollar value realized upon exercise, the value of any payment of the exercise price is not included. Fiscal year end value based upon a market price of $.00001 per share determined as of the close of business on December 20, 2002, the last reported sale before the end of our 2002 fiscal year.

(2)      These options become exercisable on May 21, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         As of February 28, 2003, the Company had outstanding 67,357,827 shares of Common Stock. The only persons of record who presently hold or are known to own (or believed by the Company to own) beneficially more than 5% of the outstanding shares of such class of stock is listed below. The following table also sets forth certain information as to holdings of the Company's Common Stock of all officers and directors individually, and all officers and directors as a group.


------------------------------------------------------------- ------------------------------- ------------------------

          Name and Address of Beneficial Owner (1)                   Number of Common         Approximate
                                                                          Shares              Percentage
------------------------------------------------------------- ------------------------------- ------------------------
Daniel Yun
375 Park Avenue, Suite 3607
New York, NY 10152                                            11,472,036 (2)                           17.0
------------------------------------------------------------- ------------------------------- ------------------------
Mark Waldron
932 Grand Central Avenue
Glendale, CA 91201                                            10,247,377 (3)                           15.2
------------------------------------------------------------- ------------------------------- ------------------------
Howard Waltman
140 Deerfield
Tenafly, NJ 07670                                               3,453,355 (4)                           4.9
------------------------------------------------------------- ------------------------------- ------------------------
Matthew Fong and Paula Fong
13191 Crossroads Parkway, Suite 285
Industry, CA 91746                                              1,000,000 (5)                           1.5
------------------------------------------------------------- ------------------------------- ------------------------
William M. McKay
932 Grand Central Avenue
Glendale, CA 91201                                                 240,000 (6)                           *
------------------------------------------------------------- ------------------------------- ------------------------
Bruce J. Haber
c/o BJH Management, LLC
145 Huguenot Street, Suite 405
New Rochelle, NY  10801                                         7,967,425 (7)                          11.8
------------------------------------------------------------- ------------------------------- ------------------------
Louis Buther
205 Ridgefield Avenue
South Salem, NY 10590                                           5,975,569(7)                            8.9
------------------------------------------------------------- ------------------------------- ------------------------
All current and proposed  executive  officers and  directors
as a group (seven) persons                                    40,355,762 (8)                           56.4
------------------------------------------------------------- ------------------------------- ------------------------
The Jessica L. Haber Trust, Michela I. Haber, Trustee
65 The Oaks
Roslyn Heights, NY
                                                                7,967,425 (7)                          11.8
------------------------------------------------------------- ------------------------------- ------------------------
Adventure Capital LLC
525 North Broadway, Suite 210
White Plains, NY 10603                                          5,737,247 (9)                           8.5
------------------------------------------------------------- ------------------------------- ------------------------

---------------
(*) Represents less than 1% of the outstanding shares of the Company's Common Stock.

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

(7) BJH Management LLC is a company owned by Mr. Bruce J. Haber. BJH acquired 13,942,994 shares of Common Stock of the Company. Of the 13,942,994 shares, 7,967,425 shares were gifted by Mr. Haber to an irrevocable trust for the benefit of his daughter, Jessica L. Haber with his wife, Michela I. Haber, as Trustee. The remaining 5,975,569 shares were transferred to Louis Buther. BJH Management has certain anti-dilution rights to maintain on behalf of itself (and/or its transferees) a combined 17.5% of the Company's outstanding shares on a fully diluted basis as more fully described in item 11.

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

Securities Authorized for Issuance under Equity Compensation Plans.

         For a description of information pertaining to securities authorized for issuance under equity compensation plans, see "Item 5"


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

         During November and December 2000, MRM issued $60,000 in convertible subordinated debt to Richard Whitman, an affiliate of MRM. This instrument bore interest at the rate of 8% per annum, originally was to mature three months from date of issuance but subsequently was extended and was converted into 237,874 shares of Emergent's stock. Between November 2000 and May 10, 2001, MRM received $515,000 of loans from the Emergent, which were convertible into 5,150,000 shares of MRM Common Stock. For a description of certain other transactions with Mr. Whitman, see Item 11.

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

Employment Arrangement - William M. McKay

         Reference is made to Item 11 for a description of the Company's employment arrangement with William M. Mckay.

Other Agreements - Richard Whitman

         Reference is made to Item 11 for a description of the Company's agreements with Richard Whitman, MRM's former Chairman of the Board.

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

         As of September 30, 2001, the Company owed a principal amount of $1,045,123 to Messrs. Yun and Waldron, as described above, and ECIM, an entity owned by Messrs. Yun and Waldron, owed the Company $1,045,123, as described above. Effective September 30, 2001, Messrs. Yun and Waldron and the Company agreed to offset the principal and accrued interest on the loans owned to Messrs. Yun and Waldron, against the amount owed by ECIM to the Company.

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

         Effective December 30, 2002, the Company granted options to purchase 3,861,000 shares of the Company's Common Stock to employees/consultants of the Company at an exercise price of $.01 per share. These options were granted under the Company's 2002 Stock Option Plan and have a term of 10 years. On the same date, the Company approved the grant of warrants to purchase 30,000 shares of Common Stock, exercisable at $.01 per share through February 28, 2005 to a non-affiliated person in connection with debt forgiveness of $3,100.

Item 14.  Controls and Procedures.
-------   ------------------------

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

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)(1)(2) Financial Statements and Financial Statement Schedules.

     A list of the Financial Statements and Financial Statement Schedules filed as a part of this Report is set forth in Item 8, and appears at Page F-1 of this Report, which list is incorporated herein by reference.

     (a)(3) Exhibits

Number   Exhibit           Description
------   ------------      -------------

2.1 Agreement and Plan of Reorganization and Merger, dated as of January 23, 2001, among MRM, Registrant and MRM Acquisition Inc. (1)
2.2      Agreement to transfer equity dated August 10, 2000. (3)
3.1      Articles of Incorporation of Registrant. (5)
3.2      Amendment to Articles of Incorporation.(5)
3.3      By-laws of Registrant.(5)
9.1      Voting Trust Agreement between Daniel Yun and Mark Waldron(4)
10.1     Consulting Agreement dated October 15, 2001 with BJH Management LLC.(4)
10.2     Stock Issuance Agreement dated December 30, 2002 with BJH Management
          LLC.(4)
10.3     Employment Agreement dated December 30, 2002 with Bruce J. Haber.(4)
10.4     Employment Agreement dated December 30, 2002 with Louis Buther.(4)
10.5 Consulting Agreement dated December 30, 2002 with JIMA Management LLC and Mark Waldron.(4)
10.6 Consulting Agreement dated September 1, 2001 with Howard Waltman, which was terminated by the Company on December 19, 2002.(4)
10.7 Consulting Agreement dated September 1, 2001 with Paula Fong, which was terminated by the Company on December 19, 2002.(4)
10.8     Facility Lease - Glendale, California(4)
10.9     Settlement Agreement with Al Guadagno. (4)
10.10    Settlement Agreement with Richard Whitman.(4)
10.11 Consulting Agreements and Settlement Agreement with Tahoe Carson Management Consulting.(4)
10.12 Employment Agreement - Calvin Yee, approved by the board on November 1, 2001 (4).
10.13    Engagement Letter - William M. McKay (4)
10.14    Consulting Agreement dated February3, 2003 - Richard Whitman (6)
11.1 Statement re: computation of per share earnings (see consolidated financial statements and notes thereto).
21.1 Subsidiaries of Registrant listing the state or other jurisdiction of each subsidiary other than subsidiaries which would not constitute a significant subsidiary in Rule 1-02(w) of Regulation S-X. (6)
99.1     2002 Stock Option Plan.(4)
99.2     2001 Stock Option Plan.(4)
--------------------------------------------------------------------------------

(1) Filed as an exhibit to the Registrant's Current Report on Form 8-K, dated January 29, 2001, and incorporated herein by reference.
(2) Filed as an exhibit to the Registrant's Form 10-K for its fiscal year ended December 31, 2000.
(3) Incorporated by reference to the Registrant's Form 8-K - August 31, 2000 (date of earliest event).
(4) Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2001.
(5) Incorporated by reference to the Registrant's Form S-4 Registration Statement filed May 8, 2001.
(6)      Filed herewith.

The following exhibits were filed or incorporated by reference in Medical Resources Management, Inc.'s Form 10-KSB or Form 10-KSB/A for its fiscal year ended October 31, 2000. The exhibits referenced therein are incorporated by reference into the Registrant's Form 10-K.

  Exhibit                                 Exhibit Description
  Number

3.1         Articles of Incorporation and Amendments thereto. (1)
3.2         By-Laws of the Registrant. (1)
10.1        Copy of a Warrant Agreement and Warrant issued between November 1996 and March
            1997 to investors in the Registrant's Private Placement. (1)
10.2        Registrant's 1996 Stock Incentive Plan. (1)
10.3        Equipment Note Loan and Security Agreement dated April 24, 1997 between the
            Registrant and LINC Capital Management, a division of LINC Capital, Inc. (1)
10.4        Collateral Note No. 1 dated April 28, 1997 between the Registrant and LINC
            Capital, Inc. (1)
10.5        Lease Modification Agreement dated April 24, 1997 between Pulse Medical
            Products, Inc. and LINC Capital Management, a division of LINC Capital, Inc.
            (1)
10.6        Warrant Purchase Agreement dated April 24, 1997 between the Registrant and
            LINC Capital Management, a division of LINC Capital, Inc. (1)
10.7        Warrant to Purchase Shares of Common Stock dated April 24, 1997 between the
            Registrant and LINC Capital Management, a division of LINC Capital, Inc. (1)
10.8        Amendment to Warrant Agreement--Class A Redeemable Warrant, dated September 26,
            1999. (5)
10.9        Amendment to Warrant Agreement--Class B Redeemable Warrant, dated September 26,
            1999. (5)
10.10       Loan Agreement dated March 30, 1999 between Physiologic Reps and Santa Monica
            Bank. (5)

10.11       Promissory Note dated March 30, 1999 between Physiologic Reps and Santa Monica
            Bank (Line of Credit). (5)
10.12       Promissory Note dated March 30,1999 between Physiologic Reps and Santa Monica Bank (Term Loan). (5)
10.13       Registrant's 2000 Stock Incentive Plan. (7)
10.14       Agreement and Plan of Reorganization and Merger among Medical Resources
            Management, Inc., Emergent Group, Inc. and MRM Acquisition, Inc. dated as of
            January 23, 2001. (6)
10.15       Employment Contract between the Registrant and Richard Whitman, Chairman,
            President and CEO dated January 10, 2000. (7)
21.0        Subsidiaries of the Registrant. (7)

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


     (b) Reports on Form 8-K.

     No Reports on Form 8-K were filed or required to be filed during the quarter ended December 31, 2002.

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                               CONSOLIDATED FINANCIAL STATEMENTS
                              FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001 AND
              FOR THE PERIOD FROM MARCH 8, 2000 (INCEPTION) TO DECEMBER 31, 2000















q:\shared\finance\...\Emergent Group Dec02 Aud     #2356
q:\shared\finance\...\\Emergent Group Dec02 Aud Excel




                                                                              EMERGENT GROUP, INC. AND SUBSIDIARIES
                                                                                                           CONTENTS
                                                                                                  December 31, 2002

-------------------------------------------------------------------------------------------------------------------


                                                                                                        Page

INDEPENDENT AUDITOR'S REPORT                                                                           F1 - F2

CONSOLIDATED FINANCIAL STATEMENTS

       Consolidated Balance Sheets                                                                     F3 - F4

       Consolidated Statements of Operations and Comprehensive Loss                                    F5 - F6

       Consolidated Statements of Shareholders' Equity                                                 F7 - F9

       Consolidated Statements of Cash Flows                                                          F10 - F13

       Notes to Consolidated Financial Statements                                                     F14 - F40



                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders
Emergent Group, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Emergent Group, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows for the years then ended and for the period from March 8, 2000 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emergent Group, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended and for the period from March 8, 2000 (inception) to December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, during the year ended December 31, 2002, the Company has incurred a net loss of $1,758,439. In addition, the Company had negative working capital of $1,242,858 and an accumulated deficit of $13,046,480 at December 31, 2002. In addition, as detailed in Note 9, the Company has exceeded its borrowing base under its line of credit and is in default of various covenants. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
February 27, 2003

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


                                           /s/ ARTHUR ANDERSEN LLP

New York, NY
March 23, 2001

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                                    DECEMBER 31,


  ASSETS
                                                                                  2002                2001
                                                                                  ----                ----
Current assets
     Cash                                                                            $ 957,242           $ 482,165
     Accounts receivable, net of allowance for doubtful
         accounts of $73,650 and $60,253                                             1,306,055           1,455,034
     Due from related parties, net                                                     121,543              38,268
     Investment securities                                                                   -             267,427
     Inventory, net                                                                    295,069             544,895
     Prepaid expenses                                                                  265,062             206,432
     Income tax receivable                                                               4,830               4,830
                                                                                    -----------        ------------

            Total current assets                                                     2,949,801           2,999,051

Equity investment in limited liability companies                                        31,134              55,521

Property and equipment, net                                                          1,888,688           2,408,622

Goodwill, net of accumulated amortization of $2,203,423
     and $102,468, respectively                                                        779,127           2,880,488

Deposits                                                                                72,539              86,674
Finance fees, net of accumulated amortization
     of $176,011 and $125,959                                                           60,483             174,086
                                                                                    -----------        ------------

Total assets                                                                       $ 5,781,772         $ 8,604,442
                                                                                   ============        ============

    The accompanying notes are an integral part of these financial statements.

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                                    DECEMBER 31,


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                        2002                2001
                                                                                        ----                ----

Current liabilities
     Book overdraft                                                                        $ -           $ 146,427
     Line of credit                                                                  1,108,700           1,108,700
     Current portion of capital lease obligations                                      677,973             907,879
     Current portion of notes payable                                                  807,908           1,060,776
     Convertible note payable                                                                -             100,000
     Accounts payable                                                                  544,835             943,093
     Accrued expenses                                                                1,053,243             978,184
                                                                                    -----------        ------------

         Total current liabilities                                                   4,192,659           5,245,059

Capital lease obligations, net of current portion                                      368,618           1,183,393
Notes payable, net of current portion                                                  657,833           1,701,405
                                                                                    -----------        ------------

            Total liabilities                                                        5,219,110           8,129,857
                                                                                    -----------        ------------

Commitments and contingencies
Shareholders' equity
     Preferred stock, $0.001 par value, non-voting
         10,000,000 shares authorized
         no shares issued and outstanding                                                    -                   -
     Common stock, $0.001 par value
         100,000,000 shares authorized
         64,917,791 and 53,044,821 shares issued and
            outstanding                                                                 64,918              53,045

     Committed common stock, 2,440,024 shares                                            2,440                   -
     Additional paid-in capital                                                     13,541,784          13,442,154
     Accumulated other comprehensive loss                                                    -          (1,732,573)
     Accumulated deficit                                                           (13,046,480)        (11,288,041)
                                                                                    -----------        ------------
                Total shareholders' equity                                             562,662             474,585
                                                                                    -----------        ------------
 Total liabilities and shareholders' equity                                        $ 5,781,772         $ 8,604,442
                                                                                   ============        ============

    The accompanying notes are an integral part of these financial statements.

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                              FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001 AND
              FOR THE PERIOD FROM MARCH 8, 2000 (INCEPTION) TO DECEMBER 31, 2000

                                                                                                     For the
                                                                                                   Period from
                                                                                                  March 8, 2000
                                                                 For the Year Ended              (Inception) to
                                                                      December 31,                 December 31,
                                                                      ------------

                                                                    2002               2001                2000
                                                                    ----               ----                ----

Revenue                                                        $ 9,096,967         $ 5,244,585                $ -
Cost of goods sold                                               5,434,923           4,328,935                  -
                                                                -----------         -----------           ---------

Gross profit                                                     3,662,044             915,650                  -
Selling, general, and administrative
     expenses                                                    3,826,334           3,609,439             986,401
Impairment of property and
     equipment                                                           -           3,732,223                  -
Impairment of goodwill                                           2,100,955             687,906                  -
                                                                -----------         -----------           ---------

Loss from operations                                            (2,265,245)         (7,113,918)           (986,401)
                                                                -----------         -----------           ---------

Other income (expense)
     Realized loss on investment securities                     (1,732,573)         (2,306,428)           (709,703)
     Interest expense                                             (455,711)           (357,134)                 -
     Equity in net gain of investment in limited
         liability companies                                        (5,508)             26,773                  -
     Gain on disposal of property and
         equipment                                                 163,880              45,571                  -
     Other income (expense), net                                    67,964             (13,485)            128,284
                                                                -----------         -----------           ---------
            Total other income (expense)                        (1,961,948)         (2,604,703)           (581,419)
                                                                -----------         -----------           ---------
Loss before provision for income
     taxes and extraordinary item                               (4,227,193)         (9,718,621)         (1,567,820)
Provision for income taxes                                               -               1,600                  -
                                                                -----------         -----------           ---------

    The accompanying notes are an integral part of these financial statements.

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                              FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001 AND
              FOR THE PERIOD FROM MARCH 8, 2000 (INCEPTION) TO DECEMBER 31, 2000

                                                                                                     For the
                                                                                                   Period from
                                                                                                  March 8, 2000
                                                                 For the Year Ended              (Inception) to
                                                                      December 31,                 December 31,
                                                                      ------------

                                                                    2002               2001                2000
                                                                    ----               ----                ----

Loss before extraordinary item                                 $(4,227,193)        $(9,720,221)        $(1,567,820)
Extraordinary item
     Gain on forgiveness of debt, net of tax                     2,468,754                   -                   -
                                                                -----------         -----------           ---------
Net loss                                                        (1,758,439)         (9,720,221)         (1,567,820)

Other comprehensive income (loss),
     net of tax
         Unrealized gain (loss) on investment
            securities                                                  -              175,760          (2,042,395)
         Reclassification adjustment for gains
            included in net loss                                        -              134,062                   -
                                                                -----------         -----------           ---------

Comprehensive income (loss)                                    $(1,758,439)        $(9,410,399)        $(3,610,215)
                                                               ============        ============        ============

Basic and diluted earnings (loss) per
     share

         Before extraordinary item                                 $ (0.08)            $ (0.19)            $ (0.04)
         Extraordinary item                                           0.05                   -                   -
                                                                -----------         -----------           ---------
            Total basic and diluted earnings
                (loss) per share                                   $ (0.03)            $ (0.19)            $ (0.04)
                                                               ============        ============        ============
Weighted-average shares outstanding                             53,476,172          48,350,262          41,557,789
                                                               ============        ============        ============

    The accompanying notes are an integral part of these financial statements.

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                              FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001 AND
              FOR THE PERIOD FROM MARCH 8, 2000 (INCEPTION) TO DECEMBER 31, 2000


                                                                           Accumulated
                                                                             Other
                                                  Committed   Additional     Compre-
                                Common     Stock    Common    Paid-In        hensive    Accumulated
                              Shares       Amount    Stock    Capital         Loss         Deficit          Total
                              ----------   --------  ------- -----------   ------------ -------------    -----------
Balance, March 8, 2000
    (inception)                  -         $ -       $ -      $ -          $ -          $  -            $ -
Capital contribution by
    members                                                    7,500,000                                  7,500,000
Contribution of investment
    securities by a member                                     1,173,125                                  1,173,125
Recapitalization of capital
    accounts as a result of
    Dynamic International,
    Ltd. Transfer             44,173,280    44,173               (44,173)                                         -
Unrealized loss on
    investment securities                                                   (2,042,395)                  (2,042,395)
Net loss                                                                                  (1,567,820)    (1,567,820)
                              ----------   --------  ------- -----------   ------------ -------------    -----------

Balance, December 31,
    2000                      44,173,280    44,173     -       8,628,952    (2,042,395)   (1,567,820)     5,062,910
Issuance of common stock
    In connection with the
      acquisition of
      MRM, Inc.                5,633,667     5,634            3,239,358                                   3,244,992
    For cash                   3,000,000     3,000              597,000                                     600,000

    The accompanying notes are an integral part of these financial statements.



                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                              FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001 AND
              FOR THE PERIOD FROM MARCH 8, 2000 (INCEPTION) TO DECEMBER 31, 2000


                                                                            Accumulated
                                                                             Other
                                                  Committed   Additional      Compre-
                                Common     Stock    Common    Paid-In        hensive     Accumulated
                              Shares       Amount    Stock    Capital         Loss         Deficit          Total
                              ----------   --------  ------- -----------   ------------ -------------    -----------

In exchange for the
   conversion of a note
   payable                       237,874     $ 238             $ 59,762                                  $   60,000
Issuance of options in
    connection with the
    acquisition of MRM, Inc.                                    316,191                                     316,191
Compensation expense
    to employees relating
    to stock options granted
    below the fair market
    value                                                        75,000                                      75,000
Compensation expense
    to non-employees
    relating to stock options
    granted below the
    fair market value                                           525,891                                     525,891
Realized loss on
    investment securities                                                    $ 134,062                      134,062
Unrealized gain on
    investment securities                                                      175,760                      175,760
Net loss                                                                                 $(9,720,221)    (9,720,221)
                              ----------   --------  ------- -----------   ------------ -------------    -----------

    The accompanying notes are an integral part of these financial statements.




                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                              FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001 AND
              FOR THE PERIOD FROM MARCH 8, 2000 (INCEPTION) TO DECEMBER 31, 2000


                                                                           Accumulated
                                                                              Other
                                                  Committed   Additional     Compre-
                                Common     Stock    Common    Paid-In        hensive    Accumulated
                              Shares       Amount    Stock    Capital         Loss         Deficit          Total
                              ----------   --------  ------- -----------   ------------ -------------    -----------

Balance, December 31,
    2001                      53,044,821   $53,045   $ -    $13,442,154    $(1,732,573) $(11,288,041)     $ 474,585
Issuance of common stock
    In exchange for the
      conversion of a note
      payable                    370,000       370               99,630                                     100,000
    In exchange for services  11,502,970    11,503    2,440                                                  13,943
Realized loss on
    investment securities                                                    1,732,573                    1,732,573
Net income                                                                                (1,758,439)    (1,758,439)
                              ----------   --------  ------- -----------   ------------ -------------    -----------

Balance, December 31,
    2002                      64,917,791   $64,918   $ 2,440 $13,541,784   $ -          $(13,046,480)     $ 562,662
                              ==========   ========  ======= ===========   ============ =============    ===========


    The accompanying notes are an integral part of these financial statements.

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001 AND
              FOR THE PERIOD FROM MARCH 8, 2000 (INCEPTION) TO DECEMBER 31, 2000

                                                                                     For the
                                                                                  Period from
                                                                                 March 8, 2000
                                                        For the Year Ended      (Inception) to
                                                            December 31,          December 31,
                                                            ------------
                                                        2002            2001            2000
                                                        ----            ----            ----

Cash flows from operating activities
     Net income (loss) ..........................   $(1,758,439)   $(9,720,221)   $(1,567,820)
     Adjustments to reconcile net income
         (loss) to net cash provided by (used in)
         operating activities, net of effect of
         acquisition with MRM, Inc. .............
            Gain on disposal of property and
                equipment .......................      (163,880)       (45,571)          --
            Gain on forgiveness of debt .........    (2,468,754)          --             --
            Realized loss on investment
                securities ......................     1,732,573      2,306,428        709,703
            Depreciation and amortization of
                property and equipment ..........       594,538      1,117,661         33,844
            Write off of loan fees, net .........        63,550           --             --
            Equity in net gain of investment in
                limited liability companies .....         5,508        (26,773)          --
            Amortization of finance fees ........        50,052         23,726           --
            Impairment of property and
                equipment .......................          --        3,732,223           --
            Impairment of goodwill ..............     2,100,955        687,906           --
            Amortization of goodwill ............          --           74,690         27,778
            Issuance of stock for services
                performed .......................        13,943           --             --
            Compensation expense to non-
                employees for issuance of stock
                options below the fair market
                value ...........................          --          525,891           --
            Compensation expense to
                employees for stock options
                issued below the fair market
                value ...........................          --           75,000           --
            Allowance for doubtful accounts .....        13,397          3,415           --

   The accompanying notes are an integral part of these financial statements.


                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001 AND
              FOR THE PERIOD FROM MARCH 8, 2000 (INCEPTION) TO DECEMBER 31, 2000

                                                                                     For the
                                                                                  Period from
                                                                                 March 8, 2000
                                                        For the Year Ended      (Inception) to
                                                            December 31,          December 31,
                                                            ------------
                                                        2002            2001            2000
                                                        ----            ----            ----

            (Increase) decrease in
                Accounts receivable .............   $ 1,959,323    $ 1,404,318    $      --
                Due from related parties ........    (1,399,625)      (901,769)      (467,519)
                Inventory .......................       (40,098)       392,575           --
                Prepaid expenses ................       (58,630)      (122,616)       (24,969)
                Income tax receivable ...........          --           (4,830)      (195,672)
                Deposits ........................        14,135        (74,947)          --
            Increase (decrease) in
                Accounts payable ................      (187,141)       653,206        121,837
                Accrued expenses ................       501,802        169,804           --
                Deferred taxes ..................          --            4,000           --
                                                    -----------    -----------    -----------

Net cash provided by (used in) operating
     activities .................................       973,209        274,116     (1,362,818)
                                                    -----------    -----------    -----------

   The accompanying notes are an integral part of these financial statements.


                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001 AND
              FOR THE PERIOD FROM MARCH 8, 2000 (INCEPTION) TO DECEMBER 31, 2000

                                                                                     For the
                                                                                  Period from
                                                                                 March 8, 2000
                                                        For the Year Ended      (Inception) to
                                                            December 31,          December 31,
                                                            ------------
                                                        2002            2001            2000
                                                        ----            ----            ----

Cash flows from investing activities
     Proceeds from the sale of marketable
         securities .............................       267,427        650,000           --
     Purchase of marketable securities ..........          --         (620,000)    (5,046,703)
     Cash paid to limited liability companies ...      (292,605)      (114,550)          --
     Purchase of property and equipment .........      (119,442)      (120,199)      (339,639)
     Proceeds from the sale of property and
         equipment ..............................       615,603        355,411           --
                                                    -----------    -----------    -----------

Net cash provided by (used in) investing
     activities .................................       470,983        150,662     (5,386,342)
                                                    -----------    -----------    -----------

Cash flows from financing activities
     Transaction costs in connection with the
         acquisition of MRM, Inc. ...............   $      --      $  (335,856)   $      --
     Net change in book overdraft ...............      (146,427)       (24,580)          --
     Payments for loan fees .....................          --          (68,550)          --
     Net changes in line of credit ..............          --           87,626           --
     Proceeds from notes payable ................          --          300,206           --
     Payments on notes payable ..................      (418,703)      (888,130)          --
     Payments on capital lease obligations ......      (403,985)      (364,169)          --
     Proceeds from sale of common stock .........          --          600,000           --
     Capital contribution by members ............          --             --        7,500,000
                                                    -----------    -----------    -----------

Net cash provided by (used in) financing
     activities .................................      (969,115)      (693,453)     7,500,000
                                                    -----------    -----------    -----------

Net increase (decrease) in cash .................       475,077       (268,675)       750,840
Cash, beginning of period .......................       482,165        750,840           --
                                                    -----------    -----------    -----------

Cash, end of period .............................   $   957,242    $   482,165    $   750,840
                                                    ===========    ===========    ===========

Supplemental disclosures of cash
     flow information
         Interest paid ..........................   $   223,178    $   156,583    $      --
                                                    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  For the Years Ended December 31, 2002 and 2001 and for the Period from March 8, 2000 (inception) to December 31, 2000

--------------------------------------------------------------------------------


Supplemental schedule of non-cash investing and financing activities During the year ended December 31, 2002, the Company:

o acquired property and equipment totaling $150,000 under capital lease obligations.

o issued 370,000 shares of common stock for the conversion of a note payable of $100,000.

o    capitalized $289,924 of accessories from inventory.

o sold property and equipment with a net book value of $38,229 to a related party for $156,963. The Company received $106,642 in cash and offset $52,321 against a balance owed to the related party.

o acquired a 15% interest in a limited liability company for $26,250 in the form of a note receivable. This note receivable has been offset against management fees and expenses recharged to the limited liability company during the year.

o entered in debt re-negotiations with capital lease and note payable holders, resulting in the forgiveness of $3,208,037 of debt and $426,743 of accrued interest charges. In connection with these transactions, property and equipment with a net book value of $1,530,747 was returned to capital lease and note payable holders, resulting in a net gain of $2,104,033. The Company also entered into debt re-negotiations with several vendors, resulting in a gain on the forgiveness of debt of $364,721.

During the year ended December 31, 2001, the Company:

o acquired property and equipment totaling $175,774 under capital lease and notes payable obligations.

o transferred property and equipment costing $418,517 and a capital lease obligation of $227,013 to related parties.

o billed $565,429 to a related party for management fees. The Company also incurred expenses on behalf of the related party. At December 31, 2001, the Company agreed with the related party to offset a note payable against these accumulated costs and expenses.

o acquired substantially all of the assets and liabilities of Medical Resources Management, Inc. in exchange for 5,633,667 shares of the Company's common stock valued at $3,244,992 and options to purchase 564,786 shares of common stock valued at $316,191.

o issued 237,874 shares of common stock for the conversion of a note payable of $60,000.

During the period from March 8, 2000 (inception) to December 31, 2000:

o    a member of the Company contributed $1,173,125 of investment securities.

   The accompanying notes are an integral part of these financial statements.

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2002

--------------------------------------------------------------------------------


NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

         General
         Emergent Ventures, LLC ("Emergent LLC") was formed and commenced operations in the State of Delaware on March 8, 2000. On August 31, 2002, Emergent LLC contributed substantially all of its assets to Dynamic International, Ltd. ("Dynamic") in exchange for the issuance of 39,755,178 shares of Dynamic's common stock. Dynamic's name was subsequently changed to Emergent Group, Inc. ("Emergent Group") The Company (as defined in Note 3) provides surgical equipment on a fee-for-service basis to hospitals, surgical care centers, and other health care providers.

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

         For financial accounting purposes, the acquisition was accounted for as a capitalization by Emergent LLC with Dynamic. After the Transfer, the former members of Emergent LLC became the beneficial owners of approximately 39,000,000 shares of Dynamic's common stock, representing approximately a 90% interest in Dynamic. Each of the directors of Dynamic immediately resigned prior to or shortly after the consummation of the Transfer. The principal interest holders of Emergent Management were elected as directors of Dynamic. They comprise a majority of Dynamic's directors and serve as Dynamic's executive officers. Emergent LLC has recorded goodwill as a result of the Transfer amounting to $250,000, which will be reviewed annually for impairment. The net balance remaining as of December 31, 2002 and 2001 was $0 and $147,532, respectively which has been recorded under goodwill on the accompanying consolidated balance sheets.

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2002

--------------------------------------------------------------------------------


NOTE 1 - ORGANIZATION AND LINE OF BUSINESS (Continued)

         Acquisitions (Continued)

         Merger with Medical Resources Management, Inc. and subsidiaries In July 2001, Emergent Group acquired substantially all of the assets and liabilities of Medical Resources Management, Inc. ("MRM") and its subsidiaries in exchange for 5,633,667 shares of the Company's common stock valued at $3,244,992 and options to purchase 564,786 shares of common stock valued at $316,191. In addition, transaction costs of $335,856 were incurred. The transaction has been accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which is required for all transactions occurring after June 30, 2001. In accordance with SFAS No. 141, the purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair market value at the closing date of the acquisition, with the excess of the purchase price being allocated to goodwill.

         At December 31, 2001, $687,906 of goodwill was impaired and expensed to the consolidated statement of operations and comprehensive loss. In addition, based on an independent valuation of goodwill at December 31, 2002, the Company impaired $2,100,955 of goodwill during the fourth quarter. The remaining balance will be reviewed periodically for impairment and will be expensed to the consolidated statement of operations and comprehensive loss accordingly. The assets acquired and liabilities assumed in connection with the transaction were as follows:

Accounts receivable .................................   $  1,666,820
Inventory ...........................................        937,469
Property and equipment ..............................     11,372,556
Other assets ........................................        301,373
Liabilities assumed .................................    (13,802,071)
                                                        ------------

    Net assets ......................................        476,147

Excess of cost over fair value of net assets acquired      3,420,862
                                                        ------------

         Total purchase price .......................   $  3,897,009
                                                        ============

         Included in the pro forma numbers for the period from March 8, 2000 (inception) to December 31, 2000 are the results of operations for MRM for the year ended October 31, 2000 and the results of operations for Emergent Group for the period from March 8, 2000 (inception) to December 31, 2000:
                                        2001            2000
                                   --------------- ----------------
                                     (unaudited)     (unaudited)

Revenue ........................   $ 10,939,346    $ 11,102,650
Net loss .......................   $(11,905,262)   $ (5,208,429)
Basic and diluted loss per share   $      (0.22)   $      (0.12)

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2002

--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS (Continued)

         Acquisitions (Continued)
         MRM provides mobile laser/surgical services on a per procedure basis to hospitals, out patient surgery centers, and physicians' offices. The lasers are provided with technical support to ensure that they operate correctly. MRM also provides other medical equipment on a rental basis to hospitals and surgery centers.


NOTE 2 - GOING CONCERN AND BASIS OF PRESENTATION

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations since its inception and has an accumulated deficit of $13,046,480 at December 31, 2002. In addition, as detailed in Note 9, the Company has exceeded its borrowing base under its line of credit and is in default of various covenants.

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


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation
         The consolidated financial statements include the accounts of Emergent Group and its subsidiaries, MRM, Medical Resource Management Financial, Physiologic Reps, and Pulse Medical Products (collectively, the "Company"). All significant inter-company transactions and balances have been eliminated in consolidation.

         Revenue Recognition
         Revenue is recognized when the services are performed and billable.

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2002

--------------------------------------------------------------------------------




NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         Cash
         Cash consists of cash on hand and in banks. The Company maintains cash at several financial institutions. At times, such cash may be in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000. As of December 31, 2002 and 2001, uninsured portions of balances at those banks aggregated to $909,261 and $313,737, respectively. The Company has not experienced losses in such accounts and believes it is not exposed to any significant risk on cash.

         Unrealized Gains and Losses on Investment Securities The Company has recognized realized losses during the years ended December 31, 2002 and 2001 and the period from March 8, 2000 (inception) to December 31, 2000 on permanently impaired investments that were classified as available-for-sale in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company has also recorded an unrealized loss in the period from March 8, 2000 (inception) to December 31, 2000 and an unrealized gain under comprehensive income during the year ended December 31, 2001, which reflects the fair market value of the securities that were sold in July 2002.

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

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2002

--------------------------------------------------------------------------------



NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Impairment of Long-Lived Assets
         The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. During the years ended December 31, 2002 and 2001 and the period from March 8, 2000 (inception) to December 31, 2000, the Company determined that the value of the excess of cost over fair value of net assets acquired relating to MRM was impaired and recorded losses of $2,100,955, $687,906, and $0, respectively, in the consolidated statements of operations and comprehensive loss. In addition, the Company also reviewed property and equipment for impairment at December 31, 2002 and 2001 and recorded net losses of $0 and $3,732,223, respectively, in the consolidated statements of operations and comprehensive loss.

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

         Advertising Expense
         The Company expenses advertising in the periods the services were incurred. For the years ended December 31, 2002 and 2001 and the period from March 8, 2000 (inception) to December 31, 2000, advertising expense was $38,824, $35,111, and $0, respectively.

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2002

--------------------------------------------------------------------------------


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         Earnings (Loss) Per Share
         The Company utilizes SFAS No. 128, "Earnings per Share." Basic earnings
         (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. The Company does not have any common stock equivalents.

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

         Reclassifications
         Certain amounts included in the prior years' financial statements have been reclassified to conform with the current year presentation. Such reclassification did not have any effect on reported net income (loss).

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2002

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

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2002

--------------------------------------------------------------------------------




NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Recently Issued Accounting Pronouncements (Continued)
         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business, and amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. During the years ended December 31, 2002 and 2001 and the period from March 8, 2000 (inception) to December 31, 2000, the Company determined that the value of the excess of cost over fair value of net assets acquired relating to MRM was impaired and recorded losses of $2,100,955, $687,906, and $0, respectively, in the consolidated statements of operations and comprehensive loss. In addition, the Company also reviewed property and equipment for impairment at December 31, 2002 and 2001 and recorded net losses of $0 and $3,732,223, respectively, in the consolidated statements of operations and comprehensive loss.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. In connection with the re-negotiation of certain capital lease agreements, notes payable agreements, and accounts payable liabilities, the Company recorded an extraordinary gain on forgiveness of debt of $2,468,754 in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2002.

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2002

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

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. SFAS No. 148 will not have any impact on the Company's financial statements as management does not have any intention to change the fair value method.

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2002

--------------------------------------------------------------------------------




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

         The Company has classified all of its investments as either trading or available-for-sale securities. As of December 31, 2001, investment securities are summarized as follows:

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
                                               ===============  ================  ===============  ================

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2002

--------------------------------------------------------------------------------




NOTE 4 - INVESTMENT SECURITIES (Continued)

         The Company did not have any investment securities at December 31, 2002.


NOTE 5 - INVENTORY

         Inventory at December 31, 2002 and 2001 consisted of the following:

                                                                                      2002               2001
                                                                                ---------------    ----------------

                  Disposables                                                   $       459,174    $        428,944
                  Eyewear and accessories                                                     -             269,930
                  Medical rental                                                              -              10,126
                                                                                ---------------    ----------------

                                                                                        459,174             709,000
                  Less reserve for obsolescence                                         164,105             164,105
                                                                                ---------------    ----------------

                      Total                                                     $       295,069    $        544,895
                                                                                ===============    ================


         During the years ended December 31, 2002 and 2001 and the period from March 8, 2000 (inception) to December 31, 2000, the Company capitalized $289,924, $0, and $0, respectively, of accessories from inventory.


NOTE 6 - EQUITY INVESTMENT IN LIMITED LIABILITY COMPANIES

         During the years ended December 31, 2001 and 2000, PRI acquired between a 3% and 21% equity interest in several limited liability companies (the "LLCs"). The LLCs were formed by certain physicians and MRM, who made investments between $5,000 and $17,500. During the year ended December 31, 2002, the Company acquired a 15% interest in another LLC for $26,250. The interest was acquired in the form of a note receivable, which has been offset against management fees and expenses recharged to the LLC by the Company during the year. The Company provides operating and administrative services to the LLCs and accounts for its interest in the LLCs using the equity method of accounting.

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2002

--------------------------------------------------------------------------------



NOTE 6 - EQUITY INVESTMENT IN LIMITED LIABILITY COMPANIES (Continued)

         During the years ended December 31, 2002 and 2001 and the period from March 8, 2000 (inception) to December 31, 2000, the Company recognized an equity loss of $5,508 and an equity gain of $26,773 and $0, respectively. The Company's total equity investments in these LLCs during the years ended December 31, 2002 and 2001 and the period from March 8, 2000 (inception) to December 31, 2000 were $31,134, $55,521, and $0, respectively.

         During the years ended December 31, 2002 and 2001, the Company earned management fees and recharged expenses of $1,399,625 and $901,769, respectively, to the LLCs for the performance of operational, management, and other services. The balances due from the LLCS at December 31, 2002 and 2001 were $121,543 and $38,268, respectively, net of provisions for doubtful receivable balances of $73,568 and $0, respectively, which are recorded under due from related parties on the accompanying consolidated balance sheets.


NOTE 7 - PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 2002 and 2001 consisted of the following:

                                                                                      2002               2001
                                                                                ---------------    ----------------

                  Accessories and eyewear                                       $       289,924    $              -
                  Furniture and fixtures, including computers                            58,087              22,659
                  Transportation equipment                                               14,963              56,329
                  Rental equipment                                                    2,373,627           2,619,020
                  Leasehold improvements                                                  2,101               2,100
                                                                                ---------------    ----------------

                                                                                      2,738,702           2,700,108
                  Less accumulated depreciation and amortization                        850,014             291,486
                                                                                ---------------    ----------------

                      Total                                                     $     1,888,688    $      2,408,622
                                                                                ===============    ================


         Included in the above are $1,403,329 and $1,191,455 of assets acquired through capital lease obligations, which are net of accumulated amortization of $485,890 and $146,741, respectively, at December 31, 2002 and 2001, respectively.

         Depreciation and amortization expense was $594,538, $1,117,661, and $33,844 for the years ended December 31, 2002 and 2001 and the period from March 8, 2000 (inception) to December 31, 2000, respectively. Depreciation charges on assets that were subsequently impaired is included in the amount expensed at December 31, 2001.

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2002

--------------------------------------------------------------------------------



NOTE 8 - LINE OF CREDIT

         In March 2001, MRM entered into a line of credit agreement with a financial institution that allows it to borrow a maximum of $2,000,000. The line of credit bears interest at prime (4.25% at December 31, 2002), plus 2.75%, is payable on a monthly basis, is secured by accounts receivable, inventory, equipment, and a personal guarantee by a shareholder, and originally matured in July 2002. As of December 31, 2002, the Company had exceeded the eligible borrowing base and was in default of various covenants. Therefore, the facility was not available for use. In March 2002, the Company agreed to pay down the line of credit using 50% of the proceeds from the sale of medical rental equipment, and the agreement was extended to March 31, 2003. The Company has commenced discussions to extend the loan for a further period of six months under the same terms and conditions. As of December 31, 2002 and 2001, the outstanding balance under the line of credit was $1,108,700 and $1,108,700, respectively.


NOTE 9 - NOTES PAYABLE

         Notes payable at December 31, 2002 and 2001 consisted of the following:

                                                                                      2002               2001
                                                                                ---------------    ----------------
                  Note payable to bank, issued in March 1999 to MRM and bearing interest at prime, plus 4%, payable monthly. The note is
                      secured by various accounts receivable, inventory,
                      equipment, and a personal guarantee by a shareholder. In
                      March 2002, the Company re-negotiated the debt, and the
                      principal is now payable in four consecutive, monthly
                      installments of $16,667 each, beginning March 2, 2002,
                      plus 20 installments of $33,333 each, beginning March
                      2003, with a final payment equal to all unpaid
                      principal on March 2, 2004.                               $       599,774    $        866,667

                  Equipment note payable to a finance company, secured by
                      various accounts receivable and inventory. The note bore
                      interest at 12% per annum, was payable monthly, and was
                      payable on demand. During the year ended December 31,
                      2002, the Company renegotiated the debt,
                      and the amount was forgiven in full.                                    -             300,206




                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2002

--------------------------------------------------------------------------------




NOTE 9 - NOTES PAYABLE (Continued)
                                                                                      2002               2001
                                                                                ---------------    ----------------
                  Unsecured promissory note, bearing interest at 12.5% per
                      annum. The note was originally due on December 31, 2002,
                      but the Company renegotiated the amount due in November
                      2002. A total of $60,000 of the debt was forgiven, and the outstanding balance at December 31, 2002 is due on or
                      before
                      March 31, 2003.                                           $        20,000    $        100,000

                  Unsecured promissory note, bearing interest at 10% per annum.
                      The note was due in full on April 18, 2001. During the
                      year ended December 31, 2002, the Company renegotiated the amount due, and $62,000 of the debt was forgiven. The
                      outstanding balance at December 31, 2002 is due on or
                      before
                      March 31, 2003.                                                    19,000             100,000

                  Thirty-nine notes payable to a finance company, which are
                      secured by the Company's medical equipment. The notes
                      payable bear interest at varying rates between 9% and 11%
                      per annum and require monthly payments of approximately
                      $81,000. During the year ended December 31, 2002, the
                      Company renegotiated the amount due, and $1,167,861 of the debt was forgiven. The balance of the
                      notes payable mature through December 2005.                       823,428           1,379,632

                  Note payable to a finance company, secured by
                      an automobile, bearing interest at 8.9% per
                      annum.  The note was payable in full in April
                      2002 and requires monthly payments of $506.                             -               6,586

                  Note payable to bank, secured by medical
                      equipment, bearing interest at 10.4% per
                      annum.  The note is payable in full in July
                      2003 and requires monthly payments of $521.                         3,539               9,090
                                                                                ---------------    ----------------

                                                                                      1,465,741           2,762,181
                  Less current portion                                                  807,908           1,060,776
                                                                                ---------------    ----------------

                           Long-term portion                                    $       657,833    $      1,701,405
                                                                                ===============    ================


                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2002

--------------------------------------------------------------------------------




NOTE 9 - NOTES PAYABLE (Continued)

         Future maturities of notes payable at December 31, 2002 were as follows:

                        Year Ending
                        December 31,

                              2003   $  807,908
                              2004      177,120
                              2005      189,472
                              2006      202,672
                              2007       88,569
                                     ----------

                        Total        $1,465,741
                                     ==========


NOTE 10 - CONVERTIBLE NOTE PAYABLE

         At December 31, 2001, the Company maintained a short-term, convertible promissory note, which bore interest at 8% per annum and matured in April 2002. It was convertible at a rate of $0.27 per share into 370,000 shares of common stock. During the year ended December 31, 2002, the note was converted in full.


NOTE 11 - ACCRUED EXPENSES

         Accrued expenses at December 31, 2002 and 2001 consisted of the following:

                                                  2002          2001
                                              ----------   ----------

Accrued payroll and payroll related amounts   $  240,943   $  261,240
Accrued interest ..........................       16,128      248,913
Accrued penalties and late fees ...........       45,464       74,661
Other .....................................      750,708      393,370
                                              ----------   ----------

    Total .................................   $1,053,243   $  978,184
                                              ==========   ==========

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2002

--------------------------------------------------------------------------------


NOTE 12 - COMMITMENTS AND CONTINGENCIES

         Operating and Capital Leases
         The Company leases a facility in Glendale, California, which serves as an administrative and corporate office. The lease is scheduled to expire in July 2006. Total rent expense incurred for the years ended December 31, 2002 and 2001 and the period from March 8, 2000 (inception) to December 31, 2000 was $157,378, $71,280 , and $0,
         respectively.

         The Company leases a facility in Dublin, California, which serves as an administrative office. The lease is scheduled to expire in March 2004. Total rent expense incurred for the years ended December 31, 2002 and 2001 and the period from March 8, 2000 (inception) to December 31, 2000 was $52,092, $33,921, and $0, respectively.

         The Company leases its automobiles under various operating leases. The leases are scheduled to expire between December 2003 and February 2004. Total automobile rental expense for the years ended December 31, 2002 and 2001 and the period from March 8, 2000 (inception) to December 31, 2000 was $169,051, $66,636, $0, respectively.

         The Company also has 42 capital lease obligations with several finance companies for various rental equipment. The capital leases bear interest at rates between 6% and 34% per annum. The monthly lease payments range between $92 to $17,851 and terminate through April 2006. During the years ended December 31, 2002 and 2001, the Company renegotiated various capital lease obligations, resulting in the forgiveness of $1,609,114 and $0, respectively, of the debt.

         As of December 31, 2002, the Company continued to be in default under certain note and lease obligations with aggregate principal balances outstanding of $162,347. The Company's management intends to continue negotiations with these creditors until these disputes are resolved and satisfactory resolutions are reached. Assurances cannot be given that these negotiations will be completed on terms satisfactory to the Company, if at all.

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2002

--------------------------------------------------------------------------------



NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)

         Operating and Capital Leases (Continued)
         Future minimum lease payments under operating and capital leases at December 31, 2002 were as follows:

                   Year Ending                                                    Operating            Capital
                  December 31,                                                       Lease              Lease
                  ------------                                                  ---------------    ----------------

                      2003                                                     $        366,813        $    730,527
                      2004                                                              202,741             216,688
                      2005                                                              174,182             114,625
                      2006                                                               98,698              74,854
                                                                                ---------------    ----------------

                      Total minimum lease payments                              $       842,434           1,136,694
                                                                                ===============
                      Less amounts representing interest                                                     90,103
                                                                                                   ----------------

                                                                                                          1,046,591
                      Less current portion                                                                  677,973
                                                                                                   ----------------

                           Long-term portion                                                       $        368,618
                                                                                                   ================

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

         On April 25, 2002, Citicorp Vendor Finance, Inc. ("Citicorp") filed a suit in the Superior Court of Los Angeles against PRI and MRM. The complainant seeks damages of approximately $656,000, plus interest and late charges and asserts breach of contract. The Company reached a settlement with Citicorp in November 2002, whereby the Company agreed to pay Citicorp a total of $400,000 in full settlement of the claim in various installments, with the balance being paid in full by March 2004. As part of the settlement, Citicorp has agreed that PRI may sell the equipment under the equipment lease agreement, but must transmit to Citicorp all proceeds from the sale in excess of $225,000. The settlement further stipulates in event of non-payment, Citicorp may petition the court for an entry of judgment against PRI. All payments have currently been made on a timely basis. At December 31, 2002, the Company has accrued for the liability in full.

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2002

--------------------------------------------------------------------------------


NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)

         Litigation (Continued)
         In October 2002, a former employee commenced legal proceedings in the Superior Court of California against the Company. The compliant alleges discrimination, breach of contract, and breach of the implied covenant of good faith and fair dealing. The Company intends to vigorously defend this claim.

         In December 2001, a former patient of Anaheim General Hospital commenced a legal proceeding in the Superior Court of the State of California, County of Orange, against MRM, the hospital and one of the hospitals' surgeons. The plaintiff alleges that while she was under anesthesia, the defendants sought to use an instrument called a morcelator which did not function properly and allegedly caused her harm. The Company has reported this legal proceeding to its insurance company and management believes that the outcome of this proceeding will be covered by insurance, except for any applicable deductible. The Company intends to vigorously defend this lawsuit.

NOTE 13 - SHAREHOLDERS' EQUITY

         Preferred Stock
         The Company has 10,000,000 authorized shares of non-voting preferred stock with a $0.001 par value. The preferred stock may be issued in series, from time to time, with such designations, rights, preferences, and limitations as the Board of Directors may determine by resolution. The Company did not have any preferred stock issued and outstanding at December 31, 2002 and 2001.

         Common Stock
         During the year ended December 31, 2002, the Company completed the following transactions:

o issued 370,000 shares of common stock for the conversion of a note payable of $100,000.

o issued 11,502,970 shares of common stock valued at $11,503 to a principal of a consulting firm in connection with his appointment as the Company's Chief Executive Officer. In connection with this transaction, an additional 2,440,024 shares of common stock were issued subsequent to December 31, 2002 valued at $2,440. This transaction has been recorded as committed common stock in the accompanying consolidated balance sheet.

         During the year ended December 31, 2001, the Company completed the following transactions:

o issued 3,000,000 shares of common stock for cash totaling $600,000. Offering costs were not recorded in connection with this transaction.

         During the period from March 8, 2000 (inception) to December 31,
         2000, a member of Emergent LLC contributed $1,173,125 of investment securities. This investment was recorded as a capital contribution under additional paid-in capital. In addition, Emergent LLC recorded a capital contribution of $7,500,000 in cash by other members. These contributions were received in connection with the recapitalization of capital accounts as a result of the Dynamic transfer, whereby a total of 44,173,280 shares were issued.

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2002

--------------------------------------------------------------------------------



         NOTE 13 - SHAREHOLDERS' EQUITY (Continued)

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

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2002

--------------------------------------------------------------------------------



         NOTE 13 - SHAREHOLDERS' EQUITY (Continued)

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

         During the year ended December 31, 2001, the Company adopted the 2001 Stock Option Plan (the "2001 Plan"). The purpose of the 2001 Plan is to provide incentive to key employees, officers, and consultants of the Company who provide significant services to the Company. There were 8,000,000 shares available for grant under the 2001 Plan, but during the year ended December 31, 2002, the Company reduced the authorized share capital to 585,000 shares. Options will not be granted for a term of more than 10 years from the date of grant. In the case of incentive stock options granted to a 10% shareholder, the term of the incentive stock option must not exceed five years

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2002

--------------------------------------------------------------------------------


         NOTE 13 - SHAREHOLDERS' EQUITY (Continued)

         Stock Option Plans (Continued)
         from the date of grant. Options will vest evenly over a period of five years, and the 2001 Plan expires December 31, 2011.

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

         Since shareholder approval was not obtained on or before November 1, 2002, all incentive stock options granted under the 2001 Plan have automatically become non-statutory stock options, and the Board is limited to granting non-statutory stock options under the 2001 Plan. The exercisability of options outstanding under the 2001 Plan is subject to shareholder approval.

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

         During the year ended December 31, 2002, the Company issued to employees options to purchase 5,927,854 shares of common stock under the 2002 Plan. The options have a 10-year term and are exercisable at $0.01 per share. Generally, one-fifth of each issuance vests over five consecutive years. As of December 2002, options to purchase 1,389,271 shares of common stock were cancelled due to employee terminations. In addition, in the event shareholder approval of the 2002 Plan is not obtained by April 1, 2003, then all incentive stock options granted under the 2002 Plan will automatically convert to non-statutory options, and additional incentive stock options will not be granted under the plan.

         The Company issued options to purchase 1,551,000 shares of common stock to various employees under the 2002 Plan at an exercise price of $0.01 per share, of which 1,200,000 were issued to the new Chief Financial Officer in connection with his appointment. The shares vest between December 2002 and December 2012.

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2002

--------------------------------------------------------------------------------


         NOTE 13 - SHAREHOLDERS' EQUITY (Continued)

         Stock Option Plans (Continued)

         The Company issued options to purchase 2,578,026 shares of common stock under the 2002 Plan to various consultants and independent directors. The options vest between May 2002 and December 2012 at exercise prices ranging from $0.01 and $0.20 per share. Included in this issuance are options to the Company's former Chief Executive Officer to purchase 150,000 shares of common stock at an exercise price of $0.01 per share. These options vest between May 2003 and May 2012. The Company has not recorded any charge to expense because the impact on the statement of operations is not material.

         The Company issued options to purchase 150,000 shares of common stock to a former officer of MRM as part of a settlement agreement for the termination of a consulting contract entered in January 2000 and subsequently amended in August 2001. In addition to the options, the former officer also received $35,000 in exchange for the cancellation of the contract. The options vest between December 2002 and December 2012 at an exercise price of $0.01 per share.

         The Company also issued options to purchase 500,000 shares of common stock to a consultant for services performed. The options are immediately vested with a term of 10 years at an exercise price of $0.01 per share. The Company has not recorded any charge to expense because the impact on the statement of operations is not material.

         A summary of the Company's outstanding options and activity is as follows:

                                                                                                     Weighted-
                                                                                                      Average
                                                                                    Number            Exercise
                                                                                  of Options             Price
                  Outstanding, March 8, 2000 (inception) to
                    December 31, 2000                                                         -    $              -
                      Stock options converted upon merger                               564,786    $           0.73
                      Granted                                                         5,093,436    $           0.04
                      Canceled                                                         (177,068)   $           0.80
                                                                                ---------------

                  Outstanding, December 31, 2001                                      5,481,154    $           0.14
                      Granted                                                        10,706,880    $           0.01
                      Canceled                                                       (2,110,614)   $           0.29
                                                                                ---------------

                         Outstanding, December 31, 2002                              14,077,420    $           0.02
                                                                                ===============

                         Exercisable, December 31, 2002                               7,172,058    $           0.13
                                                                                ===============


                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2002

--------------------------------------------------------------------------------


         NOTE 13 - SHAREHOLDERS' EQUITY (Continued)

         Stock Option Plans (Continued)
         The weighted-average remaining contractual life of the options outstanding at December 31, 2002 is 7.4 years. The exercise prices for the options outstanding at December 31, 2002 ranged from $0.01 to $4.05, and information relating to these options is as follows:

                                                                                    Weighted-        Weighted-
                                                                  Weighted-          Average          Average
                                                                   Average           Exercise         Exercise
             Range of              Stock             Stock       Remaining           Price of         Price of
             Exercise            Options           Options       Contractual         Options           Options
                Prices       Outstanding        Exercisable            Life       Outstanding       Exercisable
         ------------------  ---------------   ---------------  ----------------  ---------------  ----------------

         $      0.00 - 0.20       13,366,045         6,827,477        7.36 years  $          0.04  $           0.06
         $      0.21 - 1.00          704,530           337,736        8.04 years  $          0.98  $           0.95
         $      1.01 - 4.05            6,845             6,845        4.28 years  $          4.05  $           4.05
                             ---------------   ---------------

                                  14,077,420         7,172,058
                             ===============   ===============

         The Company has adopted only the disclosure provisions of SFAS No. 123. It applies APB No. 25 and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net loss and basic and diluted loss per share for the years ended December 31, 2002 and 2001 would be as follows:

                                                                                      2002               2001
                                                                                ---------------    ----------------
                  Net loss
                      As reported                                               $    (1,758,439)  $      (9,720,221)
                      Pro forma                                                 $    (1,835,135)  $      (9,766,403)
                  Basic and diluted loss per share
                      As reported                                               $         (0.08)  $           (0.19)
                      Pro forma                                                 $         (0.08)  $           (0.20)

         For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2002 and 2001: dividend yields of 0% and 0%, respectively; expected volatility of 175% and 175%, respectively; risk-free interest rates of 3.3% and 3.8%, respectively; and expected lives of five and
         2.28 years, respectively. The weighted-average fair value of options granted during the year ended December 31, 2002 for which the exercise price was greater than the market price on the grant date was $0.0001, and the weighted-average exercise price was $0.01. The weighted-average fair value of options granted during the year ended December 31, 2002 for

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2002

--------------------------------------------------------------------------------

         NOTE 13 - SHAREHOLDERS' EQUITY (Continued)

         Stock Option Plans (Continued)
         which the exercise price was equal to the market price on the grant date was $0.01 and the weighted-average exercise price was $0.01.

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

         Warrants
         The Company issued warrants to purchase 30,000 shares of common stock to a vendor in exchange for the forgiveness of debt of $3,100. These warrants vest between February 2002 and February 2005.


NOTE 14 - INCOME TAXES

         The components of the income tax provision for the years ended December 31, 2002 and 2001 and the period from March 8, 2000 (inception) to December 31, 2000 were as follows:

                                                                      2002              2001             2001
                                                                ----------------  ---------------  ----------------

                  Current                                       $              -  $         1,600  $              -
                  Deferred                                                     -                -                 -
                                                                ----------------  ---------------  ----------------

                    Total                                       $              -  $         1,600  $              -
                                                                ================  ===============  ================

         A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes was as follows for the years ended December 31, 2002 and 2001 and the period from March 8, 2000 (inception) to December 31, 2000:

                                                                      2002              2001             2001
                                                                ----------------  ---------------  ----------------
                  Income tax computed at federal
                    statutory tax rate                                   34.0%             34.0%            34.0%
                  State taxes, net of federal benefit                     8.0               8.0              8.0
                                                                -------------     -------------    -------------

                    Total                                                42.0%             42.0%            42.0%
                                                                =============     =============    =============


                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2002

--------------------------------------------------------------------------------




         NOTE 14 - INCOME TAXES (Continued)

         The tax effects of temporary differences that give rise to deferred taxes at December 31, 2002 and 2001 are as follows:

                                                                                      2002               2001
                                                                                ---------------    ----------------
                  Deferred tax assets
                      Impairment of assets                                      $     2,826,310    $      2,609,490
                      Capital loss carryover                                          1,358,059             919,862
                      Unrealized loss on investment securities                                -           1,287,492
                      Net operating loss carryforwards                                1,869,351           2,524,816
                      Other                                                             419,011             271,010
                                                                                ---------------    ----------------

                  Total gross deferred tax assets                                     6,472,731           7,612,670
                  Less valuation allowance                                            6,472,731           7,612,670
                                                                                ---------------    ----------------

                           Net deferred tax assets                              $             -    $              -
                                                                                ===============    ================

         The valuation allowance decreased by $1,139,939 during the year ended December 31, 2002. All other deferred tax assets were immaterial. As of December 31, 2002, the Company had approximately $4,398,000 in federal net operating loss carryforwards attributable to losses incurred since the Company's inception that may be offset against future taxable income through 2019.

NOTE 15 - EXTRAORDINARY ITEM

         During the year ended December 31, 2002, the Company entered in debt re-negotiations with capital lease and note payable holders, resulting in the forgiveness of $3,208,037 of debt and $426,743 of accrued interest charges. In connection with these transactions, property and equipment with a net book value of $1,530,747 was returned to capital lease and note payable holders, resulting in a net gain of $2,104,033, which is included in the gain on forgiveness of debt on the accompanying consolidated statement of operations for the year ended December 31, 2002.

         In addition, the Company also entered into debt re-negotiations with several vendors, resulting in the forgiveness of $364,721 of debt. This gain is also included in the gain on forgiveness of debt on the accompanying consolidated statement of operations for the year ended December 31, 2002.

NOTE 16 - BENEFIT PLAN

         MRM has adopted a defined contribution retirement plan (the "Plan"), which qualifies under Section 401(k) of the Internal Revenue Code. The Plan covers all employees. MRM makes an annual election to provide matching contributions of up to 6% of each participant's deferral. MRM did not make any matching contributions during the years ended December 31, 2002 and 2001 and the period from March 8, 2000 (inception) to December 31, 2000.

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2002

--------------------------------------------------------------------------------


NOTE 17 - RELATED PARTY TRANSACTIONS

         In October 2001, the Company entered into a three-month consulting agreement with a consulting company based in New York. The agreement was subsequently extended to December 31, 2002. The agreement provided for consulting services in exchange for a monthly fee of $25,000 and a bonus if at least $1,000,000 in equity funding was raised for the Company.

         In December 2002, the Company maintained that the consulting firm had satisfied a significant portion of the funding needs. In connection with this funding and also the employment agreements discussed below, 13,942,994 shares of the Company's common stock valued at $13,943 were issued to the principal officer of the consulting company, representing a 17.5% stockholding of the Company's fully diluted shares outstanding.

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

         In November 2001, the Company entered into an employment contract with the former Vice President/Chief Operating Officer of MRM. The agreement called for a base salary of $125,000 per year and options to purchase 500,000 shares of the Company's common stock at $0.01 per share. The options expire in December 2004. Subsequent to December 31, 2002, this agreement was terminated, but the officer retained his options.

                                           EMERGENT GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2002

--------------------------------------------------------------------------------


NOTE 17 - RELATED PARTY TRANSACTIONS (Continued)

         In November 2002, the Company entered into a settlement agreement with its former Chief Financial Officer/Chairman/President of MRM. The terms of the agreement required an immediate payment of $25,000 in exchange for the release of all obligations under the January 2000 employment agreement, which was subsequently amended in both August and November 2001. In addition, the Company is required to pay a further $17,000 on or before March 31, 2003. If the terms of the agreement are not met, the Company will be obligated to pay the former officer a total of $213,000, less any payments previously made under the settlement.

         In May 2002, the Company sold property and equipment with a net book value of $38,229 to a related party for $156,963. The Company received $106,642 in cash and offset $52,321 against a balance owed to the related party.

         In November 2002, the Company entered into a settlement agreement with a family member of the former Chief Financial Officer/Chairman/President of MRM. Prior to the merger, the family member was due a $100,000 note payable from MRM. During the year ended December 31, 2002, the terms of the note had been extended to April 2002. In November 2002, in exchange for the forgiveness of the note payable, the Company issued 370,000 shares of common stock to the family member.

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


NOTE 18 - FOURTH QUARTER ADJUSTMENTS

         During the year ended December 31, 2002, the Company recorded an expense of $2,100,955 in the fourth quarter in connection with the impairment of goodwill.

         During the year ended December 31, 2001, in connection with the acquisition of substantially all of the assets and liabilities of MRM in July 2001, the Company recorded an excess of cost over fair value of assets acquired of $3,420,862. The Company recorded an expense of $687,906 in the fourth quarter in connection with the impairment of this asset. In connection with a review of property and equipment for impairment, the Company recorded a net expense of $3,732,223 in the fourth quarter of 2001.

         The Company did not have any fourth quarter adjustments during the period from March 8, 2000 (inception) to December 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     EMERGENT GROUP INC.

                                                By: /s/ Bruce J. Haber
                                                        Bruce J. Haber, Chairman
                                                        of the Board and Chief
                                                        Executive Officer

Dated:  Glendale, California
March  27, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures                                  Title                               Date

/s/ Bruce J. Haber                          Chairman of the Board               March  27, 2003
Bruce J. Haber                              Chief Executive Officer

/s/ William M. McKay                        Chief Financial Officer             March  27, 2003
William M. McKay                            Secretary and Treasurer

/s/ Daniel Yun                              Director                            March  27, 2003
Daniel Yun

/s/ Mark Waldron                            Director                            March  27, 2003
Mark Waldron

/s/ Howard Waltman                          Director                            March 27, 2003
Howard Waltman

/s/ Matthew K. Fong                         Director                            March 27, 2003
Matthew K. Fong


Bruce J. Haber, Daniel Yun, Mark Waldron, Howard Waltman and Matthew K. Fong represent all the current members of the Board of Directors.

                                  CERTIFICATION

     I, Bruce J. Haber, Chief Executive Officer of the Registrant, certify that:

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

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure control and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entitles, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 27, 2003                                /s/ Bruce J. Haber
                                                         Bruce J. Haber,
                                                         Chief Executive Officer

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure control and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entitles, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 27, 2003                                /s/William M. McKay
                                                        William M. McKay, Chief
                                                        Financial Officer
                                       69