Form 10QSB
period 2003-03-31
EMERGENT GROUP INC/NY
filed 2003-05-14
CIK 1021097

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       -----------------------------------
                                   FORM 10-QSB
                       -----------------------------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2003

                         Commission File Number: 0-21475

                               EMERGENT GROUP INC.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

                 Nevada                                 93-1215401
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

                       -----------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of May 12, 2003, the registrant had a total of 67,357,815 shares of Common Stock outstanding.

================================================================================

                               EMERGENT GROUP INC.

                          FORM 10-QSB Quarterly Report

                                Table of Contents

                                                                                           Page
PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements

              Condensed Consolidated Balance Sheets as of March 31, 2003 (unaudited)
                   and December 31, 2002                                                      3

              Unaudited Condensed Consolidated Statements of Operations for the Three
                 Months Ended March 31, 2003 and 2002                                         4

              Unaudited Condensed Consolidated Statements of Cash Flows for the Three
                  Months Ended March 31, 2003 and 2002                                        5

              Notes to the Unaudited Condensed Consolidated Financial Statements              6

   Item 2.    Management's Discussion and Analysis of Financial Condition and Results
                  of Operations                                                              11

   Item 3.    Controls and Procedures                                                        15

PART II.  OTHER INFORMATION

   Item 1.    Legal Proceedings                                                              15

   Item 2.    Changes in Securities                                                          15

   Item 3.    Defaults Upon Senior Securities                                                16

   Item 4.    Submissions of Matters to a Vote of Security Holders                           16

   Item 5.    Other Information                                                              16

   Item 6.    Exhibits and Reports on Form 8-K                                               16


Signatures                                                                                   16

                                       PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                              Emergent Group Inc. and Subsidiaries
                              Condensed Consolidated Balance Sheets

                                                                      March 31,             December 31,
                                                                        2003                   2002
                                                                     ------------          ------------
                             ASSETS                                  (unaudited)
Current assets
     Cash                                                            $    811,517          $    957,242
     Accounts receivable, net                                           1,010,695             1,306,055
     Due from related parties, net                                        105,970               121,543
     Inventory, net                                                       330,393               295,069
     Prepaid expenses                                                     219,316               265,062
     Income tax receivable                                                   --                   4,830
                                                                     ------------          ------------
           Total current assets                                         2,477,891             2,949,801
Equity investment in limited liability companies                           17,323                31,134
Property and equipment, net                                             1,788,787             1,888,688
Goodwill, net                                                             779,127               779,127
Deposits and other assets, net                                            115,510               133,022
                                                                     ------------          ------------
Total assets                                                         $  5,178,638          $  5,781,772
                                                                     ============          ============

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Line of credit                                                  $  1,108,700          $  1,108,700
     Current portion of capital lease obligations                         484,806               677,973
     Current portion of notes payable                                     720,236               807,908
     Accounts payable                                                     508,784               544,835
     Accrued expenses                                                     833,966             1,053,243
                                                                     ------------          ------------
        Total current liabilities                                       3,656,492             4,192,659
Capital lease obligations, net of current portion                         291,429               368,618
Notes payable, net of current portion                                     614,662               657,833
                                                                     ------------          ------------
           Total liabilities                                            4,562,583             5,219,110

Shareholders' equity
     Preferred stock, $0.001 par value, non-voting 10,000,000
        shares authorized, no shares issued and outstanding                  --                    --
     Common stock, $0.001 par value, 100,000,000 shares authorized
        67,357,815 and 64,917,791shares issued and outstanding             67,358                64,918
     Committed stock, 2,440,024 shares                                       --                   2,440
     Additional paid-in capital                                        13,541,784            13,541,784
     Accumulated deficit                                              (12,993,087)          (13,046,480)
                                                                     ------------          ------------
              Total shareholders' equity                                  616,055               562,662
                                                                     ------------          ------------
 Total liabilities and shareholders' equity                          $  5,178,638          $  5,781,772
                                                                     ============          ============

         The accompanying notes are an integral part of these condensed financial statements.

                      Emergent Group Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations

                                                                     Three Months Ended
                                                              ---------------------------------
                                                                          March 31,
                                                                  2003                 2002
                                                              ------------         ------------
                                                                         (unaudited)
Revenue                                                       $  2,140,820         $  2,502,521
Cost of goods sold                                               1,315,937            1,414,533
                                                              ------------         ------------
Gross profit                                                       824,883            1,087,988
Selling, general, and administrative expenses                      832,223              870,694
                                                              ------------         ------------
Income (Loss) from operations                                       (7,340)             217,294
Other income (expense)
     Interest expense                                              (52,516)            (153,748)
     Equity in net earnings (losses) of investment in
         limited liability companies                               (13,811)               7,222
     Gain on disposal of property and equipment                     26,267               81,268
     Other income (expense), net                                    (2,737)              86,563
                                                              ------------         ------------
            Total other income (expense)                           (42,797)              21,305
                                                              ------------         ------------
Income (loss) before provision for income taxes
     and extraordinary item                                        (50,137)             238,599
Provision for income taxes                                            --                   --
                                                              ------------         ------------
Income (loss) before extraordinary item                            (50,137)             238,599
Extraordinary item
     Gain on forgiveness of debt, net of tax                       103,530              226,517
                                                              ------------         ------------
Net income (loss)                                             $     53,393         $    465,116
                                                              ============         ============
Income (Loss) Per Share Data:
     Before extraordinary item                                $      (0.00)        $      0.004
     Extraordinary item                                               0.00                0.004
                                                              ------------         ------------
Basic and diluted income per share                            $       0.00         $       0.01
                                                              ============         ============
Weighted-average shares outstanding                             67,357,815           53,044,821
                                                              ============         ============

         The accompanying notes are an integral part of these condensed financial statements.

                      Emergent Group Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows

                                                                              Three Months Ended
                                                                        --------------------------------
                                                                                     March 31,
                                                                              2003                2002
                                                                        ---------------        ---------
                                                                                  (Unaudited)
Cash flows from operating activities
     Net income                                                             $  53,393           $ 465,116
     Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
         Gain on disposal of property and equipment                           (26,267)            (81,268)
         Gain on forgiveness of debt                                         (103,530)           (226,515)
         Depreciation and amortization                                        186,412             153,171
         Equity in net gain of investment in limited liability companies       13,811              (7,223)
         Provision for doubtful accounts                                       10,827               5,444
         (Increase) decrease in
            Accounts receivable                                               735,803             380,574
            Inventory                                                         (35,324)             (8,996)
            Due from related party                                           (416,181)           (287,585)
            Prepaid expenses                                                   45,746             (11,848)
            Deposits and other assets                                           9,830               1,401
         Increase (decrease) in
            Accounts payable                                                  (43,862)           (158,503)
            Accrued expenses                                                 (115,747)            180,683
                                                                            ---------           ---------
Net cash provided by (used in) operating activities                           314,911             404,451
                                                                            ---------           ---------
Cash flows from investing activities
     Cash paid to limited liability companies                                 (11,700)
     Purchase of property and equipment                                       (76,708)             (8,383)
     Net Proceeds from the sale of property and equipment                      28,972             111,835
                                                                            ---------           ---------
Net cash provided by (used in) investing activities                           (59,436)            103,452
                                                                            ---------           ---------
Cash flows from financing activities
     Net change in book overdraft                                                --              (137,501)
     Payments on capital lease obligations                                   (270,356)            (89,000)
     Payments on notes payable                                               (130,844)           (110,891)
                                                                            ---------           ---------
Net cash used in financing activities                                        (401,200)           (337,392)
                                                                            ---------           ---------
Net increase (decrease) in cash                                              (145,725)            170,511
Cash, beginning of period                                                     957,242             482,165
                                                                            ---------           ---------
Cash, end of period                                                         $ 811,517           $ 652,676
                                                                            =========           =========
Supplemental disclosures of cash flow information:
     Interest paid                                                          $  48,115           $  66,936
                                                                            =========           =========


Supplemental disclosures of non-cash investing and financing activities -
During the quarter ended March 31, 2003 and 2002 the Company billed $ 290,440 and $288,000, respectively, to a related party for management fees . The Company also incurred expenses on behalf of the related party.

         The accompanying notes are an integral part of these condensed financial statements.

                               EMERGENT GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.  BUSINESS

    Emergent Group Inc. ("Emergent") is the parent company of Medical Resources Management, Inc. ("MRM"), its wholly owned and only operating subsidiary. Emergent acquired MRM in July 2001 as per an Agreement and Plan of Reorganization of Merger ("Merger Agreement"), dated January 23, 2001. MRM primarily conducts its business through its wholly owned subsidiary Physiologic Reps ("PRI"). Emergent, MRM and PRI are referred to collectively hereinafter as the "Company." PRI is a provider of mobile surgical equipment on a fee for service basis to hospitals, surgical care centers and other health care providers. PRI also provides technical support required to ensure the equipment is working correctly. PRI provides a limited amount of non-surgical equipment on a rental basis to hospitals and surgery centers, although PRI began winding down this area of business in early 2002 in order to focus on its core surgical equipment rental/services business.

2.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of Emergent have been prepared pursuant to the rules of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the periods presented.

    The results of operations presented for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

    The Company's only operating subsidiary, MRM, has historically incurred operating losses. The consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2003 and December 31, 2002 the Company had working capital deficits of approximately $1.2 million. For the three months ended March 31, 2003 and year ended December 31, 2002, the Company reported net losses before extraordinary items of $(50,137) and $(4,227,193), respectively. There can be no assurances that the Company will achieve positive operating results in future periods. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

    Reclassifications

    Certain amounts in the prior period have been reclassified to conform to the presentation for the three months ended March 31, 2003. The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

    Recent Accounting Pronouncements

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

3. DEBT OBLIGATIONS AND PLAN OF RESTRUCTURE

    During 2002 we were in default on most of our note and lease obligations due to delinquent principal and interest payments. In order to avoid ceasing our operations or a possible bankruptcy filing and in an effort to improve our financial condition, during the first quarter of 2002 we began the process of renegotiating substantially all of our outstanding debt, lease, and trade obligations with our key creditors. As of December 31, 2002 we had substantially completed our debt restructuring efforts. The restructured debt and lease obligation agreements provide in some cases for the return of equipment used to collateralize such obligations, if applicable, and certain periodic and monthly installments for the balance of such obligations. Generally, in the event of default by the Company we are required to repay all amounts previously forgiven and all amounts then outstanding are accelerated and become immediately due and payable. In addition, for the three months ended March 31, 2003 and 2002, we recorded net gains on forgiveness of vendor debt in the amount of $103,530 and $226,517, respectively. As of the filing date of this Quarterly Report on Form 10-QSB, we are in compliance with the terms and conditions of our renegotiated debt agreements. However, as of March 31, 2003 the Company continues to be in default under certain note and lease obligations with aggregate principal balances outstanding of approximately $162,000. We intend to continue negotiations with these creditors until these disputes are resolved and satisfactory resolutions are reached. No assurances can be given that these negotiations will be completed on terms satisfactory to the Company, if at all.

    At March 31, 2003 we had a bank loan (the "Bank Term Loan") outstanding in the amount of $549,775. The loan agreement, as amended, provides for monthly payments of principal of $16,667 and interest at the prime rate plus 4.00%. As of December 31, 2002 and March 31, 2003 we were in default under certain provisions of the loan agreement and as a result all principal and interest were accelerated and became immediately due and payable. In April 2003, the lender agreed to extend the term of the loan to March 2004 under the same terms and conditions as described herein. We also have an outstanding bank line of credit (the "Bank Line of Credit") in the amount of $1,108,700 with the same lender. This Bank Line of Credit provides for interest at the prime rate, plus 2.75%, with borrowings based upon eligible accounts receivable as defined. The amount outstanding under the Bank Line of Credit exceeded the eligible borrowing base as of December 31, 2002 and March 31, 2003 and the Company was in default under certain provisions of the credit agreement. As a result this facility is not available for use as of the filing date of this Quarterly Report on Form 10-QSB. In April 2003 the lender agreed to amend the Bank Line of Credit to provide for an extension of the due date to September 2003 and a principal payment of $108,700. The other terms and condition of the loan remain the same.

    The Bank Line of Credit and Bank Term Loan prohibit the payment of cash dividends and require us to maintain certain levels of net worth and to generate certain ratios of cash flows to debt service. Notwithstanding the modified terms and conditions of the Bank Line of Credit and Bank Term Loan as discussed above, as of March 31, 2003 and as of the filing date of this Form 10-QSB, we were not in compliance with certain financial covenants of such agreements. As a result, we have classified all of the bank loan facilities as current liabilities in the accompanying balance sheet as of March 31, 2003.

4. LEGAL PROCEEDINGS

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

Citicorp Vendor Finance, Inc.

    On April 25, 2002, Citicorp Vendor Financial, Inc. filed suit against PRI and MRM for breach of contract in Superior Court of California, County of Los Angeles. This lawsuit seeks to recover $655,916 plus interest and late charges in connection with amounts due under certain equipment lease agreements. The Company reached a settlement with Citicorp in November 2002, whereby, the Company agreed to pay Citicorp a total of $400,000 in full settlement of the claim in various installments, with the balance being paid in full by March 1, 2004. As part of the settlement, Citicorp has agreed that PRI may sell the equipment under the equipment lease agreement but must transmit to Citicorp all proceeds from the sale in excess of $225,000. In January 2003, the Company paid $175,000 to Citicorp from proceeds received from equipment sales in December 2002. The settlement further stipulates in event of non-payment, Citicorp can petition the court for an entry of judgment against PRI. The Company is current in making all required payments under the settlement agreement.

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

    .
Charlotte Taylor

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

Paige Amans

    On October 18, 2002, a former employee of the Company commenced a legal proceeding in the Superior Court of California, County of Los Angeles against the Company, its subsidiaries, and a former officer of the Company. The Complaint contains three causes of action as follows: (1) discrimination on the basis of her sex in violation of the California Fair Employment and Housing Act (California Government Code Section 12940); breach of contract; and breach of the implied covenant of good faith and fair dealing. Plaintiff alleges that she was discriminated against in the terms and conditions of her employment, transferred, and ultimately wrongfully terminated because of her sex (female) and due to alleged favoritism towards another female employee at the Company. Plaintiff also claims that her termination breached an implied contract of employment to terminate her only for "good cause", including violation of the implied covenant of good faith and fair dealing inherent in contracts. The Plaintiff seeks actual, incidental, consequential, and general damages in an unspecified amount, punitive damages, costs and attorneys' fees. The Company disputes the merit of Plaintiff's Complaint and intends to vigorously defend against this lawsuit.

    In addition to the matters noted above, from time to time, we may become involved in litigation arising out of operations in the normal course of business. As of March 31, 2003, we are not a party to any pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results or financial position.

5. RELATED PARTY TRANSACTIONS

In February 2003, the Company entered into a non-exclusive consulting agreement with a former officer of MRM. The agreement provides for a term of twelve months commencing on February 1, 2003. In connection with this agreement, the Company issued the consultant 250,000 options to purchase the Company's common stock. The options expire in ten years and provide for an exercise price of $.01 per share. Compensation expense related to the options is not material and no compensation expense was recognized during the quarter ended March 31, 2003.

In December 2002, the Company entered into a consulting agreement with its former Chief Executive Officer and his company, JIMA Management. The agreement related to the provision of consulting services during the period from July 2001 to March 2002 in exchange for a monthly fee of $10,000, payable in 2003. During the three months ended March 31, 2003, the Company recorded consulting expense of $3,000 and paid $20,000 on amounts accrued in 2001 and 2002 with regard to such services rendered.

During the three months ended March 31, 2003 and 2002 the Company billed $290,440 and $288,000, respectively, to a related party for management fees. The Company also incurred expenses on behalf of the related party.

In November 2002, the Company entered into a settlement agreement with the former Chief Executive Officer/Chairman/President of MRM. The terms of the agreement provide for payments by the Company totaling $42,000. Pursuant to the agreement the Company paid $25,000 in November 2002 and made a final payment of $17,000 during March 2003 in exchange for the full release of all obligations under the January 2000 employment agreement, which was subsequently amended in both August and November 2001. The Company has no further obligations under this agreement.

Transactions with BJH Management

In January 2003, the Company incurred consulting fees and reimbursed expenses of $36,548 and $3,389, respectively, for services provided by BJH Management, a consulting company ("BJH") which is owned by the Company's current Chairman and Chief Executive Officer who assumed this position, effective February 1, 2003. The Company's Chairman and Chief Executive Officer maintains his office in New York, in connection with this arrangement, the Company reimbursed BJH for office and related expenses totaling $5,738 for the months of February and March 2003.

Between December 30, 2002 and March 31, 2003, the Company issued 13,942,994 shares of its Common Stock to BJH, which represented 17.5% of the Company's fully diluted shares outstanding, as defined in the Stock Issuance Agreement between the Company and BJH.

On December 30, 2002, the Company entered into two, 18-month employment agreements with the one officer and one associate of BJH. The agreements were to appoint a new Chairman and Chief Executive Officer, and President for annual compensations of $175,000 and $161,000, respectively, beginning in January 2003. The officer positions were assumed on February 1, 2003. The agreements also provide for milestone bonuses up to $75,000 each, plus a percentage of pre-tax profits should certain targets be achieved.

6. SUBSEQUENT EVENTS

As discussed elsewhere in this Form 10-QSB the Company maintains two credit facilities, one term loan and one line of credit, with its primary lender. In April 2003, the lender agreed to extend the term loan and line of credit agreements to March 2004 and September 2003, respectively. The terms and conditions of the term loan remain unchanged. The amendment to the line of credit provides for a principal pay down of $108,700 upon execution of the amendment. The other terms and conditions of the line of credit agreement remain the same.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information contained in this Form 10-QSB and documents incorporated herein by reference are intended to update the information contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and such information presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors" and other information contained in such Form 10-K and other Company filings with the Securities and Exchange Commission ("SEC").

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, and actual results could be significantly different than those discussed in this Form 10-QSB. Certain statements contained in Management's Discussion and Analysis, particularly in "Liquidity and Capital Resources," and elsewhere in this Form 10-QSB are forward-looking statements. These statements discuss, among other things, expected growth, future revenues and future performance. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. The forward-looking statements are subject to risks and uncertainties including, without limitation, the following: (a) changes in levels of competition from current competitors and potential new competition,
(b) possible loss of significant customer(s), (c) the Company's ability to meet the terms and conditions of its renegotiated debt and lease obligations, and (d) changes in availability or terms of working capital financing from vendors and lending institutions. The foregoing should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us. All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company on the date thereof, and the Company assumes no obligation to update any forward-looking statements.

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

Results of Operations

The following table sets forth certain selected unaudited condensed consolidated statement of operations data for the periods indicated in dollars and as a percentage of total net revenues. The following discussion relates to our results of operations for the periods noted and are not necessarily indicative of the results expected for any other interim period or any future fiscal year. In addition, we note that the period-to-period comparison may not be indicative of future performance.

                                                                               Three Months Ended
                                                                                    March 31,
                                                               ----------------------------------------
                                                                    2003          %            2002 (1)          %
                                                                -----------      ---        -----------         ---
Revenue                                                         $ 2,140,820      100%       $ 2,502,521         100%
Cost of goods sold                                                1,315,937       61%         1,414,533          57%
                                                                -----------      ---        -----------         ---
Gross profit                                                        824,883       39%         1,087,988          43%
Selling, general, and administrative expenses                       832,223       39%           870,694          35%
                                                                -----------      ---        -----------         ---
Income (loss) from operations                                        (7,340)       0%           217,294           9%
Other income (expense)                                              (42,797)      -2%            21,305           1%
                                                                -----------      ---        -----------         ---
Loss before provision for income taxes
    and extraordinary item                                          (50,137)      -2%           238,599          10%
Provision for income taxes                                             --          0%              --             0%
                                                                -----------      ---        -----------         ---
Net income (loss) before extraordinary item                         (50,137)      -2%           238,599          10%
Extraordinary item
    Gain on forgiveness of debt, net of tax                         103,530        5%           226,517           9%
                                                                -----------      ---        -----------         ---
Net income (loss)                                               $    53,393        2%       $   465,116          19%
                                                                -----------      ---        -----------         ---

(1) Certain amounts for the period ended March 31, 2002 have been reclassified to conform to the current year presentation.

Comparison of the Three Months Ended March 31, 2003 to March 31, 2002

We generated revenues of $2,140,820 in 2003 compared to $2,502,521 in 2001. The decrease in revenues of $361,701 in 2003 compared to 2002 primarily relate to decreases in cosmetic and surgical revenues of $196,160, and medical rental revenues of $183,617, offset by an increase in net revenues from advanced surgical procedures of $78,770. Revenues from surgical and cosmetic services represented approximately 81% and 16%, respectively, of total revenues for 2003 and 67% and 20% for 2002, respectively. Revenues from medical equipment rentals comprised approximately 3% and 9% of revenues for 2003 and 2002, respectively. Medical rental revenues, in terms of absolute dollars and as a percentage of total revenues, are expected to continue to decrease in future periods as we wind down this area of our business in order to focus on our core mobile surgical equipment rental and service business.

Cost of revenues was $1,315,937 or 61% of revenues in 2003 compared to $1,414,533 or 57% of revenues in 2001. Cost of revenues include payroll and related expenses for technicians, cost of disposables used in providing surgical and cosmetic services, depreciation and amortization and other expenses primarily related to delivery of our mobile surgical equipment rental and technical services. The decrease in cost of revenues of $98,596 in 2003 is primarily related to an overall decrease cost of sales expenses due to the decline in revenues as discussed above, offset by an increase in depreciation expense of $33,241 and liability insurance costs of $21,456. The increase in depreciation expense is due to equipment purchases in December 2002 and January 2003 and to the depreciation of accessories.

Gross margin was $824,883 in 2003 or 39% of net revenues compared to $1,087,988 in 2002 or 43% of revenues. Gross margins will vary period-to-period depending upon a number of factors including mix of services, pricing, cost of disposables consumed in rendering our services, and contractual agreements. The decline in gross margin during 2003 is generally related to lower overall sales volume during 2003 compared to 2002. Many cost components included in the cost of sales are fixed in nature; therefore, such components will increase as a percentage of cost of goods when revenues decline.

Selling, general, and administrative expenses were $832,223 in 2003 compared to $870,694 in 2002. Such costs include payroll and related expenses, insurance and rents. The overall decrease of $38,471 was generally related to cost control efforts implemented during 2002 and early 2003.

Net interest expense of $52,516 was incurred in 2003 compared to $154,748 in 2002. Interest expense primarily relates to MRM's note and lease obligations. The decrease in net interest expense is principally related to a decrease in our outstanding debt and lease obligations as a result of debt restructuring efforts initiated in early 2002, as discussed elsewhere in this Form 10-QSB.

The gain on disposal of property and equipment was $26,267 for the quarter ended March 31, 2003 compared to $81,268 in 2002. As discussed herein, we began to wind down our medical equipment rental business in late 2001 in order to focus resources on development of our mobile surgical equipment rental and services business. In this regard we began to dispose of our medical rental equipment. As of March 31, 2003 this activity is substantially complete and gains (losses) from the disposal of property and equipment are expected to decrease in future periods.

Other income (expense) for 2003 was $(2,737) compared to $86,563 in 2002. Other income and expense include such non-recurring items as insurance proceeds/refunds, sales tax refunds and other miscellaneous income and expense amounts. In 2002 we recognized a gain of $60,000 on an insurance settlement related to damaged equipment while no such gain was recorded in 2003.

Gain on forgiveness of debt was $103,530 for 2003 compared to $226,517 in 2002. We began our debt restructuring efforts during the first quarter of 2002 resulting in gains on forgiveness of debt. Our major restructuring efforts were substantially completed as of December 31, 2002; therefore, gains from such activity are expected to decrease in future periods.

Net income was $53,393 in 2003 compared to $465,116 in 2002. No provision for income taxes is provided for in 2003 and 2002 due to the availability of net operating loss carryforwards.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on a going-concern basis that contemplates the realization of assets and satisfaction of liabilities in the normal course of our business. During the year ended December 31, 2002, the Company was in default on most of its note and lease obligations due to delinquent principal and interest payments. In order to avoid ceasing our operations or a possible bankruptcy filing, and in an effort to improve our financial condition, during the first quarter of 2002 we began the process of renegotiating substantially all of our outstanding debt, lease, and trade obligations with our key creditors. As of December 31, 2002 the restructuring efforts were substantially completed whereby we have renegotiated outstanding note and lease obligations with our major creditors. The restructured debt and lease obligation agreements provide in some cases for the return of equipment used to collateralize such obligations, if applicable, and certain periodic and monthly installments for the balance of such obligations. Generally, in the event of default by the Company we are required to repay all amounts previously forgiven and all amounts then outstanding are accelerated and become immediately due and payable. In addition, as of December 31, 2002 we have renegotiated outstanding trade debt with most of our major vendors. For the quarter ended March 31, 2003 we recorded gains $103,530 on forgiveness of vendor debt. As of the filing date of this Quarterly Report on Form 10-QSB, we are in compliance with the terms and conditions of our renegotiated debt agreements. However, as of March 31, 2003 the Company continues to be in default under certain note and lease obligations with aggregate principal balances outstanding of approximately $162,000. We intend to continue negotiations with these creditors until these disputes are resolved and satisfactory resolutions are reached. No assurances can be given that these negotiations will be completed on terms satisfactory to the Company, if at all.

At March 31, 2003 we had a bank loan (the "Bank Term Loan") outstanding in the amount of $549,775. The loan agreement, as amended, provides for monthly payments of principal of $16,667 and interest at the prime rate plus 4.00%. As of December 31, 2002 and March 31, 2003 we were in default under certain provisions of the loan agreement and as a result all principal and interest were accelerated and became immediately due and payable. In April 2003, the lender agreed to extend the term of the loan to March 2004 under the same terms and conditions as described herein. We also have an outstanding bank line of credit (the "Bank Line of Credit") in the amount of $1,109,000 with the same lender. This Bank Line of Credit provides for interest at the prime rate, plus 2.75%, with borrowings based upon eligible accounts receivable as defined. The amount outstanding under the Bank Line of Credit exceeded the eligible borrowing base as of December 31, 2002 and March 31, 2003 and the Company was in default under certain provisions of the credit agreement. As a result this facility is not available for use as of the filing date of this Quarterly Report on Form 10-QSB. In April 2003 the lender agreed to amend the Bank Line of Credit to provide for an extension of the due date to September 2003 and a principal payment of $108,700. The other terms and condition of the loan remain the same.

The Bank Line of Credit and Bank Term Loan prohibit the payment of cash dividends and require us to maintain certain levels of net worth and to generate certain ratios of cash flows to debt service. Notwithstanding the modified terms and conditions of the Bank Line of Credit and Bank Term Loan as discussed above, as of March 31, 2003 and as of the filing date of this Form 10-QSB, we were not in compliance with certain financial covenants of such agreements. The bank facilities discussed herein are classified as current liabilities in the accompanying balance sheet as of March 31, 2003.

The Company had cash and cash equivalents of $811,517 at March 31, 2003. Cash provided by operating activities for the three months ended March 31, 2003 was $314,911. Cash from operations includes net income of $53,393, depreciation and amortization of $186,412 and a decrease in accounts receivable of $735,803, offset by an increase in due from related party of $416,181, a gain on forgiveness of debt of $103,530, a decrease in accounts payable and accrued expenses of $159,609 and a gain on disposal of property and equipment of $26,267. Cash used in investing activities was $59,436 due to the purchase of property and equipment of $76,708 and cash paid to limited liability companies, offset by proceeds from the sale of property and equipment of $28,972. Cash used in financing activities was $401,200, which related to payments on debt and lease obligations.

The Company had cash and cash equivalents of $652,676 at March 31, 2002. Net cash provided by operating and investing activities for the quarter ended March 31, 2002 was $507,903. Such increase in cash primarily related to net income of $465,116, depreciation and amortization of $153,171 and proceeds from the sale of property and equipment of $111,835, offset by total gains on forgiveness of debt and sale of property equipment of $307,783, and an increase in due from related party of $287,585. Cash used in financing activities was $337,392 due to principal payments on notes and capital lease obligations of $199,891 and the repayment of bank overdrafts of $137,501.

Our auditors have included an explanatory paragraph relating to our ability to continue as a going concern as of and for the year ended December 31, 2002, in their Report of Independent Certified Public Accountants which is included our Annual Report on Form 10-K. For the year ended December 31, 2002 we incurred a net loss of $(1,758,439). The net loss for 2002 includes an impairment charge for goodwill of $2,100,95 and a realized loss on investment securities of $1,732,573. Our accumulated deficit amounted to $(13,046,480) at December 31, 2002. Our auditors considered these factors, among others, to raise doubt about our ability to continue as a going concern. Recovery of our assets in the normal course of business is dependent upon future events, the outcome of which is indeterminable.

We anticipate that our future liquidity requirements will arise from the need to finance our accounts receivable and inventories, and from the need to fund our current debt obligations and capital expenditure needs. The primary source of funding for such requirements is anticipated to be cash generated from operations, borrowings under debt facilities and trade payables. The Company has also formulated a plan of financing its operations, if successful, such plan could involve significant dilution to stockholders. However, there can be no assurances given that this plan will be successful on terms satisfactory to us, if at all, or that we will have sufficient liquidity to fund our future operations or fulfill our restructured debt, lease and vendor obligations. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

                           PART II. OTHER INFORMATION


Item 1.           Legal Proceedings:

                  Reference is made to Note 4 of the Notes to Condensed Consolidated Financial Statements for a description of certain legal proceedings. During the quarter ended March 31, 2003, there have been no material developments with respect to legal proceedings.

Item 2.           Changes in Securities.

              (a) Not applicable.
              (b) Not applicable.
              (c) Recent Sales of Unregistered Securities

During the quarter ended March 31, 2003, the Company made the sales or issuances of unregistered securities listed in the table below. It should be noted that in April 2003, the Company filed a Form S-8 Registration Statement to register the issuance of shares of Common Stock pursuant to its 2002 and 2001 Employee Benefit Plans. Further, the 2,440,024 shares issued in the first quarter of 2003 to BJH Management, LLC which is reported in the table below was to correct a typographical error in an agreement dated December 30, 2002 and was previously reported in Item 5 of the Company's Form 10-K for the fiscal year ended December 31, 2002 as part of the overall issuance of 13,942,994 shares.

-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
                                                 Consideration Received
                                                 and Description of
                                                 Underwriting or Other
                                                 Discounts to Market                            If Option, Warrant
                                                 Price or Convertible                           or Convertible
                                                 Security, Afforded to     Exemption from       Security, terms of
                                                 Purchasers                Registration         exercise or
Date of Sale   Title of Security                                           Claimed              conversion
                                  Number Sold
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
02/27/03       Common Stock         2,440,024    Services rendered; no     Section 4(2)         Not applicable.
                                                 commissions paid
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
02/03/03       Common Stock          250,000     Stock Option Plan; no     This stock option    10-year Options were
                                                 cash received; no         plan was             granted to
                                                 commissions paid          registered on a      employees, directors
                                                                           Form S-8             and consultants and
                                                                           Registration         at $.01 per share;
                                                                           Statement in April   Options generally
                                                                           2003.                vest in five
                                                                                                equal annual
                                                                                                installments
                                                                                                commencing    on
                                                                                                the    date   of
                                                                                                grant expire ten
                                                                                                years  from date
                                                                                                of grant.
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------

Item 3.           Defaults Upon Senior Securities

                  Not applicable.

 Item 4.          Submissions of Matters to a Vote of Security Holders: None

                  During the quarter ended March 31, 2003, no matter was submitted to a vote of security holders.

Item 5.           Other Information:

                  Not applicable.

Item 6.           Exhibits and Reports on Form 8-K:

(a)      Exhibits

Exhibit
Number            Description
----------        ----------------

99.1 Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K.

         On March 5, 2003, Emergent Group Inc. filed a current report on Form 8-K reporting under Item 5 a correction to the number of shares issued to BJH Management under the Stock Issuance Agreement between Emergent Group Inc. and BJH Management.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   EMERGENT GROUP INC.


Date:    May 12, 2003              By: /s/ Bruce J. Haber
                                           --------------
                                           Bruce J. Haber,
                                           Chairman and Chief Executive Officer

Date:    May 12, 2003              By: /s/ William M. McKay
                                           ----------------
                                           William M. McKay,
                                           Chief Financial Officer

                                  CERTIFICATION

         I, Bruce J. Haber, Chief Executive Officer of the Registrant, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Emergent Group Inc.;

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

Date:  May 12, 2003                  /s/ Bruce J. Haber
                                     Bruce J. Haber,
                                     Chairman and Chief Executive Officer

                                  CERTIFICATION

         I, William M. McKay, Chief Financial Officer of the Registrant, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Emergent Group Inc.;

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

Date: May 12, 2003                                   /s/ William M. McKay
                                                     William M. McKay,
                                                     Chief Financial Officer