Form 10QSB
period 2003-06-30
EMERGENT GROUP INC/NY
filed 2003-08-14
CIK 1021097

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

                  For the Quarterly Period Ended June 30, 2003

                         Commission File Number: 0-21475

                               EMERGENT GROUP INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Nevada                                 93-1215401
                 ------                                 ----------
(State of jurisdiction of Incorporation)    (I.R.S. Employer Identification No.)


                             932 Grand Central Ave.
                               Glendale, CA 91201
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (818) 240-8250
--------------------------------------------------------------------------------
                         (Registrant's telephone number)

                                 Not Applicable
--------------------------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)

                       -----------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/  No / /

     As of August 11, 2003, the registrant had a total of 67,357,827 shares of Common Stock outstanding without giving effect to a reverse stock split effective August 29, 2003.


================================================================================

                               EMERGENT GROUP INC.

                          FORM 10-QSB Quarterly Report

                                Table of Contents


                                                                                                         Page
                                                                                                         ----

PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements

              Condensed Consolidated Balance Sheets as of June 30, 2003
                 and December 31, 2002                                                                      3

              Unaudited Condensed Consolidated Statements of Operations for the Three
                 and Six Months Ended June 30, 2003 and 2002                                                4

              Unaudited Condensed Consolidated Statements of Cash Flows for the
                 Six Months Ended June 30, 2003 and 2002                                                    5

              Notes to the Condensed Consolidated Financial Statements                                      6

   Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations        12

   Item 3.    Controls and Procedures                                                                      17

PART II.  OTHER INFORMATION

   Item 1.    Legal Proceedings                                                                            18

   Item 2.    Changes in Securities                                                                        18

   Item 3.    Defaults Upon Senior Securities                                                              19

   Item 4.    Submissions of Matters to a Vote of Security Holders                                         19

   Item 5.    Other Information                                                                            19

   Item 6.    Exhibits and Reports on Form 8-K                                                             22


Signatures                                                                                                 22

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------
                               EMERGENT GROUP INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      JUNE 30,       DECEMBER 31,
                                                                        2003             2002
                                                                   ---------------- ---------------
                              ASSETS

CURRENT ASSETS
     Cash                                                              $ 1,281,238     $   957,242
     Accounts receivable, net                                            1,142,569       1,306,055
     Due from related parties, net                                          61,803         121,543
     Inventory, net                                                        365,072         295,069
     Prepaid expenses                                                      267,424         265,062
     Income tax receivable                                                      --           4,830
                                                                   ---------------- ---------------
           Total current assets                                          3,118,106       2,949,801

EQUITY INVESTMENT IN LIMITED LIABILITY COMPANIES                            14,988          31,134
PROPERTY AND EQUIPMENT, NET                                              1,713,075       1,888,688
GOODWILL, NET                                                              779,127         779,127
DEPOSITS AND OTHER ASSETS, NET                                             155,176         133,022
                                                                   ---------------- ---------------
TOTAL ASSETS                                                           $ 5,780,472     $ 5,781,772
                                                                   ================ ===============

               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Line of credit                                                    $ 1,000,000     $ 1,108,700
     Current portion of capital lease obligations                          437,695         677,973
     Current portion of notes payable                                      671,573         807,908
     Accounts payable                                                      565,096         544,835
     Accrued expenses                                                      655,614       1,053,243
                                                                   ---------------- ---------------
        Total current liabilities                                        3,329,978       4,192,659

CONVERTIBLE SUBORDINATED NOTES PAYABLE - RELATED PARTIES                   700,000              --
CONVERTIBLE SUBORDINATED NOTES PAYABLE                                     300,000              --
CAPITAL LEASE OBLIGATIONS, net of current portion                          253,158         368,618
NOTES PAYABLE, net of current portion                                      578,692         657,833
                                                                   ---------------- ---------------
           Total liabilities                                             5,161,828       5,219,110

SHAREHOLDERS' EQUITY
     Preferred stock, $0.001 par value, non-voting 10,000,000
        shares authorized, no shares issued and outstanding                     --              --
     Common stock, $0.001 par value, 100,000,000 shares authorized
        67,357,815 and 64,917,791 shares issued and outstanding             67,357          64,918
     Committed stock, 2,440,024 shares                                          --           2,440
     Additional paid-in capital                                         13,541,786      13,541,784
     Accumulated deficit                                               (12,990,499)    (13,046,480)
                                                                   ---------------- ---------------
              Total shareholders' equity                                   618,644         562,662
                                                                   ---------------- ---------------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 5,780,472     $ 5,781,772
                                                                   ================ ===============

     The accompanying notes are an integral part of these condensed financial statements.

                      EMERGENT GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                                     ----------------------------    ----------------------------
                                                              JUNE 30,                         JUNE 30,
                                                          2003           2002            2003            2002
                                                     ------------    ------------    ------------    ------------
Revenue                                              $  2,345,865    $  2,197,824    $  4,486,685    $  4,700,345
COST OF GOODS SOLD                                      1,519,510       1,391,662       2,835,447       2,806,195
                                                     ------------    ------------    ------------    ------------


GROSS PROFIT                                              826,355         806,162       1,651,238       1,894,150

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES             785,764         844,863       1,617,987       1,715,557
                                                     ------------    ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS                              40,591         (38,701)         33,251         178,593

OTHER INCOME (EXPENSE)
     Realized (loss) gain on investment securities             --      (1,732,573)             --      (1,732,573)
     Interest expense                                     (54,112)       (128,812)       (106,628)       (282,560)
     Equity in net earnings (losses) of investment
        in limited liability companies                     (2,335)         (1,048)        (16,146)          6,174
     Gain on disposal of property and equipment             6,184         131,554          32,451         212,822
     Other income (expense), net                           10,971           5,800           8,234          92,363
                                                     ------------    ------------    ------------    ------------

           Total other income (expense)                   (39,292)     (1,725,079)        (82,089)     (1,703,774)
                                                     ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES
     AND EXTRAORDINARY ITEM                                 1,299      (1,763,780)        (48,838)     (1,525,181)
PROVISION FOR INCOME TAXES                                     --              --              --              --
                                                     ------------    ------------    ------------    -----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                     1,299      (1,763,780)        (48,838)     (1,525,181)
EXTRAORDINARY ITEM
     Gain on forgiveness of debt, net of tax                1,289         823,866         104,819       1,050,382
                                                     ------------    ------------    ------------    ------------
NET INCOME (LOSS)                                    $      2,588    $   (939,914)   $     55,981    $   (474,799)
                                                     ============    ============    ============    ============

INCOME (LOSS) PER SHARE DATA:
     Before extraordinary item                       $       0.00    $     (0.033)   $      (0.00)   $     (0.029)
     Extraordinary item                                      0.00           0.016            0.00           0.020
                                                     ------------    ------------    ------------    ------------

BASIC AND DILUTED INCOME PER SHARE                   $       0.00    $      (0.02)   $       0.00    $      (0.01)
                                                     ============    ============    ============    ============

WEIGHTED-AVERAGE SHARES OUTSTANDING                    67,357,815      53,044,821      67,357,815      53,044,821
                                                     ============    ============    ============    ============


     The accompanying notes are an integral part of these condensed financial statements.

                                      EMERGENT GROUP INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                  --------------------------
                                                                                     2003           2002
                                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                            $    55,981    $  (474,799)
                                                                                  -----------    -----------
     Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
         Gain on disposal of property and equipment                                   (32,451)      (212,822)
         Gain on forgiveness of debt                                                 (104,818)    (1,050,382)
         Realized loss on investment securities                                            --      1,732,573
         Depreciation and amortization                                                377,476        312,902
         Write-off of loan fees, net                                                       --         76,063
         Equity in net (gain) loss of investment in limited liability companies        16,146         (6,174)
         Provision for doubtful accounts                                               (4,272)         5,444
         (Increase) decrease in
            Accounts receivable                                                     1,041,693      1,099,244
            Inventory                                                                 (70,003)        75,282
            Due from related party                                                   (742,157)      (588,743)
            Prepaid expenses                                                           (2,362)        23,213
            Deposits and other assets                                                   8,693          4,734
         Increase (decrease) in
            Accounts payable                                                            5,190       (430,814)
            Accrued expenses                                                         (290,260)       223,750
                                                                                  -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                             258,856        789,471
                                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Cash paid to limited liability companies                                         (56,968)       (25,801)
     Purchase of property and equipment                                              (183,561)       (24,911)
     Proceeds from the sale of property and equipment                                  35,583        267,837
     Purchase of customer list and covenant not-to-compete                            (50,000)          --
     Proceeds from the sale of securities, net                                           --          267,427
                                                                                  -----------    -----------
Net cash provided by (used in) investing activities                                  (254,946)       484,552
                                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from private placement of subordinated notes                          1,000,000           --
     Payments on capital lease obligations                                           (355,738)      (225,279)
     Payments on line of credit                                                      (108,700)          --
     Payments on notes payable                                                       (215,476)      (199,034)
     Net change in book overdraft                                                        --         (145,518)
                                                                                  -----------    -----------
Net cash provided by (used in) financing activities                                   320,086       (569,831)
                                                                                  -----------    -----------

NET INCREASE IN CASH                                                                  323,996        704,192
CASH, BEGINNING OF PERIOD                                                             957,242        482,165
                                                                                  -----------    -----------

CASH, END OF PERIOD                                                               $ 1,281,238    $ 1,186,357
                                                                                  ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     INTEREST PAID                                                                $    46,802    $    50,568
                                                                                  ===========    ===========


SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES -

During the six months ended June 30, 2003 and 2002 the Company billed $500,905 and $523,803, respectively, to a related party for management fees. The Company also incurred expenses on behalf of the related party.


     The accompanying notes are an integral part of these condensed financial statements.

                               EMERGENT GROUP INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

     The results of operations presented for the three months and six months ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

     The Company's only operating subsidiary, MRM, has historically incurred operating losses. The consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2003 and December 31, 2002 the Company had working capital deficits of $211,872 and $1,242,858, respectively. Although the Company achieved breakeven operating results before extraordinary item for the three-months ended June 30, 2003, we incurred losses before extraordinary item for the six months ended June 30, 2003 and year ended December 31, 2002 of $(48,838) and $(4,227,193), respectively. There can be no assurances that the Company will achieve positive operating results in future periods. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

          Principles of Consolidation
          ---------------------------

          The condensed consolidated financial statements include the accounts of all majority-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

          Use of Estimates
          ----------------

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

          Inventory
          ---------

          Inventory consists of finished goods primarily used in connection with the delivery of our mobile surgical equipment rental and services business. Inventory is stated at the lower of cost or market, on a first-in, first-out basis.

          Earnings (Loss) Per Share
          -------------------------

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

          Reclassifications
          -----------------

          Certain amounts in the prior periods have been reclassified to conform to the presentation for the three and six months ended June 30, 2003. The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     Recent Accounting Pronouncements
     --------------------------------

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

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and requires the consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity for the entity to finance its activities without additional subordinated financial support from other parties. Management will adopt FIN 46 from July 1, 2003 with respect to its equity investments in the limited liability companies shown in the consolidated balance sheet at June 30, 2003. The Company is currently evaluating the impact of consolidation of these entities on the Company's financial position and results of operations.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for derivative instruments and hedging activities entered into or modified after June 30, 2003, except for certain forward purchase and sale securities. For these forward purchase and sale securities, SFAS No. 149 is effective for both new and existing securities after June 30, 2003. Management does not expect adoption of SFAS No. 149 to have a material impact on the Company's financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have any impact on the Company's financial position or results of operations.

3.   DEBT OBLIGATIONS AND PLAN OF RESTRUCTURE

     During 2002 we were in default on most of our note and lease obligations due to delinquent principal and interest payments. In order to avoid ceasing our operations or a possible bankruptcy filing and in an effort to improve our financial condition, during the first quarter of 2002 we began the process of renegotiating substantially all of our outstanding debt, lease, and trade obligations with our key creditors. As of December 31, 2002 we had substantially completed our debt restructuring efforts. The restructured debt and lease obligation agreements provide in some cases for the return of equipment used to collateralize such obligations, if applicable, and certain periodic and monthly installments for the balance of such obligations. Generally, in the event of default by the Company we are required to repay all amounts previously forgiven and all amounts then outstanding are accelerated and become immediately due and payable. In addition, for the six months ended June 30, 2003 and 2002, we recorded net gains on forgiveness of debt in the amount of $104,819 and $1,050,382, respectively. As of the filing date of this Quarterly Report on Form 10-QSB, we are in compliance with the terms and conditions of our renegotiated debt agreements. However, as of June 30, 2003 the Company continues to be in default under certain note and lease obligations with aggregate principal balances outstanding of approximately $162,000. We intend to continue negotiations with these creditors until these disputes are resolved and satisfactory resolutions are reached. No assurances can be given that these negotiations will be completed on terms satisfactory to the Company, if at all.

     At June 30. 2003 we had a bank loan (the "Bank Term Loan") outstanding in the amount of $499,775. The loan agreement, as amended, provides for monthly payments of principal of $16,667 and interest at the prime rate plus 4.00%. As of December 31, 2002 and June 30, 2003 we were in default under certain provisions of the original loan agreement and as a result all principal and interest were accelerated and became immediately due and payable. In April 2003, the lender agreed to extend the term of the loan to March 2004 under the same terms and conditions as described herein. We also have an outstanding bank line of credit (the "Bank Line of Credit") in the amount of $1,000,000 with the same lender. This Bank Line of Credit provides for interest at the prime rate, plus 2.75%, with borrowings based upon eligible accounts receivable as defined. The amount outstanding under the Bank Line of Credit exceeded the eligible borrowing base as of December 31, 2002 and June 30, 2003 and the Company was in default under certain provisions of the original credit agreement. As a result this facility is not available for use as of the filing date of this Quarterly Report on Form 10-QSB. In April 2003 the lender agreed to amend the Bank Line of Credit to provide for an extension of the due date to September 2003. The amendment to the line of credit provided for a pay down of $108,700 upon execution of the amendment. The other terms and condition of this credit facility remain the same.

     The Bank Line of Credit and Bank Term Loan prohibit the payment of cash dividends and require us to maintain certain levels of net worth and to generate certain ratios of cash flows to debt service. Notwithstanding the modified terms and conditions of the Bank Line of Credit and Bank Term Loan as discussed above, as of June 30, 2003 and as of the filing date of this Form 10-QSB, we were not in compliance with certain financial covenants of such agreements. As a result, we have classified all of the bank loan facilities as current liabilities in the accompanying balance sheet as of June 30, 2003.

4.   LEGAL PROCEEDINGS

Stonepath Group, Inc.
---------------------

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

Citicorp Vendor Finance, Inc.
-----------------------------

     On April 25, 2002, Citicorp Vendor Financial, Inc. ("Citicorp") filed suit against PRI and MRM for breach of contract in Superior Court of California, County of Los Angeles. This lawsuit seeks to recover $655,916 plus interest and late charges in connection with amounts due under certain equipment lease agreements. The Company reached a settlement with Citicorp in November 2002, whereby, the Company agreed to pay Citicorp a total of $400,000 in full settlement of the claim in various installments, with the balance being paid in full by March 1, 2004. As part of the settlement, Citicorp has agreed that PRI may sell the equipment under the equipment lease agreement but must transmit to Citicorp all proceeds from the sale in excess of $225,000. In January 2003, the Company paid $175,000 to Citicorp from proceeds received from equipment sales in December 2002. The settlement further stipulates in event of non-payment, Citicorp can petition the court for an entry of judgment against PRI. The Company is current in making all required payments under the settlement agreement.

General Electric
----------------

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

Charlotte Taylor
----------------

     In December 2001, Charlotte Taylor commenced a legal proceeding in the Superior Court of the State of California, County of Orange, against the Company, Anaheim General Hospital and a surgeon named Jay Shree Vyas M.D. alleging compensatory and general damages for medical negligence and product liability in the amount to be proved at trial plus reasonable attorneys' fees, interest on the sum of damages awarded, costs of suit and such other amount as the Court deems just and proper. Plaintiff alleges that while she was under anesthesia, Defendants sought to use an instrument called a morcelator that did not function properly and allegedly caused her harm. The Company reported this legal proceeding to its insurance company, which settled this matter in the second quarter of 2003 for an immaterial dollar amount. The Company's loss was limited to its deductible.

Paige Amans
-----------

     On October 18, 2002, a former employee of the Company commenced a legal proceeding in the Superior Court of California, County of Los Angeles against the Company, its subsidiaries, and a former officer of the Company. The Complaint contained three causes of action as follows: discrimination on the basis of her sex in violation of the California Fair Employment and Housing Act (California Government Code Section 12940); breach of contract; and breach of the implied covenant of good faith and fair dealing. Plaintiff alleged that she was discriminated against in the terms and conditions of her employment, transferred, and ultimately wrongfully terminated because of her sex (female) and due to alleged favoritism towards another female employee at the Company. Plaintiff also claimed that her termination breached an implied contract of employment to terminate her only for "good cause", including violation of the implied covenant of good faith and fair dealing inherent in contracts. The Plaintiff sought actual, incidental, consequential, and general damages in an unspecified amount, punitive damages, costs and attorneys' fees. In the second quarter of 2003, the Company settled this matter for an immaterial dollar amount.

     In addition to the matters noted above, from time to time, we may become involved in litigation arising out of operations in the normal course of business. As of June 30, 2003, we are not a party to any pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results or financial position.

5.   PURCHASE OF GOODWILL OF BUSINESS AND COVENANT NOT-TO-COMPETE

     In May 2003, the Company entered into an agreement with the owner ("Seller") of a small mobile cosmetic laser company located in the Los Angeles area to purchase (the "Agreement") its goodwill and customer lists as well as a covenant not-to-compete. The purchase price of $50,000 was paid in June 2003 and was allocated to the customer list and covenant not-to-compete. Such payment is being amortized on a straight-line basis over five years. The Company also agreed to make additional payments to the Seller for a period of eighteen months based on future revenues resulting from the acquired customer list. The additional payments were not material during the period ended June 30, 2003. Such amounts are being amortized on a straight-line basis over five years from the date of purchase.

6.   RELATED PARTY TRANSACTIONS

     In February 2003, the Company entered into a non-exclusive consulting agreement with a former officer of MRM. The agreement provides for a term of twelve months commencing on February 1, 2003. In connection with this agreement, the Company issued the consultant 250,000 options to purchase the Company's common stock. The options expire in ten years and provide for an exercise price of $.01 per share. Compensation expense related to the options is not material and no compensation expense was recognized during the six months ended June 30, 2003.

     In December 2002, the Company entered into a consulting agreement with its former Chief Executive Officer and his company, JIMA Management. The agreement related to the provision of consulting services during the period from July 2001 to March 2002 in exchange for a monthly fee of $10,000, payable in 2003. During the three and six months ended June 30, 2003, the Company recorded consulting expense of $3,000 and $6,000, respectively, and paid $20,000 and $40,000, respectively, on amounts accrued in 2001 and 2002 with regard to such services rendered.

     During the six months ended June 30, 2003 the Company billed $500,905 to a related party for management and other fees. Such fees amounted to $523,803 for the six months ended June 30, 2002. The Company also incurred expenses on behalf of the related party.

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

     TRANSACTIONS WITH BJH MANAGEMENT

     In January 2003, the Company incurred consulting fees and reimbursed expenses of $36,548 and $3,389, respectively, for services provided by BJH Management, a consulting company ("BJH") which is owned by the Company's current Chairman and Chief Executive Officer who assumed this position, effective February 1, 2003. The Company's Chairman and Chief Executive Officer maintains his office in New York, in connection with this arrangement, the Company reimbursed BJH for office and related expenses totaling $8,894 and $14,632, respectively, for the three and six months ended June 30, 2003.

     Between December 30, 2002 and June 30, 2003, the Company issued 13,942,994 shares of its Common Stock to BJH, which represented 17.5% of the Company's fully diluted shares outstanding, as defined in the Stock Issuance Agreement between the Company and BJH.

     On December 30, 2002, the Company entered into two, 18-month employment agreements with the one officer and one associate of BJH. The agreements were to appoint a new Chairman and Chief Executive Officer, and President for annual compensations of $175,000 and $161,000, respectively, beginning in January 2003. The officer positions were assumed on February 1, 2003. The agreements also provide for milestone bonuses up to $75,000 each, plus a percentage of pre-tax profits should certain targets be achieved. No bonus amounts have been accrued through June 30, 2003 under these agreements.

     Private Placement of Convertible Subordinated Promissory Notes
     --------------------------------------------------------------

     In June 2003, the Company raised $1,000,000 from the private placement of its Subordinated Promissory Notes (the "Notes") as more fully described in its Form 8-K dated June 27, 2003. Such Notes were generally sold in increments of $20,000 (50 units) each. Certain officers and directors of the Company and members of law firms who have acted in a legal capacity to the Company purchased Notes totaling $700,000. Notes totaling $300,000 were purchased by other accredited investors. The Notes provide for interest at 6% per annum payable at the earlier of maturity, conversion or redemption. Pursuant to the terms and conditions of the Notes, the Notes shall be automatically converted into shares of the Company's common stock (100 million pre-split shares or 2,500,000 post split shares) upon the effective date of a one for forty reverse split of the Company's common stock. The Company's shareholders have approved the reverse split, which will be effective on August 29, 2003 as discussed below. Therefore, the principal balance of such Notes shall be converted into 2,500,000 post-split common shares, effective August 29, 2003. An additional 25,000 post-split shares will be issued in lieu of accrued interest.

7.   SUBSEQUENT EVENT

     On August 5, 2003, a majority of the Company's stockholders approved an Amendment to the Company's Articles of Incorporation to (i) reduce the number of outstanding shares of Common Stock through a one-for-40 reverse stock split, effective at the opening of business on August 29, 2003 to record holders at the close of business on August 28, 2003 and (ii) a proportionately increase the par value of the Company's Common Stock from $.01 par value to $.04 par value per share. All stockholders of record will be requested to exchange every 40 shares of Common Stock, $.001 par value for one new share of Common Stock, $.04 par value. On the effective date of the reverse stock split, the Company's Notes (principal and interest) will automatically convert into a total of 2,525,000 shares of Common Stock of the Company at an effective conversion price of $.40 per shares.

     Pro forma earnings (loss) per share information is presented below giving effect to the reverse split as of June 30, 2003 and 2002 and of the conversion of the Notes as of June 30, 2003:

                                                   Three Months Ended           Six Months Ended
                                                        June 30,                     June 30,
                                                   2003         2002           2003           2002
                                                ---------   -----------    -----------    -----------
 INCOME (LOSS) BEFORE EXTRAORDINARY ITEM        $   1,299   $(1,763,780)   $   (48,838)   $(1,525,181)

 Extraordinary item
     Gain on forgiveness of debt                    1,298       823,866        104,819      1,050,382
                                                ---------   -----------    -----------    -----------

 Net income (loss)                              $   2,597   $  (939,914)   $    55,981    $  (474,799)
                                                =========   ===========    ===========    ===========

PRO FORMA INCOME (LOSS) PER SHARE DATA:
    Before extraordinary item                   $    0.00   $     (1.33)   $     (0.01)   $    (1.150)
    Extraordinary item                               0.00          0.62           0.03           0.79
                                                ---------   -----------    -----------    -----------

BASIC AND DILUTED INCOME PER SHARE              $    0.00   $     (0.71)   $      0.01    $     (0.36)
                                                =========   ===========    ===========    ===========

PRO FORMA WEIGHTED-AVERAGE SHARES OUTSTANDING   4,208,945     1,326,121      4,183,945      1,326,121
                                                =========   ===========    ===========    ===========


ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------  ----------------------------------------------------------
OF OPERATIONS
-------------

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


                                                    Three Months Ended                        Six Months Ended
                                                          JUNE 30,                                JUNE 30,
                                                 2003       %       2002 (1)    %        2003        %       2002(1)     %
                                             -----------   ----   -----------   ----   ----------   ----   -----------   ----

REVENUE                                      $ 2,345,865   100%   $ 2,197,824   100%   $4,486,685   100%   $ 4,700,345   100%
COST OF GOODS SOLD                             1,519,510    65%     1,391,662    63%    2,835,447    63%     2,806,195    60%
                                             -----------   ----   -----------   ----   ----------   ----   -----------   ----

GROSS PROFIT                                     826,355    35%       806,162    37%    1,651,238    37%     1,894,150    40%

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES    785,764    33%       844,863    38%    1,617,987    36%     1,715,557    36%
                                             -----------   ----   -----------   ----   ----------   ----   -----------   ----

INCOME (LOSS) FROM OPERATIONS                     40,591     2%       (38,701)   -2%       33,251     1%       178,593     4%

OTHER INCOME (EXPENSE)                           (39,292)   -2%    (1,725,079)  -78%      (82,089)   -2%    (1,703,774)  -36%
                                             -----------   ----   -----------   ----   ----------   ----   -----------   ----


LOSS BEFORE PROVISION FOR INCOME TAXES
   AND EXTRAORDINARY ITEM                          1,299     0%    (1,763,780)  -80%      (48,838)   -1%    (1,525,181)  -32%
PROVISION FOR INCOME TAXES                            --     0%            --     0%           --     0%            --     0%
                                             -----------   ----   -----------   ----   ----------   ----   -----------   ----

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM        1,299     0%    (1,763,780)  -80%      (48,838)   -1%    (1,525,181)  -32%
                                             -----------   ----   -----------   ----   ----------   ----   -----------   ----
EXTRAORDINARY ITEM
   Gain on forgiveness of debt, net of tax         1,289     0%       823,866    37%      104,819    -1%     1,050,382    22%
                                             -----------   ----   -----------   ----   ----------   ----   -----------   ----
NET INCOME (LOSS)                                $ 2,588     0%  $   (939,914)  -43%     $ 55,981   $(0)     $(474,799)  -10%
                                             ===========   ====  ============  ====    ==========   ====   ===========   ====

(1)      Certain   amounts  for  the  period  ended  June  30,  2002  have  been reclassified to conform to the current year presentation.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2003 TO JUNE 30, 2002

We generated revenues of $2,345,865 in 2003 compared to $2,197,824 in 2002. The increase in revenues of $148,041 in 2003 compared to 2002 is primarily related to an increase in revenues from our advanced surgical procedures, offset by decreases in revenues from cosmetic services and medical rentals. Revenues from surgical and cosmetic services represented approximately 83% and 15%, respectively, of total revenues for 2003 and 73% and 19% for 2002, respectively. Revenues from medical equipment rentals comprised approximately 2% and 6% of revenues for 2003 and 2002, respectively. Medical rental revenues, in terms of absolute dollars and as a percentage of total revenues, are expected to continue to decrease in future periods as we wind down this area of our business in order to focus on our core mobile surgical equipment rental and service business.

Cost of goods sold was $1,519,510 or 65% of revenues in 2003 compared to $1,391,662 or 63% of revenues in 2002. Cost of goods sold include payroll and related expenses for technicians, cost of disposables used in providing surgical and cosmetic services, depreciation and amortization and other expenses primarily related to delivery of our mobile surgical equipment rental and technical services. The increase in cost of goods sold of $127,848 in 2003 is primarily related to an increase in disposable costs due to the increase in revenues from our advanced surgical procedures. The cost of disposables used for advanced surgical procedures are higher in terms of absolute dollars than the cost of disposables for base surgical procedures. Such increases in costs were primarily offset by decreases in payroll and related expenses for our technicians. Such expenses decreased as a result of revisions to the compensation plan for the technicians during the first quarter of 2003.

Gross margin was $826,355 in 2003 or 35% of net revenues compared to $806,162 in 2002 or 37% of revenues. Gross margins will vary period-to-period depending upon a number of factors including mix of services, pricing, cost of disposables consumed in rendering our services, and contractual agreements. The decline in gross margin during 2003 is generally related to the higher overall cost of disposables and higher depreciation charges in 2003 compared to 2002.

Selling, general, and administrative expenses were $785,764 in 2003 compared to $844,863 in 2002. Such costs include payroll and related expenses, insurance and rents. The overall decrease of $59,099 is generally related to cost control procedures implemented during early 2003 and late 2002.

Realized loss on investments was $(1,732,573) in 2002 while no such loss was incurred in 2003. Emergent was essentially a merchant banking firm prior to its acquisition of MRM in July 2001. Emergent ceased such activities concurrent with its acquisition of MRM in July 2001 in order to focus on MRM's mobile surgical equipment rental and services business. The realized loss in 2002 related to the sale and/or write-off of several investments made by Emergent in connection with its merchant banking activities in 2000.

Net interest expense of $54,112 was incurred in 2003 compared to $128,812 in 2002. Interest expense primarily relates to MRM's note and lease obligations. The decrease in net interest expense is principally related to a decrease in our outstanding debt and lease obligations as a result of debt restructuring efforts initiated in early 2002, as discussed elsewhere in this Form 10-QSB, and principal payments on debt and lease obligations in 2003.

The gain on disposal of property and equipment was $6,184 for 2003 compared to $131,554 in 2002. As discussed herein, we began to wind down our medical equipment rental business in late 2001 and continued these efforts through 2002 in order to focus resources on development of our mobile surgical equipment rental and services business. In this regard we began to dispose of our medical rental equipment 2002. As of June 30, 2003 this activity is substantially complete and gains from the disposal of property and equipment decreased accordingly.

Other income (expense) for 2003 was $10,971 compared to $5,800 in 2002. Other income and expense include such non-recurring items as insurance proceeds/refunds, sales tax refunds and other miscellaneous income and expense amounts. Such amounts will vary from period to period as such transactions occur.

Gain on forgiveness of debt was $1,289 for 2003 compared to $823,866 in 2002. We began our debt restructuring efforts during the first quarter of 2002 resulting in gains on forgiveness of debt for the quarter ended June 30, 2002. Our major restructuring efforts were substantially completed as of December 31, 2002; therefore, gains from such activity decreased accordingly in 2003.

Net income was $2,588 in 2003 compared to a loss of $(939,914) in 2002. No provision for income taxes is provided for in 2003 and 2002 due to the availability of net operating loss carryforwards.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2003 TO JUNE 30, 2002

We generated revenues of $4,486,685 in 2003 compared to $4,700,345 in 2002. The decrease in revenues of $213,660 in 2003 compared to 2002 is primarily related to decreases in revenue from cosmetic services and medical rentals of $251,096 and $279,491, respectively, offset by a net increase in surgical services revenues of $304,213. The net increase in our surgical revenues is related to our advanced surgical procedures. Revenues from surgical and cosmetic services represented approximately 83% and 15%, respectively, of total revenues for 2003 and 71% and 19% for 2002, respectively. Revenues from medical equipment rentals comprised approximately 2% and 8% of revenues for 2003 and 2002, respectively. Medical rental revenues, in terms of absolute dollars and as a percentage of total revenues, are expected to continue to decrease in future periods as we wind down this area of our business in order to focus on our core mobile surgical equipment rental and service business.

Cost of goods sold was $2,835,447 or 63% of revenues in 2003 compared to $2,806,195 or 60% of revenues in 2002. Cost of goods sold include payroll and related expenses for technicians, cost of disposables used in providing surgical and cosmetic services, depreciation and amortization and other expenses primarily related to delivery of our mobile surgical equipment rental and technical services. The increase in cost of goods sold of $29,252 in 2003 is primarily related to an increase in disposable costs due to the increase in revenues from our advanced surgical procedures and an increase in depreciation expense as a result of equipment purchases during the six months ended June 30, 2003. The cost of disposables used for advanced surgical procedures are higher in terms of absolute dollars than the cost of disposables for base surgical procedures. Such increases in costs were primarily offset by decreases in payroll and related expenses for our technicians. Such expenses decreased as a result of revisions to the compensation plan for the technicians during the first quarter of 2003.

Gross margin was $1,651,238 in 2003 or 37% of net revenues compared to $1,894,150 in 2002 or 40% of revenues. Gross margins will vary period-to-period depending upon a number of factors including mix of services, pricing, cost of disposables consumed in rendering our services, and contractual agreements. The decline in gross margin during 2003 is generally related to the higher overall cost of disposables and higher depreciation charges in 2003 compared to 2002. In addition, gross margins on the medical equipment rental business was higher in 2002 given the equipment impairment write-downs in 2001 and 2002, resulting in lower depreciation charges against such revenues in 2002. Revenue from medical equipment rentals for 2003 and 2002 was $100,241 and $379,732, respectively.

Selling, general, and administrative expenses were $1,617,987 in 2003 compared to $1,715,557 in 2002. Such costs include payroll and related expenses, insurance and rents. The overall decrease of $97,570 is generally related to cost control procedures implemented during early 2003 and late 2002 and the fact that certain general and administrative costs incurred in connection our restructuring efforts in 2002 were not incurred in 2003.

Realized loss on investments was $(1,732,573) in 2002 while no such loss was incurred in 2003. Emergent was essentially a merchant banking firm prior to its acquisition of MRM in July 2001. Emergent ceased such activities concurrent with its acquisition of MRM in July 2001 in order to focus on MRM's mobile surgical equipment rental and services business. The realized loss in 2002 related to the sale and/or write-off of several investments made by Emergent in connection with its merchant banking activities in 2000.

Net interest expense of $106,628 was incurred in 2003 compared to $282,560 in 2002. Interest expense primarily relates to MRM's note and lease obligations. The decrease in net interest expense is principally related to a decrease in our outstanding debt and lease obligations as a result of debt restructuring efforts initiated in early 2002, as discussed elsewhere in this Form 10-QSB, and principal payments on debt and lease obligations in 2003.

The gain on disposal of property and equipment was $32,451 for 2003 compared to $212,822 in 2002. As discussed herein, we began to wind down our medical equipment rental business in late 2001 and continued these efforts through 2002 in order to focus resources on development of our mobile surgical equipment rental and services business. In this regard we began to dispose of our medical rental equipment in 2002. As of June 30, 2003 this activity is substantially complete and gains from the disposal of property and equipment decreased accordingly.

Other income (expense) for 2003 was $8,234 compared to $92,363 in 2002. Other income and expense include such non-recurring items as insurance proceeds/refunds, sales tax refunds and other miscellaneous income and expense amounts. Other income for 2002 included proceeds received in connection with an insurance settlement. Such amounts will vary from period to period as such transactions occur.

Gain on forgiveness of debt was $104,819 for 2003 compared to $1,050,382 in 2002. We began our debt restructuring efforts during the first quarter of 2002 resulting in gains on forgiveness of debt for the six months ended June 30, 2002. Our major restructuring efforts were substantially completed as of December 31, 2002; therefore, gains from such activity decreased accordingly in 2003. We anticipate that such gains, if any, will continue to decrease in the future.

Net income was $55,981 in 2003 compared to a loss of $(474,799) in 2002. No provision for income taxes is provided for in 2003 and 2002 due to the availability of net operating loss carryforwards.


LIQUIDITY AND CAPITAL RESOURCES

The accompanying condensed consolidated financial statements have been prepared on a going-concern basis that contemplates the realization of assets and satisfaction of liabilities in the normal course of our business. During the year ended December 31, 2002, the Company was in default on most of its note and lease obligations due to delinquent principal and interest payments. In order to avoid ceasing our operations or a possible bankruptcy filing, and in an effort to improve our financial condition, during the first quarter of 2002 we began the process of renegotiating substantially all of our outstanding debt, lease, and trade obligations with our key creditors. As of December 31, 2002 the restructuring efforts were substantially completed whereby we have renegotiated outstanding note and lease obligations with our major creditors. The restructured debt and lease obligation agreements provide in some cases for the return of equipment used to collateralize such obligations, if applicable, and certain periodic and monthly installments for the balance of such obligations. Generally, in the event of default by the Company we are required to repay all amounts previously forgiven and all amounts then outstanding are accelerated and become immediately due and payable. In addition, as of December 31, 2002 we have renegotiated outstanding trade debt with most of our major vendors. For the six months June 30, 2003 we recorded gains $104,819 on forgiveness of vendor debt. As of the filing date of this Quarterly Report on Form 10-QSB, we are in compliance with the terms and conditions of our renegotiated debt agreements.

However, as of June 30, 2003 the Company continues to be in default under certain note and lease obligations with aggregate principal balances outstanding of approximately $162,000. We intend to continue negotiations with these creditors until these disputes are resolved and satisfactory resolutions are reached. No assurances can be given that these negotiations will be completed on terms satisfactory to the Company, if at all.

In June 2003, the Company raised $1,000,000 from the private placement of its Subordinated Promissory Notes (the "Notes") as more fully described in its Form 8-K dated June 27, 2003. Such Notes were generally sold in increments of $20,000 (50 units) each. Certain officers and directors of the Company and members of law firms who have acted in a legal capacity to the Company purchased Notes totaling $700,000. Notes totaling $300,000 were purchased by other accredited investors. The Notes provide for interest at 6% per annum payable at the earlier of maturity, conversion or redemption. Pursuant to the terms and conditions of the Notes, the Notes shall be automatically converted into shares of the Company's common stock (100 million pre-split shares or 2,500,000 post split shares) upon the effective date of a one for forty reverse split of the Company's common stock. The Company's shareholders have approved the reverse split, which is effective on August 29, 2003 as discussed below. Therefore, the principal balance of such Notes shall be converted into 2,500,000 post-split common shares, effective August 29, 2003 at an effective conversion price of $.04 per share. An additional 25,000 post split shares will be issued in lieu of accrued interest.

In May 2003, the Company entered into an agreement with the owner ("Seller") of a small mobile cosmetic laser company located in the Los Angeles area to purchase (the "Agreement") its goodwill and customer lists as well as a covenant not-to-compete. The purchase price of $50,000 was paid in June 2003 and was allocated to the customer list and covenant not-to-compete. Such payment is being amortized on a straight-line basis over five years. The Company also agreed to make additional payments to the Seller for a period of eighteen months based on future revenues resulting from the acquired customer list. The additional payments were not material during the period ended June 30, 2003. Such amounts are being amortized on a straight-line basis over five years from the date of purchase.

At June 30. 2003 we had a bank loan (the "Bank Term Loan") outstanding in the amount of $499,775. The loan agreement, as amended, provides for monthly payments of principal of $16,667 and interest at the prime rate plus 4.00%. As of December 31, 2002 and June 30, 2003 we were in default under certain provisions of the original loan agreement and as a result all principal and interest were accelerated and became immediately due and payable. In April 2003, the lender agreed to extend the term of the loan to March 2004 under the same terms and conditions as described herein. We also have an outstanding bank line of credit (the "Bank Line of Credit") in the amount of $1,000,000 with the same lender. This Bank Line of Credit provides for interest at the prime rate, plus 2.75%, with borrowings based upon eligible accounts receivable as defined. The amount outstanding under the Bank Line of Credit exceeded the eligible borrowing base as of December 31, 2002 and June 30, 2003 and the Company was in default under certain provisions of the original credit agreement. As a result this facility is not available for use as of the filing date of this Quarterly Report on Form 10-QSB. In April 2003 the lender agreed to amend the Bank Line of Credit to provide for an extension of the due date to September 2003. The amendment to the line of credit provided for a pay down of $108,700 upon execution of the amendment. The other terms and condition of this credit facility remain the same.

The Bank Line of Credit and Bank Term Loan prohibit the payment of cash dividends and require us to maintain certain levels of net worth and to generate certain ratios of cash flows to debt service. Notwithstanding the modified terms and conditions of the Bank Line of Credit and Bank Term Loan as discussed above, as of June 30, 2003 and as of the filing date of this Form 10-QSB, we were not in compliance with certain financial covenants of such agreements. As a result, we have classified all of the bank loan facilities as current liabilities in the accompanying balance sheet as of June 30, 2003.

The Company had cash and cash equivalents of $1,281,238 at June 30, 2003. Cash provided by operating activities for the six months ended June 30, 2003 was $258,856. Cash from operations includes net income of $55,981, depreciation and amortization of $377,476 and a decrease in accounts receivable of $1,041,693, offset by an increase in due from related party of $742,157, a gain on forgiveness of debt of $104,818 and a net decrease in accounts payable and accrued expenses of $287,620. Cash used in investing activities was $254,946 due to the purchase of property and equipment of $183,561, purchase of customer list and covenant not-to-compete for $50,000 and cash paid to limited liability companies of $56,968, offset by proceeds from the sale of property and equipment of $35,583. Cash provided by financing activities was $320,086, which related to the proceeds of $1,000,000 from the private placement of subordinated notes, offset by payments of $571,214 on debt and lease obligations and payments of $108,700 on our line of credit.

The Company had cash and cash equivalents of $1,186,357 at June 30, 2002. Cash provided by operating activities was $789,471 for the six months ended June 30, 2002. Cash provided by operating activities related to the inclusion in net loss of a realized loss on investment securities of $1,732,573 which had no effect on cash, depreciation and amortization expense of $312,902; offset by the net loss of $(474,799), gain on disposal of property and equipment of $212,822 and gain on forgiveness of debt of $1,050,382. Cash provided by investing activities was $484,552, which primarily related to proceeds of $267,837 from the sale of property and equipment and proceeds of $267,427 from the sale of securities. Cash used in financing activities was $569,831, which related to the payment of debt and lease obligations of $424,313 and the repayment of a bank overdraft of $145,518.

Our auditors have included an explanatory paragraph relating to our ability to continue as a going concern as of and for the year ended December 31, 2002, in their Report of Independent Certified Public Accountants which is included our Annual Report on Form 10-K. For the year ended December 31, 2002 we incurred a net loss of $(1,758,439). The net loss for 2002 includes an impairment charge for goodwill of $2,100,955 and a realized loss on investment securities of $1,732,573. Our accumulated deficit amounted to $(13,046,480) at December 31, 2002. Our auditors considered these factors, among others, to raise doubt about our ability to continue as a going concern. Recovery of our assets in the normal course of business is dependent upon future events, the outcome of which is indeterminable.

We anticipate that our future liquidity requirements will arise from the need to finance our accounts receivable and inventories, and from the need to fund our current debt obligations and capital expenditure needs. The primary source of funding for such requirements is anticipated to be cash generated from operations, borrowings under debt facilities, trade payables and the sale of our capital stock. In June 2003, the Company raised $1,000,000 in gross proceeds from the sale of our subordinated promissory notes, the entire principal and accrued interest of which will automatically convert into a total of 2,525,000 post split shares of Common Stock on August 29, 2003, the effective date of our one-for-40 reverse stock split. Additional financing may be required for our business operations in the future. There can be no assurances given that we will be able to obtain financing on terms satisfactory to us, if at all, or that we will have sufficient liquidity to fund our future operations or fulfill our restructured debt, lease and vendor obligations. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

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

                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings:

Reference is made to Note 4 of the Notes to Condensed Consolidated Financial Statements for a description of certain legal proceedings and settlements that were made to two of these proceedings. During the quarter ended June 30, 2003, there have been no other material developments with respect to legal proceedings, except as disclosed in Note 4.

ITEM 2. Changes in Securities.

     (a) Not applicable.

     (b) Not applicable.

     (c) Recent Sales of Unregistered Securities

During the six months ended June 30, 2003, the Company made the sales or issuances of unregistered securities listed in the table below. It should be noted that in April 2003, the Company filed a Form S-8 Registration Statement to register the issuance of shares of Common Stock pursuant to its 2002 and 2001 Employee Benefit Plans. Further, the 2,440,024 shares issued in the first quarter of 2003 to BJH Management, LLC which is reported in the table below was to correct a typographical error in an agreement dated December 30, 2002 and was previously reported in Item 5 of the Company's Form 10-K for the fiscal year ended December 31, 2002 as part of the overall issuance of 13,942,994 shares.

                                                 CONSIDERATION RECEIVED
                                                 AND DESCRIPTION OF
                                                 UNDERWRITING OR OTHER                          IF OPTION, WARRANT
                                                 DISCOUNTS TO MARKET                            OR CONVERTIBLE
                                                 PRICE OR CONVERTIBLE      EXEMPTION FROM       SECURITY, TERMS OF
                                                 SECURITY, AFFORDED TO     REGISTRATION         EXERCISE OR
DATE OF SALE   TITLE OF SECURITY  NUMBER SOLD    PURCHASERS                CLAIMED              CONVERSION
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
02/27/03       Common Stock        2,440,024     Services rendered; no     Section 4(2)         Not applicable.
                                                 commissions paid
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
02/03/03       Common Stock          250,000     Stock Option Plan; no     This stock option    10-year Options were
                                                 cash received; no         plan was             granted to
                                                 commissions paid          registered on a      employees, directors
                                                                           Form S-8             and consultants and
                                                                           Registration         at $.01 per share;
                                                                           Statement in April   Options generally
                                                                           2003.                vest in five equal
                                                                                                annual installments
                                                                                                commencing on the
                                                                                                date of grant expire
                                                                                                ten years from date
                                                                                                of grant.
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
06/27/03       Subordinated       $1,000,000*    Cash paid by lenders;     Section 4(2),        The $1,000,000 of
               Notes                             no commissions paid       Rule 506             principal will
                                                                                                automatically convert
                                                                                                into 2,500,000 post-split
                                                                                                shares of Common Stock
                                                                                                on August 29, 2003,
                                                                                                the effective date
                                                                                                of the one-for-40
                                                                                                reverse stock split.
                                                                                                Interest will be
                                                                                                paid in cash or
                                                                                                stock at the election
                                                                                                of the note holders.
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------

*  See Item 5 below for additional information.

ITEM 3.   Defaults Upon Senior Securities
          -------------------------------

          Not applicable.

ITEM 4.   Submissions of Matters to a Vote of Security Holders: None
          ----------------------------------------------------------

          During the quarter ended June 30, 2003, no matter was submitted to a vote of security holders.

Item 5.   Other Information:
          -----------------

     On June 27, 2003, Emergent Group Inc. completed a private placement of $1,000,000 of its subordinated promissory notes (the "Notes"). The terms of the offering and the Notes are summarized as follows:

               o 50 Units were offered on a "best efforts" basis at a purchase price of $20,000 per Unit with each Unit consisting of a Subordinated Promissory Note in the principal amount of $20,000;

               o    The Notes shall be subordinated to all institutional leasing
                    and  other  types  of  senior  indebtedness,   both  current
                    indebtedness and indebtedness incurred in the future;

               o Interest shall be at a rate of 6% per annum payable at the earlier of maturity, conversion or redemption. Interest would have retroactively increased to 12% per annum if the Stockholder Matter as defined below was not approved by August 7, 2003;

               o If the Stockholder Matter was not approved by August 7, 2003, the Notes would have become pre-payable at the option of the Corporation at 110% of the face value and a security interest in all the assets of the Corporation would have been given to all Note holders to the extent permitted by law and subject to the priority liens of holders of senior indebtedness;

               o The convertibility of the Notes was subject to stockholder approval of a one-for-40 Reverse Stock Split and a proportionate increase in the par value of Emergent's Common Stock from $.001 per share to a new par value of $.04 per share (collectively herein referred to as the "Stockholder Matter").

               o As a result of the August 5, 2003 approval by stockholders of the Stockholder Matter, the Notes shall automatically convert into Common Stock on the August 29, 2003 effective date of the Reverse Stock Split at the conversion rate of $2.00 of principal into five post-split shares of Common Stock; and

               o Interest on the Notes will be payable in cash unless an affirmative election is made by the Note holders to receive Common Stock in lieu thereof at a conversion price that will be no lower than the conversion rate.

     Of the $1,000,000 raised, $700,000 was invested by eleven persons who are officers, and directors of Emergent or members of law firms who have acted in a legal capacity to Emergent. The remaining $300,000 was purchased by six accredited investors. Of the $700,000, officers, directors and employees of the Company invested the following sums of money: $200,000 was invested by each of Daniel Yun and Bruce J. Haber, $60,000 was invested by each of Mark Waldron and Louis Buther, $100,000 was invested by Howard Waltman, $10,000 was invested by William M. McKay and $40,000 was invested by Richard Frey.

     Emergent filed an Information Statement with the Securities and Exchange Commission with respect to the proposals listed below. The Information Statement was mailed to stockholders of record on July 15, 2003 and stockholders consisting of its officers and directors holding at least a majority of the outstanding shares of Common Stock of Emergent submitted to the Secretary of Emergent their consent to the proposals listed below on August 5, 2003. The reverse stock split will become effective on the opening of business on August 29, 2003. The following are the proposals approved by stockholders by majority consent:

     (1) The re-election of Bruce J. Haber, Mark Waldron, Howard Waltman, Daniel Yun and Matthew K. Fong for a period of one year and until their successors are elected and shall qualify;

     (2) The ratification of the Board's selection of Singer Lewak Greenbaum & Goldstein LLP as the Company's independent auditors for the year ending December 31, 2003;

     (3) An amendment to the Company's Articles of Incorporation and the filing of said amendment with the Secretary of State of the State of Nevada (a) changing the par value of the Company's Common Stock from $.001 par value to $.04 par value; and (b) reducing the number of outstanding shares of Common Stock through a one-for-40 reverse stock split, effective August 29, 2003, to be accomplished by all stockholders of record at the close of business on August 28, 2003, being requested to exchange every 40 shares of Common Stock, $.001 par value, for one new share of Common Stock, $.04 par value;

     (4) The ratification of the Company's 2002 Employee and Consulting Compensation Plan covering 325,000 post-split shares of Common Stock; and

     (5) The ratification of the Company's 2001 Stock Option Plan covering 14,625 post-split shares of Common Stock.

     On the Effective Date of the reverse stock split, it is anticipated that there will be 4,208,946 post-split shares of Common Stock issued and outstanding and Common Stock rights, options and warrants outstanding to purchase an estimated additional 932,038 post-split shares. It is expected that officers, directors and 5% or greater stockholders would have the following ownership interest as detailed in the table below. (It should be noted that all references below in the table and footnotes that follow to shares are post-split shares and give effect to a one-for-40 reverse stock split and assumes that all persons elect to receive interest in cash rather than stock, of which there can be no assurances given.)


------------------------------------------------------------- ------------------------------- ------------------------

          Name and Address of Beneficial Owner (1)                   Number of Common         Approximate
                                                                          Shares              Percentage
------------------------------------------------------------- ------------------------------- ------------------------
Daniel Yun
375 Park Avenue, Suite 3607
New York, NY 10152                                                     791,802 (2)                     18.8
------------------------------------------------------------- ------------------------------- ------------------------
Mark Waldron
932 Grand Central Avenue
Glendale, CA 91201                                                     407,685 (3)                      9.7
------------------------------------------------------------- ------------------------------- ------------------------
Howard Waltman
140 Deerfield
Tenafly, NJ 07670                                                      338,834 (4)                      7.9
------------------------------------------------------------- ------------------------------- ------------------------
Matthew Fong and Paula Fong
13191 Crossroads Parkway, Suite 285
Industry, CA 91746                                                      25,000 (5)                      *
------------------------------------------------------------- ------------------------------- ------------------------
William M. McKay
932 Grand Central Avenue
Glendale, CA 91201                                                      37,250 (6)                      *
------------------------------------------------------------- ------------------------------- ------------------------
Bruce J. Haber
c/o BJH Management, LLC
145 Huguenot Street, Suite 405
New Rochelle, NY  10801                                              1,010,246 (7)                     22.4
------------------------------------------------------------- ------------------------------- ------------------------
Louis Buther
205 Ridgefield Avenue
South Salem, NY 10590                                                  530,435 (7)                     12.0
------------------------------------------------------------- ------------------------------- ------------------------
All current and proposed  executive  officers and  directors
as a group (seven) persons                                           3,141,252 (8)                     64.4
------------------------------------------------------------- ------------------------------- ------------------------

---------------

(*) Represents less than 1% of the outstanding shares of the Company's Common Stock.
(1) All shares are directly owned, and the sole investment and voting power is held, by the persons named unless otherwise noted.
(2) Includes 30,834 shares owned by Emergent Capital L.P., which Mr. Yun has sole voting and disposition power, 17,500 shares gifted to 17 persons and options to purchase 93 shares.
(3)  Includes options to purchase 93 shares.
(4) Includes 11,332 shares owned by his family in the name of The THW Group LLC, over which shares Mr. Waltman exercises voting and investment control and options to purchase 75,000 shares.
(5)  Includes options to purchase 25,000 shares.
(6) Includes options to purchase 12,000 shares of the Company's Common Stock which are exercisable within 60 days of the anticipated filing date of this form 10-QSB.
(7) BJH Management LLC is a company owned by Mr. Bruce J. Haber. BJH acquired 348,575 shares of Common Stock of the Company pursuant to a services agreement and Mr. Haber purchased $200,000 of Notes which will convert into 500,000 shares. Of the 348,575 shares, 199,186 shares were gifted by Mr. Haber to an irrevocable trust for the benefit of his daughter, Jessica L. Haber with his wife, Michela I. Haber, as Trustee. The remaining 149,389 shares were transferred to Louis Buther. BJH Management has certain anti-dilution rights to maintain on behalf of itself, and at its option, its transferees, a minimum combined 17.5% of the Company's outstanding shares on a fully diluted basis. Pursuant to these rights as a result of the Company's completion of its private placement offering and anticipated stockholder approval of the Stockholder Matter, BJH will receive rights to purchase 535,606 shares of Common Stock exercisable at $.20 per share. Of these rights, the right to purchase 229,546 shares will be transferred to Mr. Buther and the remaining rights to purchase 306,060 shares will be transferred to Mr. Haber. The amount of stock shown in the table as owned by Mr, Haber includes the shares held in his daughter's trust, although he disclaims beneficial ownership of such shares.
(8)  See footnotes (2) through (5) above.

ITEM 6.  Exhibits and Reports on Form 8-K:

     (a) Exhibits

Number   Exhibit Description
--------------------------------------------

 3.1 Amendment to Articles of Incorporation.*

11.1 Statement re: computation of earnings per share. See consolidated statement of operations and notes thereto.

99.1 Form of Subordinated Note is hereby incorporated by reference to the Company's Form 8-K dated June 27, 2003.

99.2 Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.3 Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

     (b) Reports on Form 8-K.

         Emergent Group Inc. filed a current report on Form 8-K dated June 27, 2003. No other Form 8-K's were filed or required to be filed for the quarter ended June 30, 2003.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        EMERGENT GROUP INC.



Date:  August 12, 2003                  By: /s/ Bruce J. Haber
                                            ------------------------------------
                                            Bruce J. Haber,
                                            Chairman and Chief Executive Officer



Date:  August 12, 2003                  By: /s/ William M. McKay
                                            ------------------------------------
                                            William M. McKay,
                                            Chief Financial Officer

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



Date:  August 12, 2003                      /s/ Bruce J. Haber
                                            ------------------------------------
                                            Bruce J. Haber,
                                            Chairman and Chief Executive Officer

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





Date: August 12, 2003                                /s/ William M. McKay
                                                     ---------------------------
                                                     William M. McKay,
                                                     Chief Financial Officer