Form 10QSB/A
period 2003-06-30
EMERGENT GROUP INC/NY
filed 2003-08-18
CIK 1021097

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       -----------------------------------
                                  FORM 10-QSB/A
                       -----------------------------------

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

                                      EMERGENT GROUP INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                  --------------------------
                                                                                     2003           2002
                                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                            $    55,981    $  (474,799)
                                                                                  -----------    -----------
     Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
         Gain on disposal of property and equipment                                   (32,451)      (212,822)
         Gain on forgiveness of debt                                                 (104,818)    (1,050,382)
         Realized loss on investment securities                                            --      1,732,573
         Depreciation and amortization                                                377,476        312,902
         Write-off of loan fees, net                                                       --         76,063
         Equity in net (gain) loss of investment in limited liability companies        16,146         (6,174)
         Provision for doubtful accounts                                               (4,272)         5,444
         (Increase) decrease in
            Accounts receivable                                                     1,041,693      1,099,244
            Inventory                                                                 (70,003)        75,282
            Due from related party                                                   (742,157)      (588,743)
            Prepaid expenses                                                           (2,362)        23,213
            Deposits and other assets                                                   8,693          4,734
         Increase (decrease) in
            Accounts payable                                                            5,190       (430,814)
            Accrued expenses                                                         (290,260)       223,750
                                                                                  -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                             258,856        789,471
                                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Cash paid to limited liability companies                                         (56,968)       (25,801)
     Purchase of property and equipment                                              (183,561)       (24,911)
     Proceeds from the sale of property and equipment                                  35,583        267,837
     Purchase of customer list and covenant not-to-compete                            (50,000)          --
     Proceeds from the sale of securities, net                                           --          267,427
                                                                                  -----------    -----------
Net cash provided by (used in) investing activities                                  (254,946)       484,552
                                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from private placement of subordinated notes                          1,000,000           --
     Payments on capital lease obligations                                           (355,738)      (225,279)
     Payments on line of credit                                                      (108,700)          --
     Payments on notes payable                                                       (215,476)      (199,034)
     Net change in book overdraft                                                        --         (145,518)
                                                                                  -----------    -----------
Net cash provided by (used in) financing activities                                   320,086       (569,831)
                                                                                  -----------    -----------

NET INCREASE IN CASH                                                                  323,996        704,192
CASH, BEGINNING OF PERIOD                                                             957,242        482,165
                                                                                  -----------    -----------

CASH, END OF PERIOD                                                               $ 1,281,238    $ 1,186,357
                                                                                  ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     INTEREST PAID                                                                $    94,917    $   117,504
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