Form 10QSB
period 2003-09-30
EMERGENT GROUP INC/NY
filed 2003-11-14
CIK 1021097

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       -----------------------------------

                                   FORM 10-QSB

                       -----------------------------------


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                For the Quarterly Period Ended September 30, 2003


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


     As of November 12, 2003, the registrant had a total of 4,209,924 shares of Common Stock outstanding. All share and per share information in this Form 10-QSB give retroactive effect to a one-for-forty reverse stock split, effective August 29, 2003.

                               EMERGENT GROUP INC.

                          FORM 10-QSB Quarterly Report

                                Table of Contents

                                                                                           Page
PART I.  FINANCIAL INFORMATION

   Item 1.    Financial Statements

              Condensed Consolidated Balance Sheets as of September 30, 2003 and
                   December 31, 2002                                                         3

              Condensed Consolidated Statements of Operations for the
                   Three and Nine Months Ended September 30, 2003 and 2002                   4

              Condensed Consolidated Statements of Cash Flows for the
                 Nine Months Ended September 30, 2003 and 2002                               5

              Notes to the Condensed Consolidated Financial Statements                       7

   Item 2.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                  13

   Item 3.    Controls and Procedures                                                       18

PART II.  OTHER INFORMATION

   Item 1.    Legal Proceedings                                                             19

   Item 2.    Changes in Securities                                                         19

   Item 3.    Defaults Upon Senior Securities                                               19

   Item 4.    Submissions of Matters to a Vote of Security Holders                          20

   Item 5.    Other Information                                                             20

   Item 6.    Exhibits and Reports on Form 8-K                                              20


Signatures                                                                                  21

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                      Emergent Group Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                        September 30,        December 31,
                                                                            2003                2002
                                                                        --------------    --------------
                               ASSETS
Current assets
     Cash                                                               $    974,732      $     957,242
     Accounts receivable, net                                              1,229,660          1,306,055
     Due from related parties, net                                                --            121,543
     Inventory, net                                                          347,543            295,069
     Prepaid expenses                                                        321,645            265,062
     Income tax receivable                                                        --              4,830
                                                                        --------------    --------------

            Total current assets                                           2,873,580          2,949,801

Equity investment in limited liability companies                              26,233             31,134
Property and equipment, net                                                1,814,538          1,888,688
Goodwill, net                                                                779,127            779,127
Deposits and other assets, net                                               143,469            133,022
                                                                        --------------    --------------
Total assets                                                            $  5,636,947     $    5,781,772
                                                                        ==============    ==============

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Line of credit                                                      $ 1,000,000     $    1,108,700
     Current portion of capital lease obligations                            392,695            677,973
     Current portion of notes payable                                        623,949            807,908
     Due to related parties, net                                              93,232                 --
     Accounts payable                                                        475,278            544,835
     Accrued expenses                                                        651,925          1,053,243
                                                                        --------------    --------------

        Total current liabilities                                          3,237,079          4,192,659

Capital lease obligations, net of current portion                            217,875            368,618
Notes payable, net of current portion                                        526,108            657,833
                                                                        --------------    --------------

            Total liabilities                                              3,981,062          5,219,110

Shareholders' equity
     Preferred stock, $0.001 par value, non-voting 10,000,000
        shares authorized, no shares issued and outstanding                       --                 --
     Common stock, $0.04 par value, 100,000,000 shares authorized
        4,209,924 and 1,622,945 shares issued and outstanding                168,357             64,918
     Committed stock, 61,000 shares                                               --              2,440
     Additional paid-in capital                                           14,398,860         13,541,784
     Accumulated deficit                                                 (12,911,332)       (13,046,480)
                                                                        --------------    --------------

              Total shareholders' equity                                   1,655,885            562,662
                                                                        --------------    --------------
 Total liabilities and shareholders' equity                             $  5,636,947     $    5,781,772
                                                                        ==============    ==============

 The accompanying notes are an integral part of these condensed financial statements.

                      Emergent Group Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations

                                                             Three Months Ended           Nine Months Ended
                                                               September 30,                September 30,
                                                           2003           2002           2003           2002
                                                       ------------   ------------   ------------   ------------
Revenue                                                $ 2,529,005    $ 2,150,222    $ 7,015,689    $ 6,850,567
Cost of goods sold                                       1,630,501      1,359,082      4,465,948      4,165,276
                                                       ------------   ------------   ------------   ------------
Gross profit                                               898,504        791,140      2,549,741      2,685,291

Selling, general, and administrative expenses              784,939        947,831      2,408,861      2,663,382
                                                       ------------   ------------   ------------   ------------
Income (Loss) from operations                              113,565       (156,691)       140,880         21,909

Other income (expense)
     Realized (loss) on investment securities                   --             --             --     (1,732,573)
     Interest expense                                      (37,855)       (94,657)      (144,484)      (377,217)
     Equity in net earnings (losses) of investment
         in limited liability companies                      2,767          7,243        (13,379)        13,417
     Gain (loss) on disposal of property and equipment       8,292         (3,683)        40,743        209,139
     Other income (expense), net                            (8,958)       (12,062)         5,213         80,296
                                                       ------------   ------------   ------------   ------------
            Total other income (expense)                   (35,754)      (103,159)      (111,907)    (1,806,938)
                                                       ------------   ------------   ------------   ------------
Income (loss) before provision for income taxes
     and extraordinary item                                 77,811       (259,850)        28,973     (1,785,029)
Provision for income taxes                                      --             --             --             --
                                                       ------------   ------------   ------------   ------------
Income (loss) before extraordinary item                     77,811       (259,850)        28,973     (1,785,029)
Extraordinary item
     Gain on forgiveness of debt, net of tax                 1,358        209,694        106,176      1,260,077
                                                       ------------   ------------   ------------   ------------
Net income (loss)                                      $    79,169    $   (50,156)   $   135,149    $  (524,952)
                                                       ============   ============   ============   ============
Income (Loss) Per Share Data:
     Before extraordinary item                         $      0.03    $     (0.20)   $      0.01    $     (1.35)
     Extraordinary item                                       0.00           0.16           0.05           0.95
                                                       ------------   ------------   ------------   ------------
Basic and diluted income per share                     $      0.03    $     (0.04)   $      0.06    $     (0.40)
                                                       ============   ============   ============   ============
Weighted-average shares outstanding                      2,580,685      1,326,125      1,986,143      1,326,125
                                                       ============   ============   ============   ============

    The accompanying notes are an integral part of these condensed financial statements.

                      Emergent Group Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows

                                                                                      Nine Months Ended
                                                                                       September 30,
                                                                                   2003            2002
                                                                               ------------    ------------
Cash flows from operating activities
     Net income (loss)                                                         $   135,149     $  (524,952)
     Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
         Gain on disposal of property and equipment                                (40,743)       (209,139)
         Gain on forgiveness of debt                                              (106,176)     (1,260,077)
         Realized loss on investment securities                                          -       1,732,573
         Depreciation and amortization                                             578,992         457,499
         Write-off of loan fees, net                                                     -          88,576
         Equity in net (gain) loss of investment in limited liability companies     13,379         (13,631)
         Provision for doubtful accounts                                           (14,996)          5,444
         (Increase) decrease in
            Accounts receivable                                                  1,261,816       1,564,979
            Inventory                                                              (52,474)         45,363
            Due from related party                                                 959,070       (879,328)
            Prepaid expenses                                                       (56,583)        (83,133)
            Deposits and other assets                                                9,450           4,734
         Increase (decrease) in
            Accounts payable                                                      (113,794)       (302,585)
            Accrued expenses                                                      (285,142)        225,421
                                                                               ------------    ------------
Net cash provided by operating activities                                          369,808         851,744
                                                                               ------------    ------------
Cash flows from investing activities
     Cash paid to limited liability companies                                      (86,700)        (26,034)
     Purchase of property and equipment                                           (345,797)        (38,404)
     Proceeds from the sale of property and equipment                               42,510         293,012
     Purchase of customer list and covenant not-to-compete                         (50,000)              -
     Proceeds from the sale of securities, net                                           -         267,427
                                                                               ------------    ------------
Net cash provided by (used in) investing activities                               (439,987)        496,001
                                                                               ------------    ------------
Cash flows from financing activities
     Proceeds from private placement of subordinated notes, net                    948,074               -
     Payments on capital lease obligations                                        (436,021)       (304,586)
     Payments on line of credit                                                   (108,700)              -
     Payments on notes payable                                                    (315,684)       (287,170)
     Net change in book overdraft                                                        -        (146,427)
                                                                               ------------    ------------
Net cash provided by (used in) financing activities                                 87,669        (738,183)
                                                                               ------------    ------------
Net increase in cash                                                                17,490         609,562
Cash, beginning of period                                                          957,242         482,165
                                                                               ------------    ------------
Cash, end of period                                                            $   974,732     $ 1,091,727
                                                                               ============    ============
Supplemental disclosures of cash flow information:
     Interest paid                                                             $   138,332     $   171,230
                                                                               ============    ============

 The accompanying notes are an integral part of these condensed financial statements.

                      Emergent Group Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (continued)

Supplemental disclosures of non-cash investing and financing activities -

     During the nine months ended September 30, 2003 and 2002 the Company billed $ 619,245 and $776,942 , respectively, to a related party for management fees. The Company also incurred expenses on behalf of the related party.

     In  September  2003,   property  and  equipment   valued  at  $125,878  was
     transferred to the Company from a related party as partial payment for amounts due in connection with management fees and other costs.

     During the quarter ended September 30, 2003 the Company converted $1 million of its convertible subordinated notes into 2.5 million shares of its common stock. In addition, the company issued 25,000 shares of common stock to the note holders in lieu of cash for accrued interest on such notes.

    The accompanying notes are an integral part of these condensed financial statements.

                               EMERGENT GROUP INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS

     Emergent Group Inc. ("Emergent") is the parent company of PRI Medical Technologies, Inc. (formerly Medical Resources Management, Inc.) ("PRIM"), its wholly owned and only operating subsidiary. Emergent acquired PRIM in July 2001 as per an Agreement and Plan of Reorganization of Merger ("Merger Agreement"), dated January 23, 2001. PRIM primarily conducts its business through its wholly owned subsidiary Physiologic Reps ("PRI"). Emergent, PRIM and PRI are referred to collectively hereinafter as the "Company." PRI is a provider of mobile surgical equipment on a fee for service basis to hospitals, surgical care centers and other health care providers. PRI also provides technical support required to ensure the equipment is working correctly. PRI provides a limited amount of non-surgical equipment on a rental basis to hospitals and surgery centers, although PRI began winding down this area of business in early 2002 in order to focus on its core surgical equipment rental/services business.

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

     The results of operations presented for the three months and nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

     The Company's only operating subsidiary, PRIM has historically incurred operating losses. The consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2003 and December 31, 2002 the Company had working capital deficits of $363,499 and $1,242,858, respectively. Although the Company achieved positive operating results before extraordinary item for the three-months and nine-months ended September 30, 2003, we incurred a loss before extraordinary item for the year ended December 31, 2002 of $(4,227,193). There can be no assurances that the Company will continue to achieve positive operating results in future periods. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

     Reclassifications

     Certain amounts in the prior periods have been reclassified to conform to the presentation for the three and nine months ended September 30, 2003. The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

     In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. The Company does not expect adoption of SFAS No. 147 to have a material impact on its financial position or results of operations.

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

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and requires the consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity for the entity to finance its activities without additional subordinated financial support from other parties. Management has deferred its decision to consolidate its equity investments in limited liability companies due to the deferral of FIN 46 for the period ending after December 15, 2003. is currently evaluating the impact of the consolidation of its interest in the limited liability companies on the Company's financial position and results of operations.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for derivative instruments and hedging activities entered into or modified after June 30, 2003, except for certain forward purchase and sale securities. For these forward purchase and sale securities, SFAS No. 149 is effective for both new and existing securities after June 30, 2003. The adoption of SFAS No. 149 has no material impact on the Company's financial position or results of operations as of September 30, 2003.

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

3.   DEBT OBLIGATIONS AND PLAN OF RESTRUCTURE

     During 2002 we were in default on most of our note and lease obligations due to delinquent principal and interest payments. In an effort to avoid ceasing our operations or a possible bankruptcy filing and in an effort to improve our financial condition, during the first quarter of 2002 we began the process of renegotiating substantially all of our outstanding debt, lease, and trade obligations with our key creditors. As of December 31, 2002 we had substantially completed our debt restructuring efforts. The restructured debt and lease obligation agreements provide in some cases for the return of equipment used to collateralize such obligations, if applicable, and certain periodic and monthly installments for the balance of such obligations. Generally, in the event of default by the Company we are required to repay all amounts previously forgiven and all amounts then outstanding are accelerated and become immediately due and payable. In addition, for the nine months ended September 30, 2003 and 2002, we recorded net gains on forgiveness of debt in the amount of $106,176 and $1,260,077, respectively. As of the filing date of this Quarterly Report on Form 10-QSB, we are in compliance with the terms and conditions of our renegotiated debt agreements.

     At September 30, 2003 we had a bank loan (the "Bank Term Loan") outstanding in the amount of $449,775. The loan agreement, as amended, provides for monthly payments of principal of $16,667 and interest at the prime rate plus 4.00%. As of December 31, 2002 and September 30, 2003 we were in default under certain provisions of the original loan agreement (such defaults were waived by the lender, effective October 1, 2003) and as a result all principal and interest are shown as current liabilities in the accompanying balance sheets. In April 2003, the lender agreed to extend the term of the loan to March 2004 under the same terms and conditions as described herein. We also have an outstanding bank line of credit (the "Bank Line of Credit") in the amount of $1,000,000 with the same lender. This Bank Line of Credit provides for interest at the prime rate, plus 2.75%, with borrowings based upon eligible accounts receivable as defined. The amount outstanding under the Bank Line of Credit exceeded the eligible borrowing base as of December 31, 2002 and September 30, 2003 and the Company was in default under certain provisions of the original credit agreement (such defaults were waived by the lender, effective October 1, 2003). As a result this facility is not available for use as of September 30, 2003. In April 2003 the lender agreed to amend the Bank Line of Credit to provide for an extension of the due date to September 2003. The amendment to the line of credit provided for a pay down of $108,700 upon execution of the amendment. The other terms and condition of this credit facility remain the same.

     Effective October 1, 2003, the Bank Term Loan and Bank Line of Credit agreements were amended to extend the due date to April 30, 2004 and to amend other provisions of the original loan agreements (see note 8 below).

     The Bank Line of Credit and Bank Term Loan prohibit the payment of cash dividends and require us to maintain certain levels of net worth and to generate certain ratios of cash flows to debt service. Notwithstanding the modified terms and conditions of the Bank Line of Credit and Bank Term Loan as discussed above, as of September 30, 2003, we were not in compliance with certain financial covenants of such agreements. As a result, we have classified all of the bank loan facilities as current liabilities in the accompanying balance sheet as of September 30, 2003.

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

     Citicorp Vendor Finance, Inc.

     On April 25, 2002, Citicorp Vendor Financial, Inc. ("Citicorp") filed suit against PRI and PRIM for breach of contract in Superior Court of California, County of Los Angeles. This lawsuit sought to recover $655,916 plus interest and late charges in connection with amounts due under certain equipment lease agreements. The Company reached a settlement with Citicorp in November 2002, whereby, the Company agreed to pay Citicorp a total of $400,000 in full settlement of the claim in various installments, with the balance being paid in full by March 1, 2004. As part of the settlement, Citicorp has agreed that PRI may sell the equipment under the equipment lease agreement but must transmit to Citicorp all proceeds from the sale in excess of $225,000. In January 2003, the Company paid $175,000 to Citicorp from proceeds received from equipment sales in December 2002. The settlement further stipulates in event of non-payment, Citicorp can petition the court for an entry of judgment against PRI. The Company is current in making all required payments under the settlement agreement.

     General Electric

     Beginning in 1999, the Company's subsidiaries entered into 39 personal property sales contracts to purchase from General Electric certain medical imaging equipment. The total amount the Company owed to General Electric as of May 21, 2002 was $2,399,487. The Company reached a settlement with General Electric in June 2002 and entered into a Stipulation of Settlement for entry of judgment which would be filed in Superior Court of the State of California, County of Los Angeles only if there is a default which is not cured. Pursuant to the settlement agreement, the Company agreed to return certain equipment to General Electric and to make sixty (60) monthly payments of $18,013 for a total of $1,080,781. In the event the Company fails to make all required payments when due, and an event of default occurs which is not cured, the Company would owe General Electric the original amounts due at the date of settlement under 39 personal sales contracts. The Company is current in making all required payments under the settlement agreement and substantially all of the equipment has been returned. . In addition to the matters noted above, from time to time, we may become involved in litigation arising out of operations in the normal course of business. As of September 30, 2003, we are not a party to any pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results or financial position.

5.   PURCHASE OF BUSINESS AND COVENANT NOT-TO-COMPETE

     In May 2003, the Company entered into an agreement with the owner ("Seller") of a small mobile cosmetic laser company located in the Los Angeles area to purchase (the "Agreement") its customer list as well as a covenant not-to-compete. The purchase price of $50,000 was paid in June 2003 and was allocated to the customer list and covenant not-to-compete. Such payment is being amortized on a straight-line basis over five years. The Company also agreed to make additional payments to the Seller for a period of eighteen months based on future revenues resulting from the acquired customer list. The additional payments were not material during the period ended September 30, 2003. Such amounts are being amortized on a straight-line basis over five years from the date of purchase.

6.   REVERSE STOCK SPLIT

     On August 5, 2003, a majority of the Company's stockholders approved an Amendment to the Company's Articles of Incorporation to (i) reduce the number of outstanding shares of Common Stock through a one-for-40 reverse stock split, effective at the opening of business on August 29, 2003 to record holders at the close of business on August 28, 2003 and (ii) a proportionately increase the par value of the Company's Common Stock from $.001 par value to $.04 par value per share. All stockholders of record have been requested to exchange every 40 shares of Common Stock, $.001 par value for one new share of Common Stock, $.04 par value. The number of shares outstanding and earnings (loss) per share for all periods presented in the accompanying financial statements have been adjusted to reflect the reverse stock-split.

7.   RELATED PARTY TRANSACTIONS

     In February 2003, the Company entered into a non-exclusive consulting agreement with a former officer of PRIM. The agreement provides for a term of twelve months commencing on February 1, 2003. In connection with this agreement, the Company issued the consultant 6,250 (post-split) options to purchase the Company's common stock. The options expire in ten years and provide for an exercise price of $0.40 per share. Compensation expense related to the options is not material and no compensation expense was recognized during the nine months ended September 30, 2003.

     In December 2002, the Company entered into a consulting agreement with its former Chief Executive Officer and his company, JIMA Management. The agreement related to the provision of consulting services during the period from July 2001 to March 2002 in exchange for a monthly fee of $10,000, payable in 2003. During the three and nine months ended September 30, 2003, the Company recorded consulting expense of $3,000 and $9,000, respectively, and paid $30,000 and $90,000, respectively, on amounts accrued in 2001 and 2002 with regard to such services rendered.

     During the nine months ended September 30, 2003 the Company billed $619,245 to a related party for management and other fees. Such fees amounted to $776,942 for the nine months ended September 30, 2002. The Company also incurred expenses on behalf of the related party.

     In November 2002, the Company entered into a settlement agreement with the former Chief Executive Officer/Chairman/President of PRIM. The terms of the agreement provide for payments by the Company totaling $42,000. Pursuant to the agreement the Company paid $25,000 in November 2002 and made a final payment of $17,000 during March 2003 in exchange for the full release of all obligations under the January 2000 employment agreement, which was subsequently amended in both August and November 2001. The Company has no further obligations under this agreement.

     Transactions with BJH Management

     In January 2003, the Company incurred consulting fees and reimbursed expenses of $36,548 and $3,389, respectively, for services provided by BJH Management, a consulting company ("BJH") which is owned by the Company's current Chairman and Chief Executive Officer who assumed this position, effective February 1, 2003. The Company's Chairman and Chief Executive Officer maintains his office in New York, in connection with this arrangement, the Company reimbursed BJH for office and related expenses totaling $8,309 and $26,329, respectively, for the three and nine months ended September 30, 2003.

     Between December 30, 2002 and September 30, 2003, the Company issued 348,575 (post-split) shares of its Common Stock to BJH, which represented 17.5% of the Company's fully diluted shares outstanding as of the issuance date, as defined in the Stock Issuance Agreement between the Company and BJH. In addition, in October 2003, BJH Management exercised its anti-dilution rights under the Stock Issuance Agreement and received additional common shares (see note 8).

     On December 30, 2002, the Company entered into two, 18-month employment agreements with the one officer and one associate of BJH. The agreements were to appoint a new Chairman and Chief Executive Officer, and President for annual compensations of $175,000 and $161,000, respectively, beginning in January 2003. The officer positions were assumed on February 1, 2003. The agreements also provide for milestone bonuses up to $75,000 each, plus a percentage of pre-tax profits should certain targets be achieved. No bonus amounts have been accrued through September 30, 2003 under these agreements.

     Private Placement of Convertible Subordinated Promissory Notes

     In June 2003, the Company raised $1,000,000 from the private placement of its Subordinated Promissory Notes (the "Notes") as more fully described in its Form 8-K dated June 27, 2003. The Company incurred offering costs of $51,926 in connection with the private placement. Such Notes were generally sold in increments of $20,000 (50 units) each. Certain officers and directors of the Company and members of law firms who have acted in a legal capacity to the Company purchased Notes totaling $700,000. Notes totaling $300,000 were purchased by other accredited investors. The Notes provide for interest at 6% per annum payable at the earlier of maturity, conversion or redemption. Pursuant to the terms and conditions of the Notes, the Notes were automatically converted into shares of the Company's common stock (100 million pre-split shares or 2,500,000 post split shares) on August 29, 2003, the effective date of a one for forty reverse split of the Company's common stock. The Company issued an additional 25,000 post-split common shares in lieu of payment of cash for accrued interest on such Notes of which 17,500 shares were issued to the officers, directors and members of law firms who have acted in a legal capacity to the Company based on the shares they purchased in the private placement.

8.   SUBSEQUENT EVENTS

     In October 2003, BJH exercised its anti-dilution rights under the Stock Issuance Agreement whereby the Company issued 535,606 common shares to BJH as a result of the private placement transaction. BJH concurrently assigned such shares to its sole shareholder and one associate who are also officers of the Company. In lieu of payment for the exercise, the Company issued such shares to BJH in return for its agreement to terminate any further anti-dilution rights over the remaining term of the Stock Issuance Agreement. The exercise price for such shares of $107,121 will be expensed during the fourth quarter of 2003.

     In October 2003, the Company entered into an amended loan agreement with its primary lender to extend the Company's term loan and line of credit agreements to April 30, 2004. The term loan agreement, as amended, among other things, provides for reduced monthly interest payments at the prime rate plus 2%, and monthly principal payments of $16,667. The line of agreement, as amended, provides for, among other things, reduced monthly interest payments equal to prime plus 2%, a principal payment of $250,000 on the effective date of the amendment, and re-establishes the credit line at an amount equal to 75% of eligible receivables, as defined. In addition, the loan agreements, as amended, waive compliance with all financial covenants through and including December 31, 2003.

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

     Overview

     Emergent Group Inc. ("Emergent") is the parent company of PRI Medical Technologies, Inc. ("PRIM") (formerly Medical Resources Management, Inc.), its wholly owned and only operating subsidiary. PRIM primarily conducts its business through its wholly owned subsidiary Physiologic Reps ("PRI"). Emergent Group Inc., PRIM and PRI are referred to collectively hereinafter as the "Company." All references to PRIM include PRI unless the context indicates otherwise. PRI is a provider of mobile surgical equipment, on a fee for service basis to hospitals; surgical care centers, and other health care providers. PRI provides mobile lasers and other surgical equipment with technical support required to ensure the equipment is working correctly. PRI also provides a limited amount of non-surgical equipment on a rental basis to hospitals and surgery centers, although PRI is winding down this area of business in order to focus on its core surgical equipment rental/services business.

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

                                                            Three Months Ended                      Nine Months Ended
                                                              September 30,                            September 30,
                                                         2003      %      2002 (1)     %        2003       %      2002 (1)     %
                                                    ------------  ----  ------------  ----  ------------  ----  ------------  ----

Revenue                                             $ 2,529,005   100%  $ 2,150,222   100%  $ 7,015,689   100%  $ 6,850,567   100%
Cost of goods sold                                    1,630,501    64%    1,359,082    63%    4,465,948    64%    4,165,276    61%
                                                    ------------  ----  ------------  ----  ------------  ----  ------------  ----
Gross profit                                            898,504    36%      791,140    37%    2,549,741    36%    2,685,291    39%
Selling, general, and administrative expenses           784,939    31%      947,831    44%    2,408,861    34%    2,663,382    39%
                                                    ------------  ----  ------------  ----  ------------  ----  ------------  ----
Income (loss) from operations                           113,565     4%     (156,691)   -7%      140,880     2%       21,909     0%
Other income (expense)                                  (35,754)   -1%     (103,159)   -5%     (111,907)   -2%   (1,806,938)  -26%
                                                    ------------  ----  ------------  ----  ------------  ----  ------------  ----
Loss before provision for income taxes
    and extraordinary item                               77,811     3%     (259,850)  -12%       28,973     0%   (1,785,029)  -26%
Provision for income taxes                                   --     0%           --     0%           --     0%           --     0%
                                                    ------------  ----  ------------  ----  ------------  ----  ------------  ----
Net income (loss) before extraordinary item              77,811     3%     (259,850)  -12%       28,973     0%   (1,785,029)  -26%
                                                                  ====                ====                ====                ====
Extraordinary item
    Gain on forgiveness of debt, net of tax               1,358     0%      209,694    10%      106,176     0%    1,260,077    18%
                                                    ------------  ----  ------------  ----  ------------  ----  ------------  ----
Net income (loss)                                   $    79,169     3%  $   (50,156)   -2%  $   135,149   $ 0   $  (524,952)   -8%
                                                    ============  ====  ============  ====  ============  ====  ============  ====

          (1) Certain amounts for the period ended September 30, 2002 have been reclassified to conform to the current year presentation.

     Comparison  of the Three Months Ended  September  30, 2003 to September 30,
     2002

     We generated revenues of $2,529,005 in 2003 compared to $2,150,222 in 2002. The increase in revenues of $378,783 in 2003 compared to 2002 is primarily related to an increase in revenues from our advanced surgical procedures, offset by decreases in revenues from cosmetic services and medical rentals. Revenues from surgical and cosmetic services represented approximately 86% and 12%, respectively, of total revenues for 2003 and 78% and 16% for 2002, respectively. Revenues from medical equipment rentals comprised approximately 1% and 5% of revenues for 2003 and 2002, respectively. Medical rental revenues, in terms of absolute dollars and as a percentage of total revenues, are expected to continue to decrease in future periods as we wind down this area of our business in order to focus on our core mobile surgical equipment rental and service business.

     Cost of goods sold was $1,630,501 or 64% of revenues in 2003 compared to $1,359,082 or 63% of revenues in 2002. Cost of goods sold include payroll and related expenses for technicians, cost of disposables used in providing surgical and cosmetic services, depreciation and amortization and other expenses primarily related to delivery of our mobile surgical equipment rental and technical services. The increase in cost of goods sold of $271,419 in 2003 is primarily related to an increase in disposable costs due to the increase in revenues from our advanced surgical procedures. The cost of disposables used for advanced surgical procedures are higher in terms of absolute dollars than the cost of disposables for base surgical procedures. Such increases in costs were partially offset by decreases in payroll and related expenses.

     Gross  margin  was  $898,504  in 2003 or 36% of net  revenues  compared  to
     $791,140 in 2002 or 37% of revenues. Gross margins will vary period-to-period depending upon a number of factors including mix of services, pricing, cost of disposables consumed in rendering our services, and contractual agreements. The decline in gross margin during 2003 is generally related to the higher overall cost of disposables and higher depreciation charges in 2003 compared to 2002.

     Selling, general, and administrative expenses were $784,939 in 2003 compared to $947,831 in 2002. Such costs include payroll and related expenses, insurance and rents. The overall decrease of $162,892 is generally related to cost control procedures implemented during early 2003 and late 2002.

     Other income (expense) was $(35,754) in 2003 compared to $(103,159) in 2002. The net decrease in other income (expense) of $67,405 is primarily related to a decrease in net interest expense of $56,802. Interest expense is primarily related to PRIM's notes and lease obligations. The decrease of $56,802 in net interest expense is principally related to a decrease in our outstanding debt and lease obligations as a result of debt restructuring efforts initiated in early 2002, as discussed elsewhere in this Form 10-QSB, and principal payments on debt and lease obligations in 2003.

     Gain on forgiveness of debt was $1,358 for 2003 compared to $209,694 in 2002. We began our debt restructuring efforts during the first quarter of 2002 resulting in gains on forgiveness of debt for the quarter ended September 30, 2002. Our major restructuring efforts were substantially completed as of December 31, 2002; therefore, gains from such activity decreased accordingly in 2003.

     Net income was $79,169 in 2003 compared to a loss of $(50,156) in 2002. No provision for income taxes is provided for in 2003 and 2002 due to the availability of net operating loss carryforwards.

     Comparison  of the Nine Months Ended  September  30, 2003 to September  30,
     2002

     We generated revenues of $7,015,689 in 2003 compared to $6,850,567 in 2002. The increase in revenues of $165,122 in 2003 compared to 2002 is primarily related to increases in revenues from our advanced surgical procedures. Revenues from surgical and cosmetic services represented approximately 84% and 14%, respectively, of total revenues for 2003 and 73% and 18% for 2002, respectively. Revenues from medical equipment rentals comprised approximately 2% and 7% of revenues for 2003 and 2002, respectively. Medical rental revenues, in terms of absolute dollars and as a percentage of total revenues, are expected to continue to decrease in future periods as we wind down this area of our business in order to focus on our core mobile surgical equipment rental and service business.

     Cost of goods sold was $4,465,948 or 64% of revenues in 2003 compared to $4,165,276 or 61% of revenues in 2002. Cost of goods sold include payroll and related expenses for technicians, cost of disposables used in providing surgical and cosmetic services, depreciation and amortization and other expenses primarily related to delivery of our mobile surgical equipment rental and technical services. The increase in cost of goods sold of $300,672 in 2003 is primarily related to an increase in disposable costs due to the increase in revenues from our advanced surgical procedures, an increase in depreciation expense as a result of equipment purchases during the nine months ended September 30, 2003 and increases in repairs and maintenance costs for medical equipment and vehicles. The cost of disposables used for advanced surgical procedures are higher in terms of absolute dollars than the cost of disposables for base surgical procedures. Such increases in costs were offset by decreases in payroll and related expenses.

     Gross margin was $2,549,741 in 2003 or 36% of net revenues compared to $2,685,291 in 2002 or 39% of revenues. Gross margins will vary period-to-period depending upon a number of factors including mix of services, pricing, cost of disposables consumed in rendering our services, and contractual agreements. The decline in gross margin during 2003 is generally related to the higher overall cost of disposables and higher depreciation charges in 2003 compared to 2002. In addition, gross margins on the medical equipment rental business was higher in 2002 given the equipment impairment write-downs in 2001 and 2002, resulting in lower depreciation charges against such revenues in 2002. Revenue from medical equipment rentals for 2003 and 2002 was $138,642 and $489,982, respectively.

     Selling, general, and administrative expenses were $2,408,861 in 2003 compared to $2,663,382 in 2002. Such costs include payroll and related expenses, insurance and rents. The overall decrease of $254,521 is generally related to cost control procedures implemented during early 2003 and late 2002 and the fact that certain general and administrative costs incurred in connection our restructuring efforts in 2002 were not incurred in 2003.

     Other income (expense) was $(111,907) in 2003 compared to $(1,806,938) in 2002. The decrease in other income and (expense) of $1,695,031 primarily relates to a realized loss on investments of $1,732,573 in 2002 while no such loss was incurred in 2003. Emergent was essentially a merchant banking firm prior to its acquisition of PRIM in July 2001. Emergent ceased such activities concurrent with its acquisition of PRIM in July 2001 in order to focus on PRIM's mobile surgical equipment rental and services business. The realized loss in 2002 related to the sale and/or write-off of several investments made by Emergent in connection with its merchant banking activities in 2000. In addition, other income (expense) includes net interest expense of $144,484 in 2003 compared to $377,217 in 2002. Interest expense primarily relates to PRIM's note and lease obligations. The decrease in net interest expense is principally related to a decrease in our outstanding debt and lease obligations as a result of debt restructuring efforts initiated in early 2002, as discussed elsewhere in this Form 10-QSB, and principal payments on debt and lease obligations in 2003. Also included in other income (expense) are gains on disposal of property and equipment of $40,743 for 2003 compared to $209,139 in 2002. As discussed herein, we began to wind down our medical equipment rental business in late 2001 and continued these efforts through 2002 in order to focus resources on development of our mobile surgical equipment rental and services business. In this regard we began to dispose of our medical rental equipment in 2002. As of September 30, 2003 this activity is substantially complete and gains from the disposal of property and equipment decreased accordingly.

     Gain on forgiveness of debt was $106,176 for 2003 compared to $1,260,077 in 2002. We began our debt restructuring efforts during the first quarter of 2002 resulting in gains on forgiveness of debt for the nine months ended June 30, 2002. Our major restructuring efforts were substantially completed as of December 31, 2002; therefore, gains from such activity decreased accordingly in 2003. We anticipate that such gains, if any, will continue to decrease in the future.

     Net income was $135,149 in 2003 compared to a loss of $(524,952) in 2002. No provision for income taxes is provided for in 2003 and 2002 due to the availability of net operating loss carryforwards.

     Liquidity and Capital Resources

     The accompanying condensed consolidated financial statements have been prepared on a going-concern basis that contemplates the realization of assets and satisfaction of liabilities in the normal course of our business. During the year ended December 31, 2002, the Company was in default on most of its note and lease obligations due to delinquent principal and interest payments. In effort to avoid ceasing our operations or a possible bankruptcy filing, and in an effort to improve our financial condition, during the first quarter of 2002 we began the process of renegotiating substantially all of our outstanding debt, lease, and trade obligations with our key creditors. As of December 31, 2002 the restructuring efforts were substantially completed whereby we have renegotiated outstanding note and lease obligations with our major creditors. The restructured debt and lease obligation agreements provide in some cases for the return of equipment used to collateralize such obligations, if applicable, and certain periodic and monthly installments for the balance of such obligations. Generally, in the event of default by the Company we are required to repay all amounts previously forgiven and all amounts then outstanding are accelerated and become immediately due and payable. In addition, as of December 31, 2002 we have renegotiated outstanding trade debt with most of our major vendors. For the nine months September 30, 2003 we recorded a gain of $106,176 on forgiveness of vendor debt. As of the filing date of this Quarterly Report on Form 10-QSB, we are in compliance with the terms and conditions of our renegotiated debt agreements.

     In June 2003, the Company raised $1,000,000 from the private placement of its Subordinated Promissory Notes (the "Notes") as more fully described in its Form 8-K dated June 27, 2003. The Company incurred offering costs of $51,926 in connection with the private placement. Such Notes were generally sold in increments of $20,000 (50 units) each. Certain officers and directors of the Company and members of law firms who have acted in a legal capacity to the Company purchased Notes totaling $700,000. Notes totaling $300,000 were purchased by other accredited investors. The Notes provided for interest at 6% per annum payable at the earlier of maturity, conversion or redemption. Pursuant to the terms and conditions of the Notes, the Notes were automatically converted into shares of the Company's common stock (100 million pre-split shares or 2,500,000 post split shares) on August 29, 2003, the effective date of a one for forty reverse split of the Company's common stock. The Company issued an additional 25,000 post-split common shares in lieu of payment of cash for accrued interest on such Notes of which 17,500 shares were issued to the officers, directors and members of law firms who have acted in a legal capacity to the Company based on the shares they purchased in the private placement.

     In May 2003, the Company entered into an agreement with the owner ("Seller") of a small mobile cosmetic laser company located in the Los Angeles area to purchase (the "Agreement") its customer list as well as a covenant not-to-compete. The purchase price of $50,000 was paid in June 2003 and was allocated to the customer list and covenant not-to-compete. Such payment is being amortized on a straight-line basis over five years. The Company also agreed to make additional payments to the Seller for a period of eighteen months based on future revenues resulting from the acquired customer list. The additional payments were not material during the period ended September 30, 2003. Such amounts are being amortized on a straight-line basis over five years from the date of purchase.

     At September 30, 2003 we had a bank loan (the "Bank Term Loan") outstanding in the amount of $449,775. The loan agreement, as amended, provides for monthly payments of principal of $16,667 and reduced interest payments at the prime rate plus 4.00%. As of December 31, 2002 and September 30, 2003 we were in default under certain provisions of the original loan agreement (such defaults were waived by the lender as of October 1, 2003 in connection with the amended credit agreement discussed below) and as a result all principal and interest is shown as current liabilities in the accompanying balance sheets. In April 2003, the lender agreed to extend the term of the loan to March 2004 under the same terms and conditions as described herein. We also have an outstanding bank line of credit (the "Bank Line of Credit") in the amount of $1,000,000 with the same lender. This Bank Line of Credit provides for interest at the prime rate, plus 2.75%, with borrowings based upon eligible accounts receivable as defined. The amount outstanding under the Bank Line of Credit exceeded the eligible borrowing base as of December 31, 2002 and September 30, 2003 and the Company was in default under certain provisions of the original credit agreement (such defaults were waived by the lender as of October 1, 2003 in connection with the amended loan agreement discussed below). As a result this facility is not available for use as of September 30, 2003. In April 2003 the lender agreed to amend the Bank Line of Credit to provide for an extension of the due date to September 2003. The amendment to the line of credit provided for a pay down of $108,700 upon execution of the amendment. The other terms and condition of this credit facility remain the same.

     Effective October 1, 2003, the Bank Term Loan and Bank Line of Credit agreements were amended to extend the due dates to April 30, 2004 and to amend other provisions of the original loan agreements as described herein. The Bank Term Loan agreement, as amended, among other things, provides for monthly interest payments at the prime rate plus 2%, and monthly principal payments of $16,667. The Bank Line of Credit agreement, as amended, provides for, among other things, monthly interest payments equal to prime plus 2%, a principal payment of $250,000 on the effective date of the amendment, and re-establishes the credit line at an amount equal to 75% of eligible receivables, as defined. In addition, the loan agreements, as amended, waive compliance with all financial covenants through and including December 31, 2003.

     The Bank Line of Credit and Bank Term Loan prohibit the payment of cash dividends and require us to maintain certain levels of net worth and to generate certain ratios of cash flows to debt service. Notwithstanding the modified terms and conditions of the Bank Line of Credit and Bank Term Loan as discussed above, as of September 30, 2003, we were not in compliance with certain financial covenants of such agreements. However, such covenants were waived by the lender as of October 1, 2003 as discussed in the preceding paragraph. The Bank Term Loan and Bank Line of Credit are classified as current liabilities in the accompanying balance sheets as of September 30, 2003 and December 31, 2002.

     The Company had cash and cash equivalents of $974,732 at September 30, 2003. Cash provided by operating activities for the nine months ended September 30, 2003 was $369,808. Cash from operations includes net income of $135,149, depreciation and amortization of $578,992 and a decrease in accounts receivable of $1,216,816, offset by an increase in due from related party of $959,070, a gain on forgiveness of debt of $106,176 and a net decrease in accounts payable and accrued expenses of $398,936. Cash used in investing activities was $439,987 due to the purchase of property and equipment of $345,797, purchase of customer list and covenant not-to-compete for $50,000 and cash paid to limited liability companies of $86,700, offset by proceeds from the sale of property and equipment of $42,510. Cash provided by financing activities was $87,669, which related to the net proceeds of $948,074 from the private placement of subordinated notes, offset by payments of $751,705 on debt and lease obligations and payments of $108,700 on our line of credit.

     The Company had cash and cash equivalents of $1,091,727 at September 30, 2002. Cash provided by operating activities for the nine months ended September 30, 2002 was $851,744. Cash from operations includes a non-cash realized loss on investment securities of $1,732,573, depreciation and amortization expense of $457,499 and a decrease in accounts receivable of $1,564,979, offset by the net loss of $(524,952), gain on disposal of property and equipment of $209,139 and gain on forgiveness of debt of $1,260,077. Cash provided by investing activities was

     $496,001 primarily from proceeds from the sale of property and equipment of $293,012 and from the sale of investments of $267,427. Cash used in investing activities was $738,183, which principally related to payments on debt and lease obligations of $591,756 and the repayment a bank overdraft of $146,427.

     Our auditors have included an explanatory paragraph relating to our ability to continue as a going concern as of and for the year ended December 31, 2002, in their Report of Independent Certified Public Accountants which is included in our Annual Report on Form 10-K. For the year ended December 31, 2002 we incurred a net loss of before extraordinary item of $(4,227,193). The net loss for 2002 includes an impairment charge for goodwill of $2,100,955 and a realized loss on investment securities of $1,732,573. Our accumulated deficit amounted to $(13,046,480) at December 31, 2002. Our auditors considered these factors, among others, to raise substantial doubt about our ability to continue as a going concern. Recovery of our assets in the normal course of business is dependent upon future events, the outcome of which is indeterminable.

     We anticipate that our future liquidity requirements will arise from the need to finance our accounts receivable and inventories, and from the need to fund our current debt obligations and capital expenditure needs. The primary source of funding for such requirements is anticipated to be cash generated from operations, borrowings under debt facilities, trade payables and the sale of our capital stock. In June 2003, the Company raised $1,000,000 in gross proceeds from the sale of our subordinated promissory notes, the entire principal and accrued interest was converted into a total of 2,525,000 post split shares of Common Stock on August 29, 2003, the effective date of our one-for-40 reverse stock split. Additional financing may be required for our business operations in the future. There can be no assurances given that we will be able to obtain financing on terms satisfactory to us, if at all, or that we will have sufficient liquidity to fund our future operations or fulfill our restructured debt, lease and vendor obligations. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

                           PART II. OTHER INFORMATION

     Item 1. Legal Proceedings:

     Reference is made to Note 4 of the Notes to Condensed Consolidated Financial Statements for a description of certain legal proceedings and settlements that were made to two of these proceedings. During the quarter ended September 30, 2003, there have been no other material developments with respect to legal proceedings, except as disclosed in Note 4.


     Item 2. Changes in Securities.

     (a)  Not applicable.
     (b)  Not applicable.
     (c)  Recent Sales of Unregistered Securities

     During the nine months ended September 30, 2003, the Company made sales or issuances of unregistered securities listed in the table below. It should be noted that in April 2003, the Company filed a Form S-8 Registration Statement to register the issuance of shares of Common Stock pursuant to its 2002 and 2001 Employee Benefit Plans. Further, the 61,001 shares issued in the first quarter of 2003 to BJH Management, LLC which is reported in the table below was to correct a typographical error in an agreement dated December 30, 2002 and was previously reported in Item 5 of the Company's Form 10-K for the fiscal year ended December 31, 2002 as part of the overall issuance of 348,575 shares.


                                                 Consideration Received
                                                 and Description of
                                                 Underwriting or Other                          If Option, Warrant
                                                 Discounts to Market                            or Convertible
                                                 Price or Convertible      Exemption from       Security, terms of
                                                 Security, Afforded to     Registration         exercise or
Date of Sale   Title of Security   Number Sold   Purchasers                Claimed              conversion
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
02/27/03       Common Stock             61,001   Services rendered; no     Section 4(2)         Not applicable.
                                                 commissions paid
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
02/03/03       Common Stock              6,250   Stock Option Plan; no     This stock option    10-year Options were
                                                 cash received; no         plan was             granted to
                                                 commissions paid          registered on a      employees, directors
                                                                           Form S-8             and consultants and
                                                                           Registration         at $.40 per share;
                                                                           Statement in April   Options generally
                                                                           2003.                vest in five equal
                                                                                                annual installments
                                                                                                commencing on the date
                                                                                                of grant expire ten
                                                                                                years from date of
                                                                                                grant.
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
06/27/03       Subordinated       $   1,000,000  $1,000,000 paid by        Section 4(2),        Converted on August
               Notes                             lenders; no commissions   Rule 506             29, 2003
                                                 paid (1)
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
08/29/03       Common Stock           2,525,000  Conversion of             Section 3(a)(9)
                                                 subordinated notes, no
                                                 commissions paid
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------

Item 3. Defaults Upon Senior Securities

        Not applicable.

Item 4. Submissions of Matters to a Vote of Security Holders: None

     During the quarter ended September 30, 2003, the stockholders took action by majority consent in lieu of a meeting on August 5, 2003. Of the then 67,357,815 pre-split shares, 35,622,872 pre-split shares voted in favor of each proposal with no votes against.

     Emergent filed an Information Statement with the Securities and Exchange Commission with respect to the proposals listed below. The Information Statement was mailed to stockholders of record on July 15, 2003 and stockholders consisting of its officers and directors holding at least a majority of the outstanding shares of Common Stock of Emergent submitted to the Secretary of Emergent their consent to the proposals listed below on August 5, 2003. The reverse stock split referred to below became effective on the opening of business on August 29, 2003. The following are the proposals approved by stockholders by majority consent:

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

     (4) The ratification of the Company's 2002 Employee and Consulting Compensation Plan covering 325,000 post-split shares of Common Stock; and

     (5) The ratification of the Company's 2001 Stock Option Plan covering 14,625 post-split shares of Common Stock.


Item 5. Other Information:

        None.


Item 6. Exhibits and Reports on Form 8-K:

        (a)  Exhibits

Number   Exhibit Description
------   -------------------------------------
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

* Filed herewith.

     (b) Reports on Form 8-K.

     o Current report on Form 8-K dated August 5, 2003, in connection with an Information Statement mailed to stockholders of record on July 15, 2003.

     o Current report on Form dated August 28, 2003, in connection with the Company reverse common stock split, effective August 29, 2003.

          No other reports on Form 8-K were filed.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                             EMERGENT GROUP INC.

Date:    November 13, 2003                               By:  /s/ Bruce J. Haber
                                                              ------------------
                                                              Bruce J. Haber,
                                                              Chairman and Chief
                                                              Executive Officer

Date:    November 13, 2003                               By:/s/ William M. McKay
                                                            --------------------
                                                               William M. McKay,
                                                         Chief Financial Officer