Form 10KSB
period 2003-12-31
EMERGENT GROUP INC/NY
filed 2004-04-05
CIK 1021097

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

          {X}   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                         Commission File Number: 0-21475

                               EMERGENT GROUP INC.
             (Exact name of Registrant as specified in its charter)

       Nevada                                             93-1215401
-------------------------------------------------------------------------------
(State of jurisdiction of                            (I.R.S. Employee
 incorporation or organization)                      Identification Number)

932 Grand Central Avenue
Glendale, California                                            91201
-------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:         (818) 240-8250
                                                            --------------

Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (g) of the Act: Common Stock, $.04 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ___.

     Indicate by check mark if disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

     As of February 29, 2004, the number of shares held by non-affiliates was approximately 1,106,000 shares. Due to the limited and sporadic trading of the Company's Common Stock in the over-the-counter market, no estimate is provided of the value of the Company's Common Stock held by non-affiliates since such information would not be meaningful.

         The number of shares outstanding of the Registrant's Common Stock, as of March 19, 2004, was 4,744,551.

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

                                RECAPITALIZATION

     On August 29, 2003, the Registrant's reverse stock became effective. All stockholders of record at the close of business on August 28, 2003 were requested to exchange every 40 shares of Common Stock, $.001 par value, for one new share of Common Stock, $.04 par value. All per share amounts in this Form 10-KSB have been retroactively adjusted to give effect to the one-for-forty reverse stock split, except as otherwise noted.

                                     PART I
Item 1.  Description of Business
--------------------------------

THE COMPANY

     Emergent Group Inc. ("Emergent") is the parent company of PRI Medical Technologies, Inc., formerly Medical Resources Management, Inc. ("PRI Medical"), its wholly owned and only operating subsidiary. PRI Medical was acquired by Emergent in July 2001. PRI Medical primarily conducts its business through its wholly owned subsidiary Physiologic Reps ("PRI"). Emergent, PRI Medical and PRI are referred to collectively hereinafter as the "Company." PRI is a provider of surgical equipment on a fee for service basis to hospitals, surgical care centers and other health care providers. PRI serves both large and small health care providers, including: 1) smaller independent hospitals and physicians who cannot afford to buy surgical equipment because of budget constraints or cannot justify buying due to limited usage; and 2) larger, well-financed hospitals that may be able to purchase equipment for use in their own facility but may choose not to because reimbursement or utilization rates for many procedures do not warrant a capital commitment. Additionally, infrequent utilization may not justify the cost of training and retention of technicians to operate such equipment. PRI is also able to provide its technicians to support hospital-owned surgical equipment on a fee for service basis, thus improving efficiency and reducing costs for the hospital. Reduced operating costs and improved flexibility for hospitals are elements of the PRI value proposition to its customers.

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

     PRI has over 600 active surgical service accounts in California, Utah, Colorado and Nevada and experiences a high rate of repeat business from the hospitals, surgery centers and doctors it serves. The market encompasses many disciplines including plastic/cosmetics surgery, dermatology, orthopedic surgery, otolaryngology, urology, obstetrics, gynecology, ophthalmology, general surgery and podiatry. Equipment is increasingly becoming more specialized to specific medical procedures, and technical training of the physician regarding the use of equipment is an integral part of PRI's business.

     PRI's  healthcare  distribution  network allows  physicians,  hospitals and healthcare facilities access to new medical equipment without the expense of acquisition. PRI is able to help manufacturers bring advanced medical technologies to market by using its distribution channels and its relationships with doctors, hospitals and healthcare facilities to introduce selected additional surgical products and services to end users on a `fee per procedure' model. PRI had revenues of approximately $10.0 million in 2003, including general medical equipment rental revenues of $168,082, which is being discontinued, and assisted in approximately 14,000 surgical procedures. By making new technologies available to physicians PRI hopes to become a distributor of innovative medical device and support services to the healthcare community early in a product's life cycle.

PRODUCTS AND SERVICES

     PRI's technicians provide surgical equipment and related technical services support to physicians and operating room ("O.R.") personnel in hospitals, surgical care centers and other health-related facilities on a per-procedure basis. Mobile surgical services are ordered from 24 hours to several months in advance of surgery, and re-confirmed with the customer the day before the medical procedure by PRI's scheduling department. Upon arrival at the customer site, PRI's technician posts required warning notices outside the O.R., issues safety equipment to the O.R. staff, provides any disposable materials needed, and supplies equipment certifications and/or documentation required for hospital record keeping. The technician is responsible for setting the physician's requested power settings on rented equipment and for helping to maintain a safe environment with regard to the rental equipment during the surgical procedure. Technician-only services are made available to hospitals and surgery facilities, especially those with fluctuating occupancy levels. Customers find that outsourcing of trained technicians without renting equipment to be a cost-effective alternative to training and staffing their own personnel.

     PRI's laser equipment encompasses CO2, Nd:YAG, Pulse Dye, KTP/YAG, Greenlight PV and Holmium YAG laser technology. PRI has established working relationships with leading laser manufacturers and is sometimes an introducer of laser technology in its markets. PRI reviews developments in the medical field to stay abreast of new and emerging technologies and to obtain new surgical medical equipment. In this regard, PRI has in recent years added equipment to provide for services in cryosurgery, advanced visualization technology and prostrate surgery. The Company strives to develop and expand strategic relationships in order to enhance its product lines and improve its access to new medical devices.

     PRI also provides its customers with disposable products and/or attachments that are needed for a given medical procedure. These disposable products are primarily related to laser equipment rentals requiring fibers, tubing, laser drapes and masks. Customers may benefit from this added service by lowering their inventory levels of infrequently used products.

     In prior years PRI offered general medical rental equipment to its customers. However, in late 2001 the Company decided to discontinue this area of business in order to focus on its core mobile surgical equipment rental and services business. Thus, revenues from rentals of general medical equipment decreased to $168,082 in 2003 compared to $580,090 in 2002. "See Management's Discussion and Analysis of Financial Condition and Results of Operations."

MARKETING AND SALES

     PRI markets its mobile surgical equipment and services business largely through the efforts of its direct sales force, which focuses on providing high-quality service and products to customers and on obtaining new customer accounts. In conjunction with its sales efforts, PRI sponsors educational seminars on new laser and other surgical equipment technologies, which are attended by its current and prospective customers. These seminars allow PRI's direct sales force to introduce new technologies and procedures to its customer base early in the product's life cycle.

     PRI's sales representatives attend national and regional physician medical seminars and trade shows to present PRI's services and products. PRI also markets its products and services through direct mail marketing of literature and promotional materials which describe PRI's complete range of surgical equipment and services to hospitals, surgery centers and physicians.

MARKETS

     PRI currently serves customers in California, Colorado, Utah and Nevada. Each location is staffed with full-time technicians and sales representatives. During the years ended December 31, 2003 and 2002, no customer accounted for more than 10% of PRI's total sales.

Hospital Mobile Laser/Surgical Services

     PRI provides mobile laser/surgical services to customers in each market served. Each location is staffed with full-time trained technicians and sales representatives, and is equipped with a variety of surgical equipment to meet customer needs. During each of the years ended December 31, 2003 and 2002, PRI performed approximately 14,000 procedures company-wide. Revenues from our surgical mobile medical equipment and services business comprised approximately 85% and 75%, of our total revenues for 2003 and 2002, respectively. We believe that revenue from our surgical related services will continue to comprise the majority of our revenues in the foreseeable future.

Cosmetic Mobile Laser/Surgical Services

     The cosmetic laser business is primarily physician office based. This market is characterized by rapid changes in specific techniques as new technology emerges. Recently, cosmetic laser skin resurfacing surgery has shown significant growth, however, price competition is a constant challenge from smaller start-up companies. Recent legislation in California and some other states restricting anesthesia in doctor offices has redirected some of this cosmetic surgery to hospitals and surgery centers where PRI has existing customer relationships and the ability to compete more effectively. For the years ended December 31, 2003 and 2002, revenues from our cosmetic laser business comprised approximately 14% and 18%, respectively, of our total revenues.

General Medical Equipment, Rentals

     PRI entered the general equipment rental market several years ago. However, due to lower margins and increased competition and its focus on the higher margin mobile surgical services business, PRI Medical started phasing out its general equipment rental business in late 2001 and had sold most of its remaining general medical rental equipment assets by the end of 2003.

INVESTMENTS

Investments In Limited Liability Companies

     In connection with expanding its business in certain commercial and geographic areas, PRI will at times help to form Limited Liability Companies ("LLCs") in which it will acquire a minority interest and offer the remaining interest to physicians and other qualified investors. These LLCs acquired certain equipment for use in their respective business activities which generally focus on cosmetic and surgical procedures. In prior years, PRI helped to form and acquired minority equity interests in various LLCs in Colorado and California and holds minority interest in three LLCs as of December 31, 2003. PRI helped to form one new LLC during the year ended December 31, 2002 whereby the LLC raised $198,800 in total capital of which PRI contributed $26,250. In addition, PRI sold certain medical equipment to the LLC for $145,000, plus sales tax and recorded a net gain on the sale of $118,734 in 2002, which is included in the gain on sale of assets in the accompanying statement of operations. During 2003, PRI withdrew from and dissolved four of its LLCs, and resigned as the manager for one LLC, which was assumed by other third party partners. In connection with the dissolution of four LLCs, PRI wrote-off a total of $124,336 against its allowance for uncollectible balances.

     As of December 31, 2003 in accordance with the Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entitites" the Company accounted for its equity investments in its two remaining LLCs under the full consolidation method whereby transactions between the the Company and LLCs have been eliminated through consolidation. The Company previously utilized the equity method of accounting for its investments in such LLCs. For the year ended December 31, 2002 the Company recorded equity in losses of $(5,508) from its ownership interest in such LLCs. For the year ended December 31, 2002 the Company earned fees for management, operational and other services of $1,191,280 and billed such LLCs $208,341 for reimbursable operating expenses incurred during the year ended December 31, 2002. Amounts due from the LLC's at December 31, 2002 was $121,543, which is recorded under "due from related parties" in the accompanying consolidated balance sheets. "See Management's Discussion and Analysis of Financial Condition and Results of Operations."

Other Investments

     As discussed herein, prior to Emergent's acquisition of PRI Medical in July 2001 it acted as a merchant banking firm seeking opportunities and sources of funding and, with investors' money and/or Emergent's own capital, financing expected growth of its clients or facilitating transactions for them. During the course of these activities Emergent's largest investment of $2,000,000 was made in March 2000 in the securities of Stonepath Group Inc. ("Stonepath") (formerly Net Value Holdings Inc.), an investment made on Emergent's behalf by a related party. As of December 31, 2003 and 2002, the Company recognized a realized loss on this investment of $-0- and $(1,732,573), respectively. See "Item 13" for disclosure of a legal proceeding commenced by the Company against Stonepath.

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

POTENTIAL EXPOSURE TO LIABILITY

     Physicians, hospitals and other providers in the healthcare industry are subject to lawsuits, which may allege medical malpractice or other claims. Many of these lawsuits result in substantial defense costs and judgments or settlements. The Company does not engage in the practice of medicine, nor does it control the practice of medicine by physicians utilizing its services or their compliance with regulatory requirements directly applicable to such physicians or physician groups. However, the services the Company provides to physicians, including actions by its technicians, its establishment of protocols and its training programs, could give rise to liability claims. The Company may become involved in material litigation in the future and it is possible that a claim or claims arising from such litigation might exceed the Company's insurance coverage. Currently, the Company's product liability insurance coverage expires in April 2005. In the future, the Company may not be able to maintain such insurance coverage or obtain new coverage in the future.

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

EMPLOYEES

     As of February 29, 2004, the Company employed 78 full-time persons (including three executive officers), 52 of whom were involved in operations activities (most of these were active as field technicians), 12 of whom were involved in sales and marketing, and 14 of whom were involved in administration, information technology, and accounting. In addition, the Company may employ part-time and occasional employees as technicians to handle overload situations. None of our employees are represented by collective bargaining agreements. The Company believes that its employee relations are good.

Item 2.  Description of Properties
----------------------------------

     The Company leases approximately 14,400 square feet of office/warehouse space for its operations and headquarters in Glendale, California. The lease agreement currently provides for monthly rent of $13,541, plus reimbursements for property taxes and insurance, and is subject to annual increases based on increases in the Consumer Price Index. The lease expires in July 2006 and provides for an option to renew for an additional five years. The Company also leases an aggregate of approximately 4,000 square feet of space for its field and sales office under operating lease agreements that expire on various dates through May 2007 in Northern California, Colorado and Utah. We believe our present facilities will be adequate for our reasonably foreseeable needs.

Item 3.   Legal Proceedings
---------------------------

Stonepath Group, Inc.

     In October 2000, a related party of Emergent (the "plaintiff") commenced an action on behalf of Emergent against Stonepath Group, Inc. and two of its officers in the United States District Court for the Southern District of New York. The action was for negligence and fraud under the federal securities laws and common law to recover its investment in Stonepath. On April 15, 2002, the court dismissed the plaintiff's amended Complaint without leave to amend. Emergent filed an appeal of the court's decision and on September 4, 2003, the United States Court of Appeals for the Second Circuit affirmed in part and reversed in part the dismissal by the District Court of the action commenced by Emergent against Stonepath. The Court of Appeals reversed the dismissal and reinstated that part of the complaint which was based upon the alleged failure to disclose the relationship between Stonepath and its former President and Chief Executive Officer, with an individual who had been barred for life by the NASD. However, the Court of Appeals affirmed and let stand the dismissal of that part of Emergent's complaint which alleged that Stonepath misrepresented the value of its assets. Discovery is presently proceeding in the portion of Emergent's action which was reinstated by the Court of Appeals.

Citicorp Vendor Finance, Inc.

     On April 25, 2002, Citicorp Vendor Financial, Inc. filed suit against PRI and PRI Medical for breach of contract in Superior Court of California, County of Los Angeles. This lawsuit seeks to recover $655,916 plus interest and late charges in connection with amounts due under certain equipment lease agreements. The Company reached a settlement with Citicorp in November 2002, whereby, the Company agreed to pay Citicorp a total of $400,000 in full settlement of the claim in various installments, with the balance being paid in full by March 1, 2004. As part of the settlement, Citicorp has agreed that PRI may sell the equipment under the equipment lease agreement but must transmit to Citicorp all proceeds from the sale in excess of $225,000. The settlement further stipulates in event of non-payment, Citicorp can petition the court for an entry of judgment against PRI. As of March 2004 the Company has fully paid this obligation.

General Electric

     Beginning in 1999, the Company's subsidiaries entered into 39 personal property sales contracts to purchase from General Electric certain medical equipment. The total amount the Company owed to General Electric as of May 21, 2002 was $2,399,487. The Company reached a settlement with General Electric in June 2002 and entered into a Stipulation of Settlement for entry of judgment which would be filed in Superior Court of the State of California, County of Los Angeles only if there is a default which is not cured. Pursuant to the settlement agreement, the Company agreed to return certain equipment to General Electric and to make sixty (60) monthly payments of $18,013 for a total of $1,080,781. In the event the Company fails to make all required payments when due, and an event of default occurs which is not cured, the Company would owe General Electric the original amount due under 39 personal sales contracts. The Company is current in making all required payments under the settlement agreement and substantially all of the equipment has been returned.

     In addition to the matters noted above, from time to time, we may become involved in litigation arising out of operations in the normal course of business. As of the filing date of this Form 10-KSB, we are not a party to any pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results or financial position.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------

           Our common stock was traded on the OTC Bulletin Board under the symbol "EMGR" before being removed from listing in May 2002 due to the late filing of our Form 10-K for the year ended December 31, 2001. In 2003, we obtained a new listing of our Common Stock on the OTC Bulletin Board, currently under the symbol "EMGP." Our Common Stock trades on a limited and sporadic basis on the Bulletin Board in the Over-the-Counter Market. The following table sets forth the range of high and low closing prices of our Common Stock for the periods indicated.

   Quarters Ended                                       High             Low

   March 31, 2002..................................     .06              .01
   June 30, 2002...................................     .035             .005
   September 30, 2002..............................     .03              .0001
   December 31, 2002...............................     .01              .0001
   March 31, 2003..................................      N/A              N/A
   June 30, 2003...................................      N/A              N/A
   September 30, 2003..............................      N/A              N/A
   December 31, 2003...............................     .11              .11
   ----------
   N/A - Not available due to a lack of trading in our Common Stock.

     All  quotations  reflect  inter-dealer  prices,   without  retail  mark-up,
markdown or commissions, and may not necessarily represent actual transactions.

     As of February 29, 2004, there were 1,501 holders of record of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name. The Company's transfer agent is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, NY 10038.

Dividend Policy

     We have never paid any cash dividends and intend, for the foreseeable future, to retain any future earnings for the development of our business. Our Board of Directors will determine our future dividend policy on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

Recent Sales of Unregistered Securities

     During the year ended December 31, 2003, the Company made the sales or issuances of unregistered securities listed in the table below. It should be noted that in April 2003, the Company filed a Form S-8 Registration Statement to register the issuance of shares of Common Stock pursuant to its 2002 and 2001 Employee Benefit Plans. Further, the 61,001 shares issued in the first quarter of 2003 to BJH Management, LLC which is reported in the table below was to correct a typographical error in an agreement dated December 30, 2002 and was previously reported in Item 5 of the Company's Form 10-K for the fiscal year ended December 31, 2002 as part of the overall issuance of 348,575 shares.

                                                  Consideration Received
                                                  and Description of
                                                  Underwriting or Other                        If Option, Warrant
                                                  Discounts to Market                          or Convertible
                                                  Price or Convertible    Exemption from       Security, terms of
Date of Sale   Title of Security  Number Sold     Security, Afforded to   Registration         exercise or
                                                  Purchasers              Claimed              conversion
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
02/27/03       Common Stock       61,001 shares  Services rendered; no     Section 4(2)         Not applicable.
                                                 commissions paid
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
02/03/03       Common Stock       6,250          Stock Option Plan; no     This stock option    10-year Options were
                                  shares         cash received; no         plan was             granted to
                                                 commissions paid          registered on a      employees, directors
                                                                           Form S-8             and consultants and
                                                                           Registration         at $.40 per share;
                                                                           Statement in April   Options generally
                                                                           2003.                vest in five equal
                                                                                                annual installments
                                                                                                commencing on the
                                                                                                date of grant expire
                                                                                                ten  years from date
                                                                                                of grant.
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
06/27/03       Subordinated       $1,000,000     $1,000,000 paid by        Section 4(2),        Principal of Notes
               Notes                             lenders; no commissions   Rule 506             and accrued interest
                                                 paid                                           automatically
                                                                                                converted into
                                                                                                2,525,000 shares on
                                                                                                8/29/03.
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
08/29/03       Common Stock       2,525,000      Conversion of Notes and   Section 3(a)(9)      Not applicable
                                  shares         interest totaling
                                                 $1,010,000; no
                                                 commissions paid
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------

Item 6.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations
         ---------------------
     The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-KSB. All statements contained herein that are not historical facts, including, but not limited to, statements regarding anticipated future capital requirements, our future plan of operations, our ability to obtain debt, equity or other financing, and our ability to generate cash from operations, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties that may cause the Company's actual results in future periods to differ materially from forecasted results.

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

     Revenue Recognition. We are required to make judgments based on historical experience and future expectations, as to the realizability of goods and services billed to our customers. These judgments are required to assess the propriety of the recognition of revenue based on Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," and related guidance. We make such assessments based on the following factors: (a) customer-specific information, and (b) historical experience for issues not yet identified.

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

Overview

     Emergent Group Inc. ("Emergent") is the parent company of PRI Medical, its wholly owned and only operating subsidiary. PRI Medical primarily conducts its business through its wholly owned subsidiary, PRI. Emergent, PRI Medical and PRI are referred to collectively hereinafter as the "Company." PRI is a provider of mobile surgical equipment, on a fee for service basis, to hospitals, surgical care centers and other health care providers. PRI serves both large and small health care providers and makes mobile surgical services available to its customers by providing this equipment on a per procedure basis to hospitals, out patient surgery centers, and physician offices. PRI provides mobile lasers and other surgical equipment with technical support required to ensure the equipment is working correctly. PRI also provides a limited amount of general equipment on a rental basis to hospitals and surgery centers, although PRI began winding down this area of business in late 2001 in order to focus on its core surgical equipment rental/services business. Revenues from the rental of general equipment was $168,082 and $580,090 for the years ended December 31, 2003 and 2002, respectively. Revenues from this activity will continue to decrease in future periods. In connection with an independent valuation of its goodwill, the Company recognized a write-down of $-0- and $2,100,955 of goodwill for the years ended December 31, 2003 and 2002, respectively, due to impairment. The goodwill was initially recorded in connection with Emergent's acquisition of PRI Medical in July 2001.

Results of Operations

         The following table sets forth certain selected condensed consolidated statement of operations data for the periods indicated:

Statement of Operations Data

                                                                             Year Ended December 31,
                                                                ---------------------------------------------------
                                                                     2003           %          2002             %
                                                                ----------------   ----  ------------------   ----
Revenue                                                              $9,978,440    100%      $  9,096,967     100%
Cost of goods sold                                                    6,415,704     64%         5,434,923      60%
                                                                ----------------   ----  ------------------   ----
Gross profit                                                          3,562,736     36%         3,662,044      40%

Selling, general, and administrative expenses                         3,389,415     34%         3,826,334      42%
Impairment of goodwill                                                        -      0%         2,100,955      23%
                                                                ----------------   ----  ------------------   ----
Income (loss) from operations                                           173,321      2%        (2,265,245)    -25%

Other (expense)                                                        (150,825)    -2%        (1,961,948)    -22%
                                                                ----------------   ----  ------------------   ----
Income (loss) before provision for income taxes,
    minority interest and extraordinary item                             22,496      0%        (4,227,193)    -46%
Provision for income taxes                                                    -      0%                 -       0%
                                                                ----------------   ----  ------------------   ----
Income (loss) before minority interest and
    extraordinary item                                                   22,496      0%        (4,227,193)    -46%
                                                                ----------------   ----  ------------------   ----
Minority interest in net income of consolidated
    limited liability companies                                         108,590      1%                 -       0%
                                                                ----------------   ----  ------------------   ----
Net income (loss) before extraordinary item
Extraordinary item                                                      (86,094)    -1%        (4,227,193)    -46%
     Gain on forgiveness of debt, net of tax                            144,399      1%         2,468,754      27%
                                                                ----------------   ----  ------------------   ----
Net income (loss)                                                     $  58,305      1%      $ (1,758,439)    -19%
                                                                ================   ====  ==================   ====

     The condensed consolidated financial statements of the Company for the periods ended December 31, 2003 and 2002 reflect net income (losses) of $58,305 and $(1,758,439), respectively, on net revenues of $9,978,440 and $9,096,967, respectively. In addition, in late 2001 the Company decided to discontinue rental of general medical equipment to hospitals and physicians, which accounted for approximately 2% and 6% the years ended December 31, 2003 and 2002, respectively.

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

     The Company generated revenues of $9,978,440 in 2003 compared to $9,096,967 in 2002. The increase in revenues in 2003 of $881,473, or 9.7% is primarily due to a net increase in revenues from our various advanced and base surgical procedures. In addition, we consolidated two limited liability companies for the year ended December 31, 2003 resulting in additional net revenues of $209,085. The increase in revenues was offset by a decease of $412,008 in revenue from our general medical equipment rental activities which is being phased out.
Approximately 85% and 75% of revenues for 2003 and 2002, respectively, were generated from our mobile surgical equipment services with the balance primarily generated from cosmetic services and non-surgical equipment rentals.

     Cost of goods sold of was $6,415,704 in 2003 compared to $5,434,923 in 2002. The increase in cost of goods sold of $980,781 or 18.0% for 2003 is due to increases in disposable costs, maintenance and repair of equipment and vehicles and depreciation expense. Disposable costs increased as a result of a change in the mix of surgical procedures rendered to customers whereby a greater number of advanced technology procedures were performed in 2003 compared to 2002. The disposable items used in these procedures such as fibers and kits have a higher per unit cost compared to older laser technologies. In addition, depreciation and amortization expense included in cost of goods sold increased by $164,568 in 2003 compared to 2002 primarily as a result of increased capital expenditures in 2003. Such increases were partially offset by decreases in payroll and related costs and property taxes, among others, as a result of cost control efforts. Costs of good sold primarily consist of payroll costs and related expenses for technicians, cost of disposables consumed, insurance costs and other operating costs incurred in rendering such services.

     Gross profit from operations was $3,562,736 in 2003 compared to $3,662,044 in 2002. Gross profit as a percentage of revenues was 36% in 2003 compared to 40% for 2002. The decrease of 4% in our gross profit margins primarily related to the mix of surgical procedures performed, higher depreciation and amortization expense in 2003 compared to 2002, and due to a decrease of $412,008 in higher margin revenues from general medical equipment rentals, due to the winding down of this area of our business. The gross margins on advanced technology surgical procedures are generally lower than the margins on older technology due to higher per unit costs for disposables. Gross margin rates will vary from period to period depending upon various factors including product and services mix, pricing considerations, and equipment and technician utilization rates. The gross margin for 2003 is not necessarily indicative of the margins that may be realized in future periods.

     Selling, general and administrative expenses were $3,389,415 in 2003 compared to $3,826,334 in 2002. The decrease of $436,919 or 11.4% in selling, general and administrative expenses are primarily related to a decrease in general and administrative expenses, due to decreases in consulting and accounting and audit expenses. The decrease in consulting and accounting and audit expenses in 2003 relate to the fact that such services significantly declined after the completion of our restructuring activities in late 2002. The decrease in consulting expense was partially offset by an increase of $272,523 in payroll and related costs due to the fact that two consultants joined our company as executive officers in February 2003; therefore, their compensation was classified as payroll costs in 2003 versus consulting expense in 2002. In addition, the increase in compensation expense of $272,523 includes $107,121 of non-cash compensation expense to two executive officers in connection with the issuance of 535,606 shares of common stock in connection with the exercise of certain anti-dilution rights pursuant to an agreement entered into in December 2002. Selling, general and administrative expenses as a percent of revenue was 34% in 2003 compared to 42% in 2002. We anticipate that selling, general and administrative expenses as a percentage of revenues will continue to show moderate improvement as we continue to monitor and improve our cost control policies and procedures.

     The Company recognized goodwill impairment charges of $-0- and $2,100,955 for 2003 and 2002, respectively. The write-down of $2,100,955 for 2002 is due to impairment based on an independent valuation of this asset. The Company will continue to review the value of its tangible and intangible assets in accordance with SFAS No. 142 in the future as events and circumstances warrant and it may be required to record additional impairment charges if the carrying amount of its assets is deemed to be unrecoverable.

     Other expenses were $150,825 in 2003 compared to $1,961,948 in 2002. The decrease primarily relates to the fact that the Company recognized a realized loss on investment securities of $1,732,573 in 2002 while no such loss were incurred in 2003. The realized loss on investment securities in 2002 related to the disposition of the investment in Stonepath, which was purchased by Emergent in 2000 as discussed elsewhere in the Form 10-KSB. In addition, net interest expense decreased by $278,588 in 2003 offset by a decrease in gain on the sale of assets of $122,962. The decrease in interest expense relates to lower overall debt balances in 2003 compared to 2002 due to our restructuring during 2002 and to principal payments in 2003. The gain on sale of assets decreased to $40,918 in 2003 compared to $163,880 in 2002. The decrease in gain on sale of assets relates to wind-down of our general rental equipment business which started in early 2002. From January 1, 2002 to December 31, 2002, the Company sold general rental equipment with an aggregate net book value of $504,044 and had recognized net gains on such dispositions of approximately $163,880. The Company expects to continue its disposition activities until all such general rental equipment is sold.

     The minority interest in net income of limited liability companies of $108,590 in 2003 relates to the consolidation of two entities in which we hold an equity investment interest. As of December 31, 2003 in accordance with the Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" the Company accounted for its equity investments in these entities under the full consolidation method. The Company previously utilized the equity method of accounting for such investments. During 2003 the Company dissolved four of its LLCs and transferred the management of one LLC to third party members. For the year ended December 31, 2002 the Company recorded equity in losses of $(5,508) from its ownership interest in such LLCs, which is included in other expense in the accompany statement of operations.

     The Company recognized a gain on forgiveness of debt, net of tax, of $144,399 in 2003 compared to $2,468,754 in 2002. Such gains are presented as extraordinary items in the accompanying consolidated statement of operations for the years ended December 31, 2003 and 2002. As discussed elsewhere in this Form 10-KSB, in order to improve our financial condition and to avoid a possible bankruptcy filing, during the first quarter of 2002 we began the process of renegotiating substantially all of our outstanding debt, lease, and trade obligations with our key creditors. The gains on forgiveness of debt is directly related to the results of these efforts. As of December 31, 2002, such restructuring efforts were substantially completed. However, a small number of debt renegotiations occurred during 2003 resulting in the net gain on forgiveness of debt of $144,399.

     The Company's net income (loss) was $58,305 in 2003 compared to $(1,758,439) in 2002. The net income (loss) per share was $0.02 and $(1.32) for 2003 and 2002, respectively. Basic and fully diluted shares outstanding were 2,684,339 and 1,336,904 for 2003 and 2002, respectively. No provision for income taxes is provided for in 2003 and 2002 due to the availability of net operating loss carryforwards.

Recently Issued Accounting Pronouncements

     Between April 2002 and May l, 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No.145 through SFAS No. 150. These pronouncements and any anticipated effect on us are described in Note 2 in the notes to our consolidated financial statements, which are incorporated herein by reference to
Item 7.

Liquidity and Capital Resources

     In early 2002 we began the process of renegotiating substantially all of our outstanding debt, lease, and trade obligations with our key creditors in an effort to improve our financial condition and to avoid a possible bankruptcy filing. As of December 31, 2002, these efforts were substantially completed whereby we had renegotiated outstanding debt and lease obligations with principal balances outstanding as of December 31, 2001 of $5,036,449 and had recorded net gains on forgiveness of debt of $2,104,034. The restructured debt and lease obligation agreements provided, in some cases, for the return of equipment used to collateralize such obligations, and certain periodic and monthly installment payments for the balance of such obligations. In connection with our renegotiations with creditors during 2002 we returned equipment with a net book value of $1,530,747. Generally, in the event of default by the Company we are required to repay all amounts previously forgiven and all amounts then outstanding are accelerated and become immediately due and payable.

In addition, we renegotiated outstanding trade debt with our major vendors in the amount of $458,683 and have recorded gains on forgiveness of vendor debt in the amount of $364,720 as of December 31, 2002. In addition, a small number of debt renegotiations with vendors occurred during 2003 resulting in the gain on forgiveness of debt of $144,399. As of the filing date of this Annual Report on Form 10-KSB, we are in compliance with the terms and conditions of our renegotiated debt agreements.

     In June 2003, the Company raised proceeds of $951,611, net of offering costs of $48,389, from the private placement of its Subordinated Convertible Promissory Notes (the "Notes"). Such Notes were generally sold in increments of $20,000 (50 units) each. Certain officers and directors of the Company and members of law firms who have acted in a legal capacity to the Company purchased Notes totaling $700,000. Notes totaling $300,000 were purchased by other accredited investors. The Notes provided for interest at 6% per annum payable at the earlier of the maturity date of December 31, 2003, or upon conversion or redemption. Pursuant to the terms and conditions of the Notes, the Notes were automatically converted into 2,500,000 shares of the Company's common stock on August 29, 2003, concurrent with the effective date of a one for forty reverse split of the Company's common stock. An additional 25,000 common shares were issued to note holders in satisfaction of $10,000 of accrued interest on the Notes at $.40 per share.

     In October 2003, BJH Management, which is owned by an executive officer of the company, exercised its anti-dilution rights under a Stock Issuance Agreement entered into in December 2002. Pursuant to the agreement, the Company issued 535,606 common shares to BJH as a result of the private placement transaction discussed in the preceding paragraph. BJH concurrently assigned such shares to its sole shareholder and one associate who now serve as executive officers of the Company. In lieu of payment for the exercise, the Company issued such shares to BJH in return for its agreement to terminate any further anti-dilution rights over the remaining term of the Stock Issuance Agreement. The exercise price for such shares of $107,121 is recorded as compensation expense for the year ended December 31, 2003 and is included in selling, general and administrative expense in the accompanying consolidated statement of operations.

     In May 2003, the Company entered into an agreement with the owner ("Seller") of a small mobile cosmetic laser company to purchase its customer list as well as to enter into a covenant not-to-compete. The purchase price of $50,000 was paid in June 2003 of which $40,000 was allocated to the customer list and $10,000 was allocated to the covenant not-to-compete both of which are being amortized on a straight-line basis over five years. The Company also agreed to make additional payments to the Seller for a period of eighteen months based on future revenues resulting from the acquired customer list. The Company incurred additional costs of $27,005 under this agreement for the year ended December 31, 2003. Such amounts, as incurred, are being amortized over the remaining life of the customer list and non-compete agreements. Amortization expense for the covenant not-to-compete and customer list amounted to $8,832 for the year ended December 31, 2003.

     At December 31, 2003 we had a bank loan (the "Bank Term Loan") outstanding in the amount of $399,775. The loan agreement, as amended provides for, among other things, monthly interest payments at the prime rate (4% as of December 31, 2003) plus 2%, and monthly principal payments of $16,667. In addition, the amended agreement waives compliance with all financial covenants through and including December 31, 2003. The loan was due in March 2004, however, in March 2004, the lender extended the maturity date of the bank loan to January 31, 2005 .. Other terms and conditions of the bank loan agreement remain unchanged. We also have an outstanding bank line of credit (the "Bank Line of Credit") in the amount of $750,000 with the same lender. The line of credit agreement, as amended provides for, among other things, monthly interest payments equal to prime (4% as of December 31, 2003) plus 2% and establishes the a borrowing base equal to 75% of eligible receivables, as defined, and is due and payable on April 30, 2004. The line of credit agreement was fully drawn as of the filing of this Form 10-KSB, therefore, is not available for use. Both the

Bank Term Loan and the Bank Line of Credit agreements are collateralized by accounts receivable, inventory and a general security interest in the assets of the Company that do not serve as collateral for other lenders. In addition, the amended agreement waives compliance with all financial covenants through and including December 31, 2003. In March 2004, the lender agreed to extend the bank line of credit for ten months to January 31, 2005. In addition, the bank line of credit agreement, as amended, requires the pay-down of the line of credit by $250,000 on or before October 1, 2004. All other terms and conditions of the agreement remain unchanged.

     The Bank Line of Credit and Bank Term Loan prohibit the payment of cash dividends and require us to maintain certain levels of net worth and to generate certain ratios of cash flows to debt service. Although the Company was not in compliance with certain debt convenants as of December 31, 2003, the lender has waived such non-compliance through and including December 31, 2003. The bank loan facilities are classified as current liabilities in the accompanying balance sheet as of December 31, 2003.

     The Company had cash and cash equivalents of $690,331 at December 31, 2003. Cash provided by operating activities for the year ended December 31, 2003 was $911,725. Such amount primarily related to the inclusion in net income of certain non-cash items including, depreciation and amortization of $820,726 and a net increase in working capital. Cash used in investing activities amounted to $844,897 due to the purchase of property and equipment of $739,021 and cash paid to limited liability companies of $154,328 offset by proceeds form the sale of property and equipment of $48,452. Cash used by financing activities of $333,739, was primarily the result of the pay down of debt and lease obligations of $919,149 and payments of $358,700 on our bank line of credit. Such payments were offset by net proceeds of $951,610 from the private placement of convertible promissory notes during 2003. Such notes were converted into common stock of the Company in August 2003 as discussed herein.

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

     We anticipate that our future liquidity requirements will arise from the need to finance our accounts receivable and inventories, and from the need to fund our current debt obligations and capital expenditures. The primary sources of funding for such requirements will be cash generated from operations, raising additional capital from the sale of equity or other securities, borrowings under debt facilities and trade payables. The Company believes that it can generate sufficient cash flow from these sources to fund its operations for at least the next twelve months.

RISK FACTORS

WE HAVE INCURRED LOSSES AND MAY CONTINUE TO INCUR LOSSES.

     We  incurred  net  losses  before   extraordinary  item  of  $(86,094)  and
$(4,227,193) for the years ended December 31, 2003 and 2002, respectively. The net loss for 2002 was comprised of a loss from operations of $(2,265,245), and a realized loss on the sale of investments of $1,732,573. As discussed elsewhere in this Form 10-KSB, Management devoted significant time and attention to the Company's financial restructuring efforts throughout 2002 with most of these efforts being substantially completed by December 2002. The operating loss in 2002 was largely attributable to the financial difficulties addressed in the restructuring efforts. In 2003 management focused more of its time and attention on continuing to improve sales volume, operational efficiencies and cost controls, which resulted in large part to the improvement in operating performance in 2003. Although the Company showed significant improvement in its operating performance during 2003, there can be no assurances that we will continue to achieve positive operating results in future periods.

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

WE MAY NEED SUBSTANTIAL ADDITIONAL FINANCING TO ACHIEVE OUR STRATEGIC GOALS AND TO RETIRE DEBT.

     Much of our future growth depends upon our ability to expand our customer base and on our ability to acquire new technologies related to medical surgical equipment. Such endeavors will require additional capital resources. In addition, we will need to generate funds to meet our existing debt, lease and vendor obligations. These initiatives may require us to raise significant sums of additional capital, which may or may not be available. In addition, raising additional capital may result in substantial dilution to existing shareholders. Although we were successful in generating net proceeds of $951,611 through a private placement of our common stock in 2003, we can provide no assurances that such financing will be available to us in the future on satisfactory terms, if at all.

OUR BUSINESS IS SUBJECT TO ADVERSE CHANGES IN GOVERNMENT REGULATION.

     Many aspects of our business in delivering surgical equipment and related services may be impacted by changes in federal and state regulations. We could encounter difficulties in meeting the requirements of new or changing regulations. In addition, certain of our customers are subject to the Medicare reimbursement rules and regulations as well as similar state-level regulations. Our business could be negatively impacted if such customers were found to be non-compliant with such regulations and/or ineligible for such reimbursements.

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

THERE MAY NOT BE AN ACTIVE TRADING MARKET FOR OUR STOCK.

     In the past and currently, there has been an irregular and relatively illiquid public market for our common stock. There can be no assurances that an established public market for our Common Stock will develop in the future. This may make it difficult for you to sell your shares of our common stock.

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

IF WE LOSE SENIOR MANAGEMENT AND KEY EMPLOYEES ON WHOM WE DEPEND, OUR BUSINESS COULD SUFFER.

     Effective December 30, 2002, we entered into 18- month employment contracts with Bruce J. Haber and Louis Buther who are key employees and officers of the Company. Their agreements were recently extended by the Board of Directors through the close of business on June 30, 2005. We currently do not have "key-person" life insurance policies to cover the lives of Messrs. Haber and Buther or any other key employees. The ability to continue to attract and retain highly skilled personnel will be a critical factor in determining our future success. Competition for highly skilled personnel is intense and we may not be successful in attracting, assimilating or retaining qualified personnel to fulfill current or future needs. If we cannot recruit, train, retain and effectively manage key employees, our business, profitability and growth prospects could suffer.

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

Forward-Looking Statements

     The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of our Company. Our Company and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in this report and other Company filings with the Securities and Exchange Commission and in our reports to stockholders. Statements that relate to other than strictly historical facts, such as statements about the Company's plans and strategies and expectations for future financial performance are forward-looking statements within the meaning of the Act. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "will" and other similar expressions identify forward-looking statements. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance, and speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. See Risk Factors for a discussion of events and circumstances that could affect our financial performance or cause actual results to differ materially from estimates contained in or underlying our forward-looking statements.

Item 7.  Financial Statements
-----------------------------
                                          EMERGENT GROUP INC. AND SUBSIDIARIES
                                             CONSOLIDATED FINANCIAL STATEMENTS
                                FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                          EMERGENT GROUP INC. AND SUBSIDIARIES
                                                                      CONTENTS
                                                             December 31, 2003
------------------------------------------------------------------------------
                                                                          Page

INDEPENDENT AUDITOR'S REPORT                                                F1

CONSOLIDATED FINANCIAL STATEMENTS

       Consolidated Balance Sheets                                     F2 - F3

       Consolidated Statements of Operations                           F4 - F5

       Consolidated Statements of Shareholders' Equity                      F6

       Consolidated Statements of Cash Flows                           F7 - F9

       Notes to Consolidated Financial Statements                    F10 - F29

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders
Emergent Group Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Emergent Group Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emergent Group Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
March 2, 2004, except
 for Note 15 as to which
 the date is March 31, 2004

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                                                      Consolidated Balance Sheet
                                  For the Years Ended December 31, 2003 and 2002

                                     ASSETS

                                                                                     2003                 2002
                                                                                ------------          ------------
Current assets
     Cash                                                                       $   690,331           $   957,242
     Accounts receivable, net of allowance for doubtful
        accounts of $32,602 and $73,650, respectively                             1,328,968             1,306,055
     Due from related parties, net                                                        -               121,543
     Inventory, net                                                                 343,893               295,069
     Prepaid expenses                                                               102,623               265,062
     Income tax receivable                                                                -                 4,830
                                                                                ------------          ------------
            Total current assets                                                  2,465,815             2,949,801

Equity investment in limited liability companies                                          -                31,134
Property and equipment, net                                                       2,115,823             1,888,688
Goodwill, net                                                                       779,127               779,127
Deposits                                                                            132,416                72,539
Finance fees, net of accumulated amortization
        of $198,729 and $176,011, respectively                                       20,267                60,483
                                                                                ------------          ------------

Total assets                                                                    $ 5,513,448           $ 5,781,772
                                                                                ============          ============

                 The accompanying notes are an integral part of
                           these financial statements.

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                                          Consolidated Balance Sheet (continued)
                                  For the Years Ended December 31, 2003 and 2002

                 LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                     2003                 2002
                                                                                ------------          ------------
Current liabilities
     Line of credit                                                             $   750,000           $ 1,108,700
     Current portion of capital lease obligations                                   311,292               677,973
     Current portion of notes payable                                               584,441               807,908
     Accounts payable                                                               528,363               544,835
     Accrued expenses                                                               787,328             1,053,243
                                                                                ------------          ------------
        Total current liabilities                                                 2,961,424             4,192,659

Capital lease obligations, net of current portion                                   189,002               368,618
Notes payable, net of current portion                                               495,770               657,833
                                                                                ------------          ------------
            Total liabilities                                                     3,646,196             5,219,110
                                                                                ------------          ------------

Minority Interest                                                                   177,555                     -

Shareholders' equity
     Common stock, $0.04 par value
        100,000,000 shares authorized;
        4,744,551 and 1,622,945 shares issued and
            outstanding                                                             189,782                64,918
     Committed common stock, 61,000 shares                                                -                 2,440
     Additional paid-in capital                                                  14,488,090            13,541,784
     Accumulated deficit                                                        (12,988,175)          (13,046,480)
                                                                                ------------          ------------
               Total shareholders' equity                                         1,689,697               562,662
                                                                                ------------          ------------

 Total liabilities and shareholders' equity                                     $ 5,513,448           $ 5,781,772
                                                                                ============          ============

                 The accompanying notes are an integral part of
                           these financial statements.

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                                           Consolidated Statements of Operations


                                                                    Year Ended
                                                                    December 31,
                                                         -----------------------------------
                                                              2003                2002
                                                         --------------        -------------
Revenue                                                  $   9,978,440         $  9,096,967
Cost of goods sold                                           6,415,704            5,434,923
                                                         --------------        -------------

Gross profit                                                 3,562,736            3,662,044
Selling, general, and administrative
     expenses                                                3,389,415            3,826,334
Impairment of goodwill                                               -            2,100,955
                                                         --------------        -------------

Income (Loss) from operations                                  173,321           (2,265,245)
                                                         --------------        -------------

Other income (expense)
     Interest expense                                         (177,123)            (455,711)
     Loss in net investment in limited
        liability companies                                    (24,053)              (5,508)
     Realized loss on investment securities                          -           (1,732,573)
     Gain on disposal of property and
        equipment                                               40,918              163,880
     Other income, net                                           9,433               67,964
                                                         --------------        -------------

            Total other income (expense)                      (150,825)          (1,961,948)
                                                         --------------        -------------

Income (Loss) before provision for income
     taxes, minority interest and extraordinary item            22,496           (4,227,193)
Provision for income taxes                                           -                    -
                                                         --------------        -------------

Income (Loss) before minority interest and
extraordinary item                                              22,496           (4,227,193)

                 The accompanying notes are an integral part of
                           these financial statements.

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                               Consolidated Statements of Operations (continued)


                                                                    Year Ended
                                                                    December 31,
                                                         -----------------------------------
                                                              2003                2002
                                                         --------------        -------------
Minority interest in net income of consolidated
limited liability companies                                   (108,590)                   -
                                                         --------------        -------------

Income (loss) before extraordinary item                        (86,094)          (4,227,193)
                                                         --------------        -------------

Extraordinary item
     Gain on forgiveness of debt, net of tax                   144,399            2,468,754
                                                         --------------        -------------

Net income (loss)                                        $      58,305         $ (1,758,439)
                                                         --------------        -------------

Basic and diluted earnings (loss) per share:
        Before extraordinary item                        $       (0.03)        $      (3.16)
        Extraordinary item                                        0.05                 1.85
                                                         --------------        -------------
            Total basic and diluted earnings
               (loss) per share                          $        0.02         $      (1.32)
                                                         ==============        =============

Basic and diluted weighted-average
     shares outstanding                                      2,684,339            1,336,904
                                                         ==============        =============

                 The accompanying notes are an integral part of
                           these financial statements.

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                                 Consolidated Statements of Shareholders' Equity For the Years Ended December 31, 2003 and 2002


                               (As restated for stock split)
                                          1:40                                           Accumulated
                                --------------------------                                  Other
                                       Common Stock        Committed     Additional        Compre-
                                       ------------          Common       Paid-In          hensive        Accumulated
                                  Shares       Amount         Stock       Capital           Loss            Deficit          Total
                                -----------  -----------   ----------    -------------   --------------   -------------  -----------
Balance, December 31, 2001       1,326,121   $   53,045    $       -     $ 13,442,154    $  (1,732,573)   $(11,288,041)  $  474,585
   Conversion of promissory
    notes to common stock            9,250          370            -           99,630                -               -      100,000
   Common stock issued for
    services                       287,574       11,503        2,440                -                -               -       13,943
   Realized loss on investment
    securities                           -            -            -                -        1,732,573               -    1,732,573
   Net loss                              -            -            -                -                -      (1,758,439)  (1,758,439)
                                -----------  -----------   ----------    -------------   --------------   -------------  -----------

Balance, December 31, 2002       1,622,945       64,918        2,440       13,541,784                -     (13,046,480)     562,662

   Common stock issued for
    services (correction to
    number of sharees
    issued in 2002)                 61,000        2,440       (2,440)               -                -               -            -
   Conversion of promissory
    notes to common stock        2,500,000      100,000            -          900,000                -               -    1,000,000
   Offering costs incurred in
    private placement                    -            -            -          (48,390)               -               -      (48,390)
   Common stock issued for
    interest expense in
    connection with
    conversion of promissory
    notes to common stock           25,000        1,000            -            9,000                -               -       10,000
   Anti-dilution right issued
    to stockholder                       -            -            -            2,176                -               -        2,176
                                         -            -            -           (2,176)               -               -       (2,176)
   Common stock issued to
    officers for services          535,606       21,424            -           85,696                -               -      107,120
   Net income                            -            -            -                -                -          58,305       58,305
                                -----------  -----------   ----------    -------------   --------------   -------------  -----------

Balance, December 31, 2003       4,744,551   $  189,782    $       -     $ 14,488,090    $           -    $(12,988,175)  $1,689,697
                                ===========  ===========   ==========    =============   ==============   =============  ===========

                 The accompanying notes are an integral part of
                           these financial statements.

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                                           Consolidated Statements of Cash Flows
                                  For the Years Ended December 31, 2003 and 2002

                                                                      For the Year Ended
                                                                          December 31,
                                                                  ---------------------------
                                                                      2003           2002
                                                                  ------------  -------------
Cash flows from operating activities
     Net income (loss)                                            $    58,305   $ (1,758,439)
     Adjustments to reconcile net income
         (loss) to net cash provided by operating activities:
            Gain on disposal of property and
                equipment                                             (40,918)      (163,880)
            Gain on forgiveness of debt                              (144,399)    (2,468,754)
            Minority interest in net income of limited
                liability companies                                   108,590
            Realized loss on investment
                securities                                                  -      1,732,573
            Depreciation and amortization of
                property and equipment                                820,726        594,538
            Write off of loan fees, net                                     -         63,550
            Equity in net loss on investment in
                limited liability companies                            24,053          5,508
            Amortization of finance fees                               47,717         50,052
            Impairment of goodwill                                          -      2,100,955
            Issuance of stock for services
                performed                                             107,120         13,943
            Allowance for doubtful accounts                           (41,048)        13,397

                 The accompanying notes are an integral part of
                      these financial statements.

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                               Consolidated Statements of Cash Flows (continued)
                                  For the Years Ended December 31, 2003 and 2002

                                                                      For the Year Ended
                                                                          December 31,
                                                                  ---------------------------
                                                                      2003           2002
                                                                  ------------  -------------
            (Increase) decrease in
                Accounts receivable                                    18,135      1,959,323
                Due from related parties                              147,760     (1,399,625)
                Inventory                                             (48,824)       (40,098)
                Prepaid expenses                                      163,901        (58,630)
                Deposits and other assets                             (47,955)        14,135
            Increase (decrease) in
                Accounts payable                                       (9,559)      (187,141)
                Accrued expenses                                     (251,879)       501,802
                                                                  ------------  -------------

Net cash provided by operating activities                             911,725        973,209
                                                                  ------------  -------------

Cash flows from investing activities
     Purchase of property and equipment                               (739,021)     (119,442)
     Cash paid to limited liability companies                         (154,328)     (292,605)
     Proceeds from the sale of property and
         equipment                                                      48,452       615,603
     Proceeds from the sale of marketable
         securities                                                         -        267,427
                                                                  ------------  -------------

Net cash provided by (used in) investing activities                  (844,897)       470,983
                                                                  ------------  -------------

                 The accompanying notes are an integral part of
                           these financial statements.

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                               Consolidated Statements of Cash Flows (continued)
                                  For the Years Ended December 31, 2003 and 2002


                                                                      For the Year Ended
                                                                          December 31,
                                                                  ---------------------------
                                                                      2003           2002
                                                                  ------------  -------------
Cash flows from financing activities
     Proceeds from convertible notes payable, net                     951,610              -
     Payments on notes payable                                       (408,134)      (418,703)
     Payments on capital lease obligations                           (511,015)      (403,985)
     Payments for loan fees                                            (7,500)             -
     Payments on line of credit                                      (358,700)             -
     Net change in book overdraft                                           -       (146,427)
                                                                  ------------  -------------

Net cash used in financing activities                                (333,739)      (969,115)
                                                                  ------------  -------------

Net increase (decrease) in cash                                      (266,911)       475,077

Cash, beginning of period                                             957,242        482,165
                                                                  ------------  -------------

Cash, end of period                                               $   690,331   $    957,242
                                                                  ============  =============
Supplemental disclosures of cash
     flow information
         Interest paid                                            $   185,849   $    223,178
                                                                  ============  =============

                 The accompanying notes are an integral part of
                           these financial statements.

                                           EMERGENT GROUP INC AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                For the Years Ended December 31, 2003 and 2002
------------------------------------------------------------------------------

Supplemental schedule of non-cash investing and financing activities

During the year ended December 31, 2003, the Company:

     o issued 25,000 shares of common stock for interest expense of $10,000 in connection with the private placement transaction.

     o consolidated two limited liability companies with net property and equipment totaling $94,532

During the year ended December 31, 2002, the Company:

     o issued 9,250 shares of common stock for the conversion of a note payable of $100,000.

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

     o entered into debt re-negotiations with capital lease and note payable holders, resulting in the forgiveness of $3,208,037 of debt and $426,743 of accrued interest charges. In connection with these transactions, property and equipment with a net book value of $1,530,747 was returned to capital lease and note payable holders, resulting in a net gain of $2,104,033. The Company also entered into debt re-negotiations with several vendors, resulting in a gain on the forgiveness of debt of $364,721.

                                          EMERGENT GROUP INC. AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                             December 31, 2003


NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

     General
     Emergent Group Inc. ("Emergent") is the parent company of PRI Medical Technologies, Inc., formerly Medical Resources Management, Inc. ("PRI Medical"), its wholly owned and only operating subsidiary. PRI Medical was acquired by Emergent in July 2001. PRI Medical primarily conducts its business through its wholly owned subsidiary Physiologic Reps ("PRI"). Emergent, PRI Medical and PRI are referred to collectively hereinafter as the "Company." PRI Medical provides mobile laser/surgical services on a per procedure basis to hospitals, out-patient surgery centers, and physicians' offices. The lasers are provided with technical support to ensure that they operate correctly. PRI Medical also provides other medical equipment on a limited rental basis to hospitals and surgery centers although this business is being phased out.

     Purchase of Business and Covenant Not-To-Compete
     In May 2003, the Company entered into an agreement with the owner ("Seller") of a small mobile cosmetic laser company to purchase its customer list as well as a covenant not-to-compete. The purchase price of $50,000 was paid in June 2003 and the Company allocated $40,000 of the purchase price to the customer list and $10,000 to covenant not-to-compete. Both the customer list and covenant not-to-compete are being amortized on a straight-line basis over five years. The Company also agreed to make additional payments to the Seller for a period of eighteen months based on future revenues resulting from the acquired customer list. Amortization expense for the covenant not-to-compete and customer list amounted to $8,832 for the year ended December 31, 2003 and are included in the cost of goods sold in the accompanying statement of operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation
     The consolidated financial statements include the accounts of Emergent and its wholly owned subsidiaries. In addition, as of December 31, 2003 in accordance with the Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entitites" the Company has accounted for its equity investments in its two remaining limited liability companies under the full consolidation method. The Company previously utilized the equity method of accounting for its investments in such entities. All significant inter-company transactions and balances have been eliminated through consolidation.

     Revenue Recognition
     Revenue is recognized when the services are performed and billable. We are required to make judgments based on historical experience and future expectations, as to the reliability of goods and services billed to our customers. These judgments are required to assess the propriety of the recognition of revenue based on Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," and related guidance. We make such assessments based on the following factors: (a) customer-specific information, and (b) historical experience for issues not yet identified.

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

     Cash
     Cash consists of cash on hand and in banks. The Company maintains cash at several financial institutions. At times, such cash balances may be in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000. As of December 31, 2003 and 2002, uninsured portions of balances at those banks aggregated to $537,674 and $909,261, respectively. The Company has not experienced losses in such accounts and believes it is not exposed to any significant risk on cash.

     Inventory

     Inventory is stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

     Property and Equipment
     Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line and accelerated methods over estimated useful lives of five to seven years. Betterments, renewals, and extraordinary repairs that extend the life of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation and amortizations applicable to retired assets are removed from the Company's accounts, and the gain or loss on dispositions, if any, is recognized in the consolidated statements of operations.

     Impairment of Long-Lived Assets
     The Company reviews its long-lived assets for impairment under SFAS 142 annually whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. During the year ended December 31, 2002, the Company determined that the value of the excess of cost over fair value of net assets acquired relating to PRI Medical was impaired and recorded a loss of $2,100,955 as shown in the accompanying consolidated statement of operations.

     Fair Value of Financial Instruments
     For certain of the Company's financial instruments, including cash, accounts receivable, due from related parties, prepaid expenses, assets held for sale, accounts payable, and accrued expenses, the

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2003




     carrying amounts approximate fair value due to their short maturities.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     Advertising Expense
     The Company expenses advertising in the periods the services were incurred. For the years ended December 31, 2003 and 2002, advertising expense was $19,536 and $38,824, respectively.

     Income Taxes
     The Company accounts for income taxes under the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes, if any, represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

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

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2003




NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Recently Issued Accounting Pronouncements
     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. In connection with the re-negotiation of certain capital lease agreements, notes payable agreements, and accounts payable liabilities, the Company recorded an extraordinary gain on forgiveness of debt of $144,399 and $2,468,754 in the consolidated statements of operations for the years ended December 31, 2003 and 2002, respectively.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. The Company does not expect the adoption of SFAS 146 to have a material impact, if any, on its financial position or results of operations.

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

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2003



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     In January 2003 and December 2003, the FASB issued FASB Interpretation No. 46, and FASB No. 46R, respectively, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." This pronouncement requires the consolidation of variable interest entities, as defined, and is effective immediately for variable interest entities created after January 31, 2003, and for variable interest entities in which an enterprise obtains an interest after that date. In accordance with this interpretation, as of December 31, 2003, the Company has included two limited liability companies in its consolidated financial statements.

     In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for derivative instruments and hedging activities entered into or modified after June 30, 2003, except for certain forward purchase and sale securities. For these forward purchase and sale securities, SFAS No. 149 is effective for both new and existing securities after June 30, 2003. Management does not expect adoption of SFAS No. 149 to have a material impact on the Company's financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003. As of December 31, 2003, the Company does not have preferred stock as a liability.

NOTE 3 - INVENTORY

     Inventory at December 31, 2003 and 2002 consisted of the following:

                                                    2003                2002
                                               ---------------    ----------------
     Disposables                               $      499,769     $       459,174
     Less reserve for obsolescence                    155,876             164,105
                                               ---------------    ----------------
     Total                                     $      343,893     $       295,069
                                               ===============    ================

     During the years ended December 31, 2003 and 2002, the Company capitalized $0 and $289,924, respectively, of accessories from inventory.

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2003





NOTE 4 - EQUITY INVESTMENT IN LIMITED LIABILITY COMPANIES

     As of December 31, 2002, the Company held investment interests in seven limited liabilities companies ("LLCs"), which were formed in prior years. PRI Medical's investment interest ranged from 3% to 21%. The LLCs were formed by certain physicians and PRI Medical to provide mobile laser equipment and services to hospitals, out-patient centers, and doctors. The Company provides operating and administrative services to the LLCs and had accounted for its interest in the LLCs using the equity method of accounting. During the third and fourth quarter of 2003 PRI dissolved four of the seven LLCs and transferred the management of one LLC to other unaffiliated members. As December 31, 2003 PRI Medical continues to hold investment interests in two LLCs. These entities have been consolidated as of December 31, 2003 and are included in the accompanying consolidated statement of operations and balance sheet as December 31, 2003 in accordance with FASB Interpretation No. 46, "Consolidation of Variable Interest Entities."

     During the years ended December 31, 2003 and 2002, the Company recognized its equity in net losses of LLCs of $(24,053) and $(5,508), respectively. The equity in net losses for 2003 relate to the LLCs that were dissolved as of December 31, 2003. The Company's total equity investment in these LLCs during for the year ended December 31, 2002 was $31,134.

     During the year ended December 31, 2002, the Company earned management fees and recharged expenses of $1,399,625 to the LLCs for the performance of operational, management, and other services. The balances due from the LLCs at December 31, 2002 was $121,543 net of provisions for doubtful receivable balances of $73,568, which is recorded under due from related parties on the accompanying consolidated balance sheet.

NOTE 5 - PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 2003 and 2002 consisted of the following:

                                                                                      2003                2002
                                                                                ---------------    ----------------
                  Rental equipment                                              $    3,208,306     $     2,373,627
                  Accessories and eyewear                                              373,875             289,924
                  Furniture and fixtures, including computers                          113,571              58,087
                  Capitalized Software Cost                                            100,227                   0
                  Transportation equipment                                              93,255              14,963
                  Leasehold improvements                                                 5,901               2,101
                                                                                ---------------    ----------------
                                                                                     3,895,135           2,738,702
                  Less accumulated depreciation and amortization                     1,779,312             850,014
                                                                                ---------------    ----------------
                      Total                                                     $    2,115,823     $     1,888,688
                                                                                ===============    ================

     Depreciation and amortization expense for property and equipment was $820,726 and $594,538 for the years ended December 31, 2003 and 2002, respectively.

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2003





NOTE 6 - LINE OF CREDIT

     At December 31, 2003 and 2002 the Company had a bank line of credit (the "Bank Line of Credit") outstanding of $750,000 and $1,108,700, respectively. The line of credit agreement, as amended, provides for, among other things, monthly interest payments equal to prime (4% as of December 31, 2003) plus 2% and establishes a borrowing base equal to 75% of eligible receivables, as defined, and is due and payable on April 30, 2004. The line of credit agreement was fully drawn as of December 31, 2003, and therefore, is not available for use. The Bank Line of Credit agreement is collateralized by accounts receivable, inventory and a general security interest in the assets of the Company that do not serve as collateral for other lenders. The credit agreement, as amended, waives compliance with all financial covenants through and including December 31, 2003. In March 2004, the line was extended for ten months commencing on April 1, 2004 under the same terms and conditions described herein.

     The Bank Line of Credit, as amended, prohibits the payment of cash dividends and requires the Company to maintain certain levels of net worth and to generate certain ratios of cash flows to debt service. Although the Company is not in compliance with certain loan covenants, the lender has waive such non-compliance through and including December 31, 2003.

     The Company incurred interest expense on borrowings under the line of credit of $71,131 and $95,795 for the years ended December 31, 2003 and 2002, respectively and is included in interest expense in the accompanying statements of operations.

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2003






NOTE 7 - NOTES PAYABLE

     Notes payable at December 31, 2003 and 2002 consisted of the following:

                                                                                        2003                2002
                                                                                ---------------    ----------------
          Note payable to bank, as amended, provides for monthly
              interest payments at the prime rate, plus 2% and monthly
              principal payments of $16,667. The note is collateralized
              by accounts receivable, inventory and equipment. Principal and unpaid accrued interest are due on March 2, 2004. In
              March 2004, this note was extended for ten months
              commencing on April 1, 2004 under the same terms and
              conditions described herein.                                      $      399,775     $      599,774
          Unsecured promissory note, with interest at 12.5% per annum. This note was originally due in November 2002.
              The note was renegotiated with $60,000 forgiven and
              the due date was extended to March 31, 2003.                                 -0-             20,000
          Unsecured promissory note, with interest at
              10% per annum.  This note was originally due on
              April 18, 2001. During 2002, the Company renegotiated
              the amount due and $62,000 of the original amount due
              was forgiven.  The outstanding balance is due on
              or before March 31, 2003.                                                    -0-             19,000
          Thirty-nine notes payable to a finance company,
              which are collateralized by the certain medical equipment.
              The notes originally provided for interest at varying
              rates between 9% and 11% per annum and required monthly
              payments of approximately $81,000. During the year ended
              December 31, 2002, the Company renegotiated the amount due resulting in forgiveness of debt of $1,167,861. The notes, as amended, provide for monthly principal and interest
              payments of $18,013 through May 2007.                                    657,832            823,428
           Installment note payable due to a finance company with
              monthly principal payments of $628.  The Company
              entered into the note in December 2003 with a maturity
              date of December 2006.                                                    22,604                -0-
           Note payable to a bank, collateralized by medical
              equipment, with interest at 10.4% per
              annum.  The note is payable in full in July
              2003 and requires monthly payments of $521.                                  -0-              3,539
                                                                                ---------------    ----------------
                                                                                     1,080,211           1,465,741
           Less current portion                                                        584,441             807,908
                                                                                ---------------    ----------------
           Long-term portion                                                    $      495,770     $       657,833
                                                                                ===============    ================

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2003






NOTE 7 - NOTES PAYABLE (continued)

     Future maturities of notes payable at December 31, 2003 were as follows:

                  Year Ending
                  December 31,

                      2004         $        584,441
                      2005                  197,007
                      2006                  210,207
                      2007                   88,556
                                   -----------------
                      Total        $      1,080,211
                                   =================

NOTE 8 - ACCRUED EXPENSES

     Accrued expenses at December 31, 2003 and 2002 consisted of the following:

                                                                                        2003                2002
                                                                                ---------------    ----------------
                  Accrued payroll and payroll related amounts                   $      302,426     $       240,943
                  Accrued interest                                                      16,141              16,128
                  Accrued penalties and late fees                                           -0-             45,464
                  Other                                                                468,761             750,708
                                                                                ---------------    ----------------
                      Total                                                     $      787,328     $     1,053,243
                                                                                ===============    ================

NOTE 9 - COMMITMENTS AND CONTINGENCIES

     Operating and Capital Leases
     The Company leases an office/warehouse facility in Glendale, California, which also serves as an administrative and corporate office. The lease is scheduled to expire in July 2006. Total rent expense incurred for the years ended December 31, 2003 and 2002 was $155,337 and $157,378, respectively.

     The Company leases a 2,000 square foot facility in Dublin, California, which serves as an warehouse/administrative office. The lease term terminates in March 2004. The Company will enter into a new lease for a 1,620 square foot facility in Hayward, California at the termination of the existing lease. The term for the new lease commences on April 1, 2004 and terminates on May 31, 2007. Total rent expense incurred for the years ended December 31, 2003 and 2002 was $54,880 and $52,092, respectively.

     The Company leases certain of its vehicles under various operating leases. The leases are scheduled to expire between December 2003 and February 2004. Thereafter, such leases will continue under a month-to-month lease term until such time the vehicles are either returned to the lessor or purchased. Total rental expenses for vehicles for the years ended December 31, 2003 and 2002 was $155,631 and $169,051, respectively.

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2003






NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued)

     At December 31, 2003 the Company is obligated under several capital equipment leases with various finance companies. The capital leases bear interest at rates between 7% and 10% per annum. The monthly capital lease payments range between $99 to $12,500 and terminate through April 2007. During the years ended December 31, 2003 and 2002, the Company renegotiated various capital lease obligations, resulting in the forgiveness of debt of $35,283 and $1,609,114, respectively.

     Future minimum lease payments under operating and capital leases at December 31, 2003 were as follows:

                  Year Ending                 Operating          Capital
                  December 31,                  Lease             Lease
                 -------------             --------------    ----------------
                      2004                 $     360,817     $       335,388
                      2005                       224,997             116,503
                      2006                       141,595              56,518
                      2007                        11,378              15,979
                                           --------------    ----------------

         Total minimum lease payments      $     738,787             524,388
                                           ===============
         Less amounts representing interest                           24,094
                                                             ----------------
                                                                     500,294
         Less current portion                                        311,292
                                                             ----------------
         Long-term portion                                   $       189,002

     Litigation

     In October 2000, a related party of Emergent (the "plaintiff") commenced an action on behalf of Emergent against Stonepath Group, Inc. and two of its officers in the United States District Court for the Southern District of New York. The action was for negligence and fraud under the federal securities laws and common law to recover its investment in Stonepath. On April 15, 2002, the court dismissed the plaintiff's amended Complaint without leave to amend. Emergent filed an appeal of the court's decision and on September 4, 2003, the United States Court of Appeals for the Second Circuit affirmed in part and reversed in part the dismissal by the District Court of the action commenced by Emergent against Stonepath. The Court of Appeals reversed the dismissal and reinstated that part of the complaint which was based upon the alleged failure to disclose the relationship between Stonepath and its former President and Chief Executive Officer, with an individual who had been barred for life by the NASD. However, the Court of Appeals affirmed and let stand the dismissal of that part of Emergent's complaint which alleged that Stonepath misrepresented the value of its assets. Discovery is presently proceeding in the portion of Emergent's action which was reinstated by the Court of Appeals.

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2003







NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued)

     On April 25, 2002, Citicorp Vendor Finance, Inc. ("Citicorp") filed a suit in the Superior Court of Los Angeles against PRI Medical and PRI. The complainant sought damages of approximately $656,000, plus interest and late charges and asserts breach of contract. The Company reached a settlement with Citicorp in November 2002, whereby the Company agreed to pay Citicorp a total of $400,000 in full settlement of the claim in various installments, with the balance being paid in full by March 2004. As part of the settlement, Citicorp has agreed that PRI may sell the equipment under the equipment lease agreement, but must transmit to Citicorp all proceeds from the sale in excess of $225,000. The settlement further stipulates in event of non-payment, Citicorp may petition the court for an entry of judgment against PRI Medical and PRI. In 2003, the Company made payments to Citicorp totaling $375,000 in accordance with the settlement agreement.

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

NOTE 10 - SHAREHOLDERS' EQUITY

     Common Stock
     During the year ended December 31, 2003, the Company completed the following transactions:

     o in June 2003, the Company raised net proceeds of $951,611, net of offering costs of $48,389, in a private placement of its Convertible Subordinated Promissory Notes (the "Notes"). Such Notes were generally sold in increments of $20,000 (50 units) each. Certain officers and directors of the Company and members of law firms who have acted in a legal capacity to the Company purchased Notes totaling $700,000. Notes totaling $300,000 were purchased by other accredited investors. In August 2003, concurrent with the effective date of the reverse stock split described below, the Notes were converted into 2,500,000 shares of common stock. In addition, the Company issued 25,000 common shares to the note holders as payment for accrued interest of $10,000 on such Notes through the date of conversion.

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2003






NOTE 10 - SHAREHOLDERS' EQUITY (continued)

     o in August 2003, a majority of the Company's stockholders approved an Amendment to the Company's Articles of Incorporation to (i) reduce the number of outstanding shares of Common Stock through a one-for-40 reverse stock split, effective at the opening of business on August 28, 2003 and (ii) a proportionately increase the par value of the Company's Common Stock from $.001 par value to $.04 par value per share. All stockholders of record were requested to exchange every 40 shares of Common Stock, $.001 par value for one new share of Common Stock, $.04 par value. The number of shares outstanding and earnings
          (loss) per share for all periods presented in the accompanying financial statements have been adjusted to reflect the reverse stock-split.

     o in October 2003, the Company issued 535,606 shares of common stock to BJH Management ("BJH") in accordance with the exercise of certain anti-dilution rights as a result of the private placement transaction. Such shares were subsequently transferred to two executive officers of the Company who previously provided services to the Company under BJH Management. The Company recorded consulting expense of $107,120 in connection with the issuance of such shares.

     o in the first quarter of 2003, the Company issued 61,000 shares of its Common Stock to BJH to correct a computational error for shares issued in December 2002, resulting in total shares issued of 348,574
          (post-split) shares of its Common Stock to BJH, which represented 17.5% of the Company's fully diluted shares outstanding as of the issuance date. The Company recorded consulting expense of $13,943 in connection with the issuance of such shares.

     During the year ended December 31, 2002, the Company completed the following transactions:

     o issued 9,250 shares of common stock for the conversion of a note payable of $100,000.

     o issued 287,574 shares of common stock valued at $11,503 to a principal of BJH in connection with his appointment as the Company's Chief Executive Officer. In connection with this transaction, an additional 61,000 shares of common stock were issued subsequent to December 31, 2002 valued at $2,440. This transaction has been recorded as committed common stock as December 31, 2002 in the accompanying consolidated balance sheet.

     Stock Option Plans
     In September 1996, PRI Medical adopted the 1996 Stock Incentive Plan (the "1996 Plan") to allow officers, employees, and certain non-employees to receive certain options to purchase common stock. Under the 1996 Plan, regular salaried employees and directors may be granted options exercisable at not less than 100% of the fair market value of the shares at the date of grant. The exercise price of any option granted to a person who owns stock possessing more than 10% of the voting power of all classes of common stock of PRI Medical must be 110% of the fair market value of the common stock on the date of grant, and the duration may not exceed five years. Options generally become exercisable at a rate of one-third of the shares subject to option on each of the first, second, and third anniversary dates of the grant. The duration of the options may not exceed 10 years. A maximum number of 37,500 shares of PRI Medical's common stock were issuable under the 1996 Plan.

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2003







NOTE 10 - SHAREHOLDERS' EQUITY (continued)

     In February 2000, PRI Medical adopted the 2000 Stock Incentive Plan (the "2000 Plan") to allow officers, employees, and certain non-employees to receive certain options to purchase common stock. Under the 2000 Plan, regular salaried employees and directors may be granted options exercisable at not less than 100% of the fair market value of the shares at the date of grant. The exercise price of any option granted to a person who owns stock possessing more than 10% of the voting power of all classes of common stock of PRI Medical must be 110% of the fair market value of the common stock on the date of grant, and the duration may not exceed five years. Options generally become exercisable at a rate of one-third of the shares subject to option on each of the first, second, and third anniversary dates of the grant. The duration of the options may not exceed 10 years. A maximum number of 62,500 shares of PRI Medical common stock were issuable under the 2000 Plan.

     Pursuant to the merger agreement between Emergent and PRI Medical in July 2001, each outstanding PRI Medical stock option automatically converted into an option in shares of Emergent's common stock with the same terms and conditions as were applicable under the PRI Medical stock option plans. At the date of the merger, Emergent assumed all of the outstanding options of PRI Medical, which allowed the purchase of 564,786 (14,120 post split) shares of Emergent's common stock at exercise prices ranging from $0.68 ($27.20 post split) to $4.05 ($162.00 post split) per share. The Company does not intend to grant any more options under the PRI Medical plans.

     During the year ended December 31, 2001, the Company adopted the 2001 Stock Option Plan (the "2001 Plan"). The purpose of the 2001 Plan is to provide incentive to key employees, officers, and consultants of the Company who provide significant services to the Company. There were 200,000 shares available for grant under the 2001 Plan, but during the year ended December 31, 2002, the Company reduced the authorized shares issuable under the Plan to 14,625 shares representing the actual number of options outstanding at that time. Options will not be granted for a term of more than 10 years from the date of grant. In the case of incentive stock options granted to a 10% shareholder, the term of the incentive stock option must not exceed five years from the date of grant. Options will vest evenly over a period of five years, and the 2001 Plan expires December 31, 2011.

     The exercise of options granted under the 2001 Plan will be determined by the Board of Directors. Non-statutory stock options may be granted at any price determined by the Board even if the exercise price of the options is at a price below the fair market value of the Company's common stock on the date of grant. The purchase price of an incentive stock option may not be less than the fair market value of the common stock at the time of grant, except in the case of a 10% shareholder who receives an incentive stock option; the purchase price may not be less than 110% of such fair market value. The aggregate fair market value of the stock for which incentive stock options are exercisable by any employee during any calendar year must not exceed $100,000.

     Since shareholder approval was not obtained on or before November 1, 2002, all incentive stock options granted under the 2001 Plan have automatically become non-statutory stock options, and the Board is limited to granting non-statutory stock options under the 2001 Plan.

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2003







NOTE 10 - SHAREHOLDERS' EQUITY (continued)

     In April 2002, the Company adopted the 2002 Employee Benefit and Consulting Services Compensation Plan (the "2002 Plan"). The purpose of the 2002 Plan is to provide incentive to key employees, officers, and consultants of the Company who provide significant services to the Company. As of December 31, 2003, there are 325,000 common shares authorized for grant under the 2002 Plan. Options will not be granted for a term of more than 10 years from the date of grant. In the case of incentive stock options granted to a 10% shareholder, the term of the incentive stock option must not exceed five years from the date of grant. Options will vest evenly over a period of five years, and the 2002 Plan expires in March 2012. In March 2004, the Company's Board of Directors authorized an increase of 325,000 common shares under the Plan.

     During the years ended December 31, 2003 and 2002, the Company issued to employees options to purchase 213,000 and 186,971 shares of common stock under the 2002 Plan. Of the options granted to employees during 2003 and 2002, 75,000 and 30,000 options, respectively, were granted to the Company's Chief Financial Officer. The options granted in 2003 and 2002 have a 10-year term and are exercisable at $0.40 per share. Generally, one-fifth of each issuance vests over five consecutive years. As of December 2003 and 2002, options to purchase 26,566 and 34,732 shares of common stock were cancelled due to employee terminations. In addition, as discussed herein, additional incentive stock options will not be granted under the plan.

     During the year ended December 31, 2002, the Company issued options to purchase 64,451 shares of common stock under the 2002 Plan to various consultants. The options are exercisable between May 2002 and December 2012 at exercise prices ranging from $0.40 and $8.00 per share. Included in this issuance are options to the Company's former Chief Financial Officer to purchase 3,750 shares of common stock at an exercise price of $0.40 per share. These options are exercisable between May 2003 and May 2012. The Company has not recorded any charge to expense because the impact on the statement of operations is not material.

     During 2002, the Company issued options to purchase 3,750 shares of common stock to a former officer of PRI Medical as part of a settlement agreement for the termination of a consulting contract entered in January 2000 and subsequently amended in August 2001. In addition to the options, the former officer also received $35,000 in exchange for the cancellation of the contract. The options are exercisable between December 2002 and December 2012 at an exercise price of $0.40 per share.

     The Company also issued options to purchase 12,500 shares of common stock to a consultant for services performed during 2002. The options are immediately vested with a term of 10 years at an exercise price of $0.40 per share. The Company has not recorded any charge to expense because the impact on the statement of operations is not material.

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2003








NOTE 10 - SHAREHOLDERS' EQUITY (continued)

     A summary of the Company's outstanding options and activity is as follows:

                                                                                                       Weighted-
                                                                                                        Average
                                                                                     Number            Exercise
                                                                                   of Options            Price
                      Outstanding, December 31, 2001                                    137,029     $          0.14
                         Granted                                                        267,672     $          0.01
                         Canceled                                                       (52,765)    $          0.29
                                                                                ----------------    ----------------

                      Outstanding, December 31, 2002                                    351,936     $          0.02
                         Granted                                                        226,701     $          0.40
                         Canceled                                                       (30,683)    $          5.66
                                                                                ----------------    ----------------

                      Outstanding, December 31, 2003                                    547,954     $          0.50
                                                                                ================    ================

                         Exercisable, December 31, 2003                                 232,238     $          4.20
                                                                                ================    ================

     The weighted-average remaining contractual life of the options outstanding at December 31, 2003 is 7.66 years. The exercise prices for the options outstanding at December 31, 2003 ranged from $0.40 to $162.16, and information relating to these options is as follows:

                                                                                    Weighted-        Weighted-
                                                                  Weighted-          Average          Average
                                                                   Average           Exercise         Exercise
             Range of              Stock             Stock       Remaining           Price of         Price of
             Exercise            Options           Options       Contractual         Options           Options
                Prices       Outstanding        Exercisable            Life       Outstanding       Exercisable
         ------------------  ---------------   ---------------  ----------------  ---------------  ----------------
         $            0.40          477,537           165,067         8.4 years   $         0.40   $          0.40
         $     2.00 - 8.00           56,750            56,750        1.56 years   $         7.79   $          7.79
         $   20.00 - 51.00           13,496            10,248        6.87 years   $        39.04   $         38.74
         $          162.16              171               171        3.36 years   $       162.16   $        162.16
                             ---------------   ---------------

         $   0.40 - 162.16          547,954           232,238        7.66 years   $         0.50   $          4.02
                             ===============   ===============

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2003








NOTE 10 - SHAREHOLDERS' EQUITY (continued)

     The Company has adopted only the disclosure provisions of SFAS No. 123. It applies APB No. 25 and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net income (loss) and basic and diluted loss per share for the years ended December 31, 2003 and 2002 would be as follows:

                                                                      2003                2002
                                                                 ------------        ------------
                  Net income (loss)
                      As reported                                $    58,305         $(1,758,439)
                      Pro forma                                  $    40,037         $(1,835,135)
                  Basic and diluted income (loss) per share
                      As reported                                $      0.02         $     (3.20)
                      Pro forma                                  $      0.01         $     (3.20)

     For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2003 and 2002: dividend yields of 0% and 0%, respectively; expected volatility of 100% and 175%, respectively; risk-free interest rates of 2.8% and 3.3%, respectively; and expected lives of five and five years, respectively. The weighted-average fair value of all options granted during the year ended December 31, 2003 was $0.03, and the weighted-average exercise price was $0.40.

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

     Warrants
     During the year ended December 31, 2002, the Company issued warrants to purchase 750 shares of common stock to a vendor in exchange for the forgiveness of debt of $3,100. These warrants vest between February 2002 and February 2005.

NOTE 11 - INCOME TAXES

     The components of the income tax provision for the years ended December 31, 2003 and 2002 are as follows:

                                             2003                 2002
                                      ------------------    -----------------

                  Current             $             -0-     $           -0-
                  Deferred                          -0-                 -0-
                                      ------------------    -----------------
                    Total             $             -0-     $           -0-
                                      ==================    =================

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2003





NOTE 11 - INCOME TAXES (continued)

     A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes was as follows for the years ended December 31, 2003 and 2002:

                                                                      2003             2002
                                                                ----------------  ---------------
                  Income tax computed at federal
                    statutory tax rate                                   34%               34.0%
                  State taxes, net of federal benefit                     8                 8
                  Other                                                   9                 9
                  Increase in valuation allowance                       (51)              (51)
                                                                ----------------  ---------------
                    Total                                                -0-%              -0-%
                                                                ================  ===============

     The tax effects of temporary differences that give rise to deferred taxes at December 31, 2003 and 2002 are as follows:

                                                                                      2003                2002
                                                                                ---------------    ----------------
                  Deferred tax assets
                      Fixed assets                                              $      (363,116)   $          2,598
                      Capital loss carryover                                          1,287,853           1,358,059
                      Net operating loss carryforwards                                2,281,300           1,869,352
                      Other                                                             307,889             419,010
                                                                                ---------------    ----------------

                  Total gross deferred tax assets                                     3,513,926           3,649,019
                  Less valuation allowance                                            3,513,926           3,649,019
                                                                                ---------------    ----------------

                           Net deferred tax assets                              $           -0-    $            -0-
                                                                                ===============    ================

     All other deferred tax assets were immaterial. As of December 31, 2003, the Company had approximately $ 5,595,625 in federal net operating loss carryforwards attributable to losses incurred since the Company's inception that may be offset against future taxable income through 2020.

NOTE 12 - EXTRAORDINARY ITEM

     In connection with debt re-negotiation efforts with several creditors, the Company recorded a gain on the forgiveness of debt of $144,399 for the year ended December 31, 2003. The debt re-negotiation efforts started during early 2002 and were substantially completed by the end of the first quarter of 2003.

     During the year ended December 31, 2002, the Company entered in debt re-negotiations with capital lease and note payable holders, resulting in the forgiveness of $3,208,037 of debt and $426,743 of accrued interest charges. In connection with these transactions, property and equipment with a net book value of $1,530,747 was returned to capital lease and note payable

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2003






NOTE 12 - EXTRAORDINARY ITEM (Continued)

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

NOTE 13 - BENEFIT PLAN

     The  Company has a profit  sharing  plan  established  in  accordance  with
     Section 401(k) of the Employee Retirement Income Security Act of 1974, as amended. Substantially all full-time employees with specific periods of service are eligible to participate. Employee contributions to the plan are elective. For the year ended December 31, 2003, the Company contributed $11,701 through the use of forfeitures.

NOTE 14 - RELATED PARTY TRANSACTIONS

     In January 2003, the Company incurred consulting fees and reimbursed expenses of $28,000 and $3,389, respectively, for services provided by BJH Management, a consulting company ("BJH") which is owned by the Company's current Chairman and Chief Executive Officer who assumed this position, effective February 1, 2003. The Company's Chairman and Chief Executive Officer maintains his office in New York, in connection with this arrangement, the Company reimbursed BJH for office and related expenses totaling $30,131 from February to December 2003.

     In October 2003, BJH Management, which is owned by an executive officer of the company, exercised its anti-dilution rights under a Stock Issuance Agreement entered into in December 2002. Pursuant to the agreement, the Company issued 535,606 common shares to BJH as a result of the private placement transaction discussed in the preceding paragraph. BJH concurrently assigned such shares to its sole shareholder and one associate who now serve as executive officers of the Company. In lieu of payment for the exercise, the Company issued such shares to BJH in return for its agreement to terminate any further anti-dilution rights over the remaining term of the Stock Issuance Agreement. The exercise price for such shares of $107,121 is recorded as compensation expense for the year ended December 31, 2003 and is included in selling, general and administrative expense in the accompanying consolidated statement of operations.

     In December 2002, the Company issued 287,574 (subsequently increased by 61,000 shares to correct a computational error) common shares to the principal officer of a consulting firm pursuant to a consulting agreement entered into during October 2001. The common stock issued represented 17.5% of the fully diluted outstanding shares of the Company at the time of issuance with a value of $13,943. In addition, during December 2002, the Company also approved a bonus of $100,000 to the consulting company for services rendered during 2002. The value of shares issued and the bonus payment is included in general and administrative expense in the accompanying statement of operations for the year ended December 31, 2002.

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2003









NOTE 14 - RELATED PARTY TRANSACTIONS (continued)

     On December 30, 2002, the Company entered into two, 18-month employment agreements with the one officer and one associate of BJH. The agreements were to appoint a new Chairman and Chief Executive Officer, and President for annual compensations of $175,000 and $161,000, respectively, beginning in January 2003. The officer positions were assumed on February 1, 2003. The agreements also provide for milestone bonuses up to $75,000 each, plus a percentage of pre-tax profits should certain targets be achieved. No bonus amounts have been accrued through December 31, 2003 under these agreements.

     In November 2002, the Company entered into a settlement agreement with Mr. Richard Whitman, its former Chief Executive Officer/Chairman/President of PRI Medical. The terms of the agreement required an immediate payment of $25,000 in exchange for the release of all obligations under the January 2000 employment agreement, which was subsequently amended in both August and November 2001. In addition, the Company was required to make an additional payment of $17,000 on or before March 31, 2003. If the terms of the agreement are not met, the Company will be obligated to pay the former officer a total of $213,000, less any payments previously made under the settlement. The Company paid the former executive $17,000 in March 2003 in accordance with this agreement.

     In November 2002, the Company entered into a settlement agreement with a family member of Mr. Whitman, the former Chief Executive Officer/Chairman/President of PRI Medical. Prior to the merger, the family member was due a $100,000 note payable from PRI Medical. During the year ended December 31, 2002, the terms of the note had been extended to April 2002. In November 2002, in exchange for the forgiveness of the note payable, the Company issued 9,250 shares of common stock to the family member.

     In December 2002, the Company entered into a consulting agreement with the ex-Chief Executive Officer and his company, JIMA Management. The agreement related to the provision of consulting services during the period from July 2001 to March 2002 in exchange for a monthly fee of $10,000, payable in 2003. As of December 31, 2003, the Company has paid all amounts due under this agreement.

     In November 2001, the Company entered into an employment contract with the former Vice President/Chief Operating Officer of the Company. The agreement called for a base salary of $125,000 per year and options to purchase 12,500 shares of the Company's common stock at $0.40 per share. The options expire in December 2004. Subsequent to December 31, 2002, this agreement was terminated, but the officer retained his options.

NOTE 15 - SUBSEQUENT EVENTS

     On March 31, 2004, the Company's primary lender amended the Company's term loan and bank line of credit to January 31, 2005. In addition, the bank line of credit agreement, as amended, requires the pay-down of the line of credit by $250,000 on or before October 1, 2004. All other terms and conditions of the agreements remain unchanged.


     Effective December 30, 2002, we entered into 18- month employment contracts with Bruce J. Haber and Louis Buther who are key employees and officers of the Company. On March 31, 2004, the Company's Board of Directors extended such contracts to June 30, 2005.

The report of the Independent Accountants, Financial Statements and Schedules are set forth beginning on page F-1 of this Annual Report on Form 10-KSB.

Item 8.  Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
         Financial Disclosure.
         ---------------------

     On March 5, 2002 Arthur Andersen LLP (" AA") notified us that AA was no longer our independent auditor and effectively resigned from such capacity. AA's report on our financial statements for the period from March 8, 2000 (the date of inception of Emergent Ventures LLC) to December 31, 2000 (collectively, the "Prior Fiscal Year"), did not contain an adverse opinion or disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope or accounting principles. The decision of AA to resign was not recommended or approved by our Board of Directors. There were no disagreements ("Disagreements") between us and AA during either (i) the Prior Fiscal Year, or
(ii) the period January 1, 2001 through March 5, 2002 (the "Interim Period") on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which Disagreement, if not resolved to the satisfaction of AA, would have caused AA to make reference to the subject matter of the Disagreement in connection with its report for the Prior Fiscal Year. There were no "Reportable Events," as such term is defined in Item 304(A)(1)(v) of Regulation S-K, during either (i) the Prior Fiscal Year or (ii) the Interim Period. We engaged Singer Lewak Greenbaum & Goldstein LLP ("SLGG") as our independent auditor for our fiscal year ended December 31, 2001 and subsequently for the years ended December 31, 2002 and December 31, 2003. We did not consult SLGG with respect to either (i) the Prior Fiscal Year, (ii) the Interim Period with respect to either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (iii) any matter that was either the subject of a Disagreement or a Reportable Event.

Item 8.A.  Controls and Procedures.

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

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
-----------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act.
---------------------------------------------------

         The names, ages and principal occupations of the Company's present officers and directors are listed below.

                                                   First Became Director
                   Name (1)                Age         and/or Officer           Position
                   --------                ---         --------------           --------
     Bruce J. Haber                        51              2003                 Chairman of the Board and Chief
                                                                                Executive Officer
     Louis Buther                          50              2003                 President and Chief Operating Officer
     William M. McKay                      49              2002                 Chief Financial Officer, Treasurer
                                                                                and Secretary
     Daniel Yun......................      36              2000                 Director
     Mark Waldron....................      36              2000                 Director
     Howard Waltman..................      71              2001                 Director
     Mathew K. Fong Sr...............      50              2001                 Director
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

     Louis Buther has served as President of the Company since January 31, 2003. Mr. Buther has served as an independent consultant since 2000, including providing consulting services to the Company between October 2001 and January 2003. From 1997 through 2000, Mr. Buther was Senior Vice President of the Medical Division of Henry Schein, Inc. From 1983 to 1997, Mr. Buther served as Vice President of Micro Bio-Medics, Inc., and Caligor Medical Supply Company, which merged with Henry Schein in 1997. Mr. Buther holds an Associates Art Science Degree in Chemistry from Bronx Community College and a Bachelor of Science Degree in Pharmacy from Long Island University.

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

     Daniel Yun has served as a director of the Company since August 2000. Mr. Yun became Chairman of the Board of the Company and served in this capacity between August 2000 and January 2003. Mr. Yun has also served as a director of its subsidiary, PRI Medical, since September 2000. Mr. Yun is Chairman of the board of Voyager Advisors, LLC, a Securities and Exchange Commission registered investment advisor. During approximately the past five years, Mr. Yun's principal occupation has been as a private investor. He has served as Manager of Emergent Capital Investment Management LLC since October 1998. Between May 1994 and August 1998, Mr. Yun served as vice president in charge of middle market derivatives at Lehman Brothers. Before joining Lehman Brothers, Mr. Yun was an associate in the fixed income division of Goldman, Sachs & Co. from 1993 to 1994. Upon graduating from the United States Military Academy at West Point with a Bachelor of Science in Economics, Mr. Yun was commissioned as a second lieutenant in the US Army, and was later appointed as a commanding officer in charge of 220 multinational soldiers in Korea. While in the army, Mr. Yun attended the Airborne, Air Assault and Ranger Schools, and obtained a Master in Public Administration from the University of Oklahoma. His professional publications include "Understanding Exotic Derivatives" in Controlling and Managing Interest Rate Risk, (ed. Robert Klein, Prentice Hall, 1996). Mr. Yun currently serves on the Rand Corporation Advisory Board.

     Mark Waldron has served as a director of the Company since August 2000. Mr. Waldron also served as President and Chief Executive Officer of the Company between August 2000 and January 2003. Mr. Waldron has served as a director of PRI Medical since September 2000. Since January 2003 (and previously between 1998 and 2001), Mr. Waldron's principal occupation has been as a private investor. Mr. Waldron is a former vice president of J.P. Morgan in New York and was with the firm from June 1993 to June 1998. Mr. Waldron received his MBA from Northwestern University's Kellogg School of Management through the School's accelerated one-year program, where he attained Dean's List standing. Mr. Waldron was an Associate at Bankers Trust Company before attending business school, and received a B.A. with honors from the Richard Ivey School of Business at the University of Western Ontario. Mr. Waldron is a member of the Foreign Policy Association and MENSA, and is a citizen of Canada.

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

COMMITTEES

         The Company has no standing or nominating committees of the Board of Directors or committees performing similar functions.

Compensation Committee

     The Compensation Committee consists of Bruce Haber, Howard Waltman and Daniel Yun. The Compensation Committee has such powers and functions as may be assigned to it by the Board of Directors from tine to time; however, such functions shall, at a minimum, include the following:

     o to review and approve corporate goals and objectives relevant to senior executive compensation, evaluate senior executive performance in light of those goals and objectives, and to set the senior executive compensation levels based on this evaluation;

     o to approve employment contracts of its officers and employees and consulting contracts of other persons;

     o    to  make  recommendations  to the  Board  with  respect  to  incentive
          compensation  plans  and  equity-based   plans,   including,   without
          limitation, the Company's stock options plans; and

     o to administer the Company's stock option plans and grant stock options or other awards pursuant to such plans.

Audit Committee

     The members of the Company's audit committee consist of Howard Waltman and Matthew Fong Sr., each of whom are deemed by Management to be independent directors, but neither of whom would be deemed a "Financial Expert" within the meaning of Sarbanes Oxley Act of 2002, as amended. The definition of "independent director" is defined in Rule 4200(a)(14) of the NASD's Listing
Standards. The NASD's listing standards define an "independent director" generally as a person, other than an officer of the Company, who does not have a relationship with the Company that would interfere with the director's exercise of independent judgment. The term "Financial Expert" is defined as a person who has the following attributes: an understanding of generally accepted accounting principals and financial statements; has the ability to assess the general application of such principals in connection with the accounting for estimates, accruals and reserves; experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company's financial statements, or experience actively supervising one or more persons engaged in such activities; an understanding of internal controls and procedures for financial reporting; and an understanding of audit committee functions.

     Effective May 20, 2003, the Board has adopted a written charter. The charter includes, among other things:

     o annually reviewing and reassessing the adequacy of the committee's formal charter;

     o reviewing the annual audited financial statements with the Company's management and its independent auditors and the adequacy of its internal accounting controls;

     o reviewing analyses prepared by the Company's management and independent auditors concerning significant financial reporting issues and judgments made in connection with the preparation of its financial statements;

     o being directly responsible for the appointment, compensation and oversight of the independent auditor, which shall report directly to the Audit Committee, including resolution of disagreements between management and the auditors regarding financial reporting for the purpose of preparing or issuing an audit report or related work;

     o    reviewing the independence of the independent auditors;

     o reviewing the Company's auditing and accounting principles and practices with the independent auditors and reviewing major changes to its auditing and accounting principles and practices as suggested by the independent auditor or its management;

     o reviewing all related party transactions on an ongoing basis for potential conflict of interest situations; and

     o all responsibilities given to the Audit Committee by virtue of the Sarbanes-Oxley Act of 2002 (which was signed into law by President George W. Bush on July 30, 2002) and all amendments thereto.

Code of Ethics

     Effective March 3, 2003, the Securities & Exchange Commission requires registrants like the Company to either adopt a code of ethics that applies to the Company's Chief Executive Officer and Chief Financial Officer or explain why the Company has not adopted such a code of ethics. For purposes of item 406 of Regulation S-K, the term "code of ethics" means written standards that are reasonably designed to deter wrongdoing and to promote:

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

     In this respect, the Company has adopted a code of ethics which has been filed as Exhibit 14.1 to this Form 10-KSB. Changes to the Code of Ethics will be filed under a Form 8-K or quarterly or annual report under the Exchange Act.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish us with copies of all
Section 16(a) forms they file. During fiscal 2003, none of our officers, directors or 10% or greater stockholders filed any forms late to the best of our knowledge, except that a 10% or greater stockholder failed to file a Form 3 and filed a late Form 5 with respect to the Form 3 failure to file. This 10% or greater stockholder is not an officer or director of the Company and is identified under Item 12.

Item 10.  Compensation of Directors and Executive Officers.

     The following table provides a summary compensation table with respect to Bruce J. Haber, Louis Buther, William McKay and Mark Waldron, who served as the Company's Chief Executive during January 2003. No other executive officer of the Company received salary and bonuses amounting to $100,000 or more in 2003. During the past three fiscal years, the Company has not granted stock appreciation rights to its executive officers. In addition, the Company does not have a defined benefit or actuarial plan.

                           SUMMARY COMPENSATION TABLE
                           -------------------------                              Long Term Compensation
----------------------- -------- ----------------------------------------- --------------------------- -------- ---------------
                                 Annual Compensation                       Awards                      Payouts
----------------------- -------- ------------- ------------- ------------- ------------- ------------- -------- ---------------
Name and                Year     Salary ($)    Bonus ($)     Other         Restricted    Number of     LTIP     All Other
Principal Position                                           Annual        Stock         Options       Payout   Compensation
                                                             Compensation  Award(s)                     ($)         ($)
                                                             ($)             ($)
----------------------- -------- ------------- ------------- ------------- ------------- ------------- -------- ---------------
Mark Waldron, former     2003    $14,231           0         $   700              0             0           0        0
Chief Executive          2002   $116,250 (1)       0         $22,618 (1)          0             0           0        0
Officer of the Company   2001    $70,000 (1)       0         $17,821 (1)          0             0           0        0
----------------------- -------- ------------- ------------- ------------- ------------- ------------- -------- ---------------
Bruce Haber, Chairman    2003   $153,125(2)        0         $61,212 (3)    306,060 (3)         0           0        0
of the Board and         2002    (2)               0         $   -0-        199,186 (3)         0           0        0
Chief Executive          2001    (2)               0         $   -0-              0             0           0        0
Officer
----------------------- -------- ------------- ------------- ------------- ------------- ------------- -------- ---------------
Louis Buther,            2003   $140,875(2)        0         $45,909 (3)    229,546 (3)         0           0        0
President and Chief      2002    (2)               0         $   -0-        149,389 (3)         0           0        0
Operating Officer        2001    (2)               0         $   -0-              0             0           0        0
----------------------- -------- ------------- ------------- ------------- ------------- ------------- -------- ---------------
William M. Mckay,        2003   $140,000           0         $3,600               0        75,000 (4)       0        0
Chief Financial          2002    $46,667      $7,500         $1,200               0        30,000           0        0
Officer                  2001          0           0              0               0             0           0        0
----------------------- -------- ------------- ------------- ------------- ------------- ------------- -------- ---------------

     (1) Mr. Waldron did not receive a salary during 2001. However, pursuant to a consulting agreement entered into with Mr. Waldron in December 2002 the Company allocated $70,000 of fees provided for under the agreement to services performed by Mr. Waldron in 2001 as the Company's CEO for which he was not previously compensated. In addition, the compensation amount for 2002 includes $10,000 of such fees for the period from January 1, 2002 to March 31, 2002. Such amounts were paid by the Company in 2003. In addition, the Company reimbursed Mr. Waldron $22,618 and$17,821 for his rent, automobile, automobile insurance, and relocation expenses incurred during 2002 and 2001, respectively.

     (2) On October 15, 2001, the Company retained BJH Management LLC ("BJH"), a company owned by Bruce J. Haber, to provide consulting services as described herein, before Mr. Haber's employment contract became effective on January 31, 2003. The Company paid BJH $28,000; $439,975 and $69,355 for services rendered to the Company in 2003, 2002 and 2001, respectively. Such payments received by BJH included $53,965, $82,000 and $18,288 for 2003, 2002 and 2001, respectively, which were paid to Louis Buther for consulting services he provided to the Company through BJH, it being noted that a portion of Mr. Buther's 2003 payment included monies paid to BJH in 2002.

     (3) On December 30, 2002, the Company entered into an agreement described herein to issue an aggregate of 348,575 shares to BJH in connection with services rendered. An additional 535,606 shares were issued to BJH in 2003 in connection with certain anti-dilution provisions contained in the agreement and the premature termination of such provisions. The exercise price for such shares of $107,121 ($61,212 for Mr. Haber and $45,909 for Mr. Buther) was charged to compensation expense for the year ended December 31, 2003. Of the 348,575 shares, 199,186 shares were retained by Mr. Haber in a family trust and are reflected in the above table. The remaining 149,389 shares were transferred by agreement to Mr. Buther and are shown in the table above. Of the 535,606 shares issued in 2003 pursuant to the anti-dilution provisions, 306,060 shares were retained by Mr. Haber and the balance of 229,546 shares were transferred by agreement to Mr. Buther.

     (4) In 2003 Mr. McKay was granted 75,000 common stock options at an exercise price of $0.40 per share. Two-fifths of such options were immediately vested with the remainder vesting in equal installments over three years from the date of issuance.

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

Stock Issuance Agreement with BJH Management, LLC

     In December 2002, the Company determined that BJH, through its efforts in renegotiating and restructuring of certain of the Company's outstanding debt obligations with key creditors, had satisfied a significant portion of the Company's funding and liquidity needs. In addition, Messrs. Haber and Buther agreed to join the Company as executive officers as set forth in the "Employment Agreements" between the Company and Bruce J. Haber and Louis Buther as described below. Therefore, pursuant to the terms of a Stock Issuance Agreement and as additional consideration for agreeing to enter into the Employment Agreements on December 30, 2002, the Company agreed to issue to BJH 287,775 (post-split basis) (subsequently increased by 61,000 shares to 348,575 for correction of computational error) shares of common stock equal to 17.5% of the fully diluted common shares outstanding (the "Initial Shares"). The fully diluted common shares outstanding is defined as the outstanding shares of the Company plus the number of shares issuable upon exercise of options/warrants that are exercisable at $10.00 (post-split basis) or less.

     The Stock Issuance Agreement also provided for the following: On or before January 31, 2004, provided that (i) that the Employment Agreements are then still in full force and effect on December 31, 2003 (the "Anniversary Date"), and (ii) during the period commencing on January 1, 2003 and ending on the Anniversary Date (the "One-Year Period"), the Company has sold additional shares of Common Stock or Common Stock equivalents (exclusive of any shares of Common Stock issued pursuant to the exercise or conversion, as the case may be, of options, warrants, convertible debt or other derivative securities outstanding on the date hereof), BJH shall have the right (the "Anti-Dilution Right") to purchase from the Company, at a purchase price of $0.20 per share, additional shares of Common Stock (the "Additional Shares"), such that, upon the purchase of such Additional Shares, BJH's ownership interest in the Company, on a fully diluted basis, after the purchase of any such Additional Shares, when aggregated with the Initial Shares, equals 17 1/2 % of the Company on a fully diluted basis as of the Anniversary Date, provided, however, that such Anti-Dilution Right shall only apply to up to $2,000,000 of actual Equity Issuances (meaning stock or common stock equivalents sold for cash consideration in a private placement or public offering) closed by the Company during the One Year Period. For the avoidance of doubt, it is expressly understood and agreed by the parties that the foregoing Anti-Dilution Right only applies to the first $2,000,000 (or such lesser amount) of Equity Issuances actually closed by the Company during the One Year Period. Consequently, in the event and to the extent that the Company affects Equity Issuances during the One Year Period in excess of $2,000,000, BJH's ownership interest in the Company will be diluted accordingly. Should the Employment Agreements be terminated prior to the Anniversary Date, any Additional Shares acquired by BJH prior to the Anniversary Date shall be forfeited and BJH, simultaneously with the termination of such Employment Agreements, shall be required to sell such Additional Shares back to the Company at the same price paid for the Additional Shares by BJH. In October 2003, the Company and BJH agreed to prematurely terminate the anti-dilution provisions in exchange for the issuance to BJH of 535,606 fully paid for shares of Common Stock. The Company recorded compensation expense of $107,121 in connection with this agreement, which is included in selling, general and administrative expense in the accompanying consolidated statement of operations for the year ended December 31, 2003.

     The Stock Issuance Agreement also provided that the shares acquired by BJH from the Company may not be sold, transferred, assigned, pledged, encumbered or otherwise disposed of for a period of 12 months from December 30, 2002, except in the case of a change in control of the Company or to Messrs. Haber or Buther and/or their immediate family members as defined in the Agreement. The Stock Issuance Agreement also provided for certain piggy-back registration rights to register the shares for resale with the Securities and Exchange Commission and notice provisions of at least 30 days before the initial filing of the Registration Statement with the Commission.

         The Company incurred consulting fees and reimbursable expenses to BJH of $31,389 and $439,975, respectively, for the years ended December 31, 2003 and 2002.

Employment Agreements with Bruce J. Haber and Louis Buther

     Effective December 30, 2002, the Company entered into Employment Agreements (the "Employment Agreements") with Bruce J. Haber and Louis Buther for an initial term of 18 months subject to an automatic annual renewal unless terminated 90 days prior to the end of the term of these Agreements. On March 30, 2004, the Company's Board of Directors approved a one-year extension of the Employment Agreements of Messrs. Haber and Buther until the close of business on June 30, 2005, with the proviso that the automatic renewal provisions shall be deemed deleted from their Agreements. Pursuant to the Agreements, effective January 31, 2003, Mr. Haber became the Company's Chief Executive Officer and was elected to the Company's Board of Directors, initially as Chairman and Mr. Buther became its President. Messrs. Haber and Buther are each performing the duties customary for an executive of such rank with a public company. Messrs. Haber and Buther are each based in New York and are not required to relocate without each person's respective consent. Mr. Haber is not required to devote his full-time to the Company, but is required to devote such time as is necessary for the performances of his duties. Mr. Buther is required to devote his full business time to the Company.

     For Mr. Haber's  services,  he is receiving an annual base  compensation of

$175,000 (the "Haber Base Salary") payable in semi-monthly installments or otherwise in accordance with Company policies. For Mr. Buther's services, he will receive annual base compensation of $161,000 (the "Buther Base Salary"), payable in semi-monthly installments or otherwise in accordance with Company policies. In addition, in the event that pre-tax profits before Management's bonuses are at least $1,035,000 for a calendar year, then Messrs. Haber and Buther shall receive a bonus of $50,000 each, increasing to $75,000 each, if pre-tax profits are $1,150,000 plus 6% each of pre-tax profits over $1,150,000. Such bonus, if earned, will be paid within 30 days after the end of each fiscal year end of the Company. Such incentive targets were not achieved for the year ended December 31, 2003, however, Messrs. Haber and Buther were issued additional fully paid common shares under the Stock Issuance Agreement. The value of such shares, based on the exercise price of $0.20 per shares, for Messrs. Haber and Buther was $61,212 and $45,909, respectively. The Company reimburses Messrs. Haber and Buther for all ordinary and necessary business expenses incurred in connection with the performance of their duties and responsibilities. Messrs. Haber and Buther shall be entitled to indemnification for any claim or lawsuit, which may be asserted against them when acting in a capacity for the Company or any subsidiary or affiliated business. Messrs. Haber and Buther shall also be entitled to participate in officers and directors liability insurance maintained by the Company and any subsidiary or affiliated business.

     The Employment Agreements provide that all proprietary information inventions and trade secret information of the Company shall belong exclusively to the Company, including all patents, copyrights and other rights in connection therewith. At all times, both during the term of the Employment Agreements and after termination thereof for any reason whatsoever, Messrs. Haber and Buther agree to keep in strict confidence and trust all proprietary information and that they will not use or disclose any proprietary information except as may be necessary in the ordinary course of performing their duties under the Services Agreements. All inventions and invention ideas developed by Messrs. Haber and Buther in connection with their Employment Agreements shall belong to the Company as its sole property and each person grants to the Company an assignment of all right, title and interest pertaining thereto. During the term of the Employment Agreements and for a period of six months thereafter, Messrs. Haber and Buther and BJH agree that they will not (i) directly or indirectly engage in or become interested in any business enterprise which is engaged in the current business of the Company, other than a maximum ownership interest of 5% of any publicly traded company that is in the current business of the rental of surgical equipment to healthcare providers; (ii) directly or indirectly participate for their own benefit in the solicitation of any business of any type conducted by the Company from any person or entity which was a client or customer of the Company during the term of the Services Agreements; or (iii) directly or indirectly recruit for employment, or induce or seek to cause such person to terminate his or her employment with the Company, any person who is then an employee of the Company or was an employee of the Company during the preceding six months, provided that the foregoing shall not apply to the recruiting for employment of Messrs. Haber and Buther and Fran Barr. The Employment Agreements provide for termination of the Agreements for cause after giving notice to Messrs. Haber and/or Buther or if they violate the restrictive covenants, they are found to have committed an act of fraud, embezzlement, or theft against the property or personnel of the Company or convicted of a felony or other criminal conduct that would be expected to materially adversely affect the Company's business, prospects, results of operations or financial condition. The Employment Agreements may be terminated by the Company upon the death or 12-month disability of Messrs. Haber or Buther or without cause by giving written notice. Messrs. Haber and/or Buther may also terminate their respective Employment Agreements at any time by giving 30 days prior written notice to the Company. In all such cases, Messrs Haber and Buther shall be entitled to receive their earned and unpaid base salary and Bonuses earned and unpaid through the effective date of termination. In the case of termination without cause, Mr. Haber shall be entitled to receive an amount equal to 50% of the then current annual Haber Base Salary and reasonably incurred expenses through the termination date. Mr. Buther shall be entitled to receive an amount equal to the unpaid Buther Base Salary through the termination date of his Employment Agreement. Upon termination of the Employment Agreement for cause, Haber shall immediately resign as a director of the Company unless otherwise agreed to by the Company and Haber. There are no change in control provisions in Messrs. Haber's and Buther's employment contracts.

Consulting Agreement with Mark Waldron

     On December 30, 2002, the Company entered into a non-exclusive Consulting Agreement (the "Waldron Consulting Agreement" or "Agreement") with JIMA Management LLC and Mark Waldron for the period from January 15, 2003 to
September 15, 2003. JIMA Management LLC agreed to provide the Company with the non-exclusive services of Mr. Waldron as may be required by the Company from time-to-time during the term of the agreement. Mr. Waldron's consulting services included advising the Company on commercial strategies, management and operations, and assisting the Company with identifying and pursuing suitable business opportunities. Pursuant to the Agreement, JIMA Management LLC was paid $10,000 per month. Such fees also compensated JIMA Management LLC for services provided by Mr. Waldron during the term of this agreement as well as services provided to the Company and expensed on the Company's books and records for the period from July 1, 2001 to March 31, 2002 during which time Mr. Waldron served as the Company's Chief Executive Officer and did not receive a salary. The Waldron Consulting Agreement also provided for certain piggy-back registration rights to have his Common Stock registered for sale with the Securities and Exchange Commission and notice provisions of at least 30 days before the initial filing of the registration statement with the Commission.

     In the first three months of 2002, Mr. Waldron did not receive a salary, but received payment of his rent, automobile and automobile insurance as benefits from the Company. Between April 2002 and January 2003, PRI Medical was paying him a salary at the monthly rate of $12,500 and discontinued all other benefits described above, except a monthly auto allowance.

     The Company expensed fees of $70,000 and $10,000 as of December 31, 2001 and March 31, 2002, respectively, in connection with services provided under the Waldron Consulting Agreement. The remaining fees of $10,000 under the Agreement were expensed during 2003.

Employment Arrangement - William M. McKay

     In August  2002,  William M. McKay  became the  Company's  Chief  Financial
Officer ("CFO") pursuant to an engagement letter. As CFO, he is currently receiving a base salary of $140,000 per annum, and participates in an incentive bonus program generally based on Company performance. For the years ended December 31, 2003 and 2002, Mr. McKay received a bonus of $-0- and $7,000, respectively. In addition, Mr. McKay receives Company-paid health insurance benefits as well as an automobile allowance of $300 per month. During the year ended December 31, 2003, Mr. McKay was granted 75,000 common stock options at an exercise price of $0.40 per share with two-fifths of such options immediately vested and the remainder vesting in annual installments over three years from the date of grant. In the event that the Company terminates Mr. McKay without cause, he shall be entitled to receive six months severance pay.

Directors' Compensation

     Directors do not presently receive compensation for serving on the Board or on its committees other than the grant of stock options. Depending on the number of meetings and the time required for the Company's operations, the Company may decide to compensate its directors in the future.

2002 Employee and Consulting Compensation Plan

     On April 1, 2002, the Company established an Employee Benefit and Consulting Compensation Plan (the "2002 Plan") covering 325,000 shares, which Plan was approved by stockholders on August 5, 2003. Since stockholder approval was not obtained by April 1, 2003, all outstanding Incentive Stock Options granted under the 2002 Plan became Non-Statutory Stock Options and no Incentive Stock Options could be thereafter granted under the 2002 Plan. In March 2004, the Board of Directors approved, subject to stockholder approval, a 325,000 share increase in the number of shares covered by the Plan to 650,000 shares. As of December 31, 2003 there were 433,076 stock options outstanding under the 2002 Plan.

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

Types of Awards

     The 2002 Plan is designed to enable us to offer certain officers, employees, directors and consultants of us and our subsidiaries equity interests in us and other incentive awards in order to attract, retain and reward such individuals and to strengthen the mutuality of interests between such individuals and our stockholders. In furtherance of this purpose, the 2002 Plan contains provisions for granting non-statutory stock options (and originally incentive stock options which have now become non-statutory stock options) and Common Stock Awards.

     Stock Options. A "stock option" is a contractual right to purchase a number of shares of Common Stock at a price determined on the date the option is granted. The option price per share of Common Stock purchasable upon exercise of a stock option and the time or times at which such options shall be exercisable shall be determined by the Board at the time of grant. Such option price shall not be less than 100% of the fair market value of the Common Stock on the date of grant. The option price must be paid in cash, money order, check or Common Stock of the Company. The Options may also contain at the time of grant, at the discretion of the Board, certain other cashless exercise provisions.

     Options shall be exercisable at the times and subject to the conditions determined by the Board at the date of grant, but no option may be exercisable more than ten years after the date it is granted. If the Optionee ceases to be an employee of our company for any reason other than death, any option (originally granted as an incentive stock option) exercisable on the date of the termination of employment may be exercised for a period of thirty days or until the expiration of the stated term of the option, whichever period is shorter. In the event of the Optionee's death, any option (originally granted as an incentive stock option) exercisable at the date of death may be exercised by the legal heirs of the Optionee from the date of death until the expiration of the stated term of the option or six months from the date of death, whichever event first occurs. In the event of disability of the Optionee, any Options (originally granted as an incentive stock option) shall expire on the stated date that the Option would otherwise have expired or 12 months from the date of disability, whichever event first occurs. The termination and other provisions of a non-statutory stock option shall be fixed by the Board of Directors at the date of grant of each respective option.

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

Awards

     During 2003 and 2002, we granted options to employees to purchase 218,000 and 148,196 shares, respectively, of our Common Stock under the 2002 Plan. The options are exercisable at $.40 per share (except for 2,000 options exercisable at $2.00 per share and 2,000 options exercisable at $8.00 per share), 24,341 of which have been terminated as a result of employees terminating their employment with the Company. Unless sooner terminated, the 2002 Plan will expire on March 31, 2012 and no awards may be granted after that date.

     It is not possible to predict the individuals who will receive future awards under the 2002 Plan or the number of shares of Common Stock covered by any future award because such awards are wholly within the discretion of the Board. The table below contains information as of December 31, 2003 on the known benefits provided to certain persons and group of persons under the 2002 Plan.

                                                            Number of        Range of       Value of unexercised
                                                         Shares subject   exercise price     options at Dec. 31
                    Name and Position                      to Options      ($) per Share           2003(1)
   ----------------------------------------------------- ---------------- ---------------- ------------------------

   ----------------------------------------------------- ---------------- ---------------- ------------------------
   Bruce J. Haber, Chief Executive Officer                     -0-               -0-                 -0-
   ----------------------------------------------------- ---------------- ---------------- ------------------------
   Louis Buther, President                                     -0-               -0-                 -0-
   ----------------------------------------------------- ---------------- ---------------- ------------------------
   William M. McKay, Chief Financial Officer              105,000               .40                  (1)
   ----------------------------------------------------- ---------------- ---------------- ------------------------
   Three Executive Officers As a group                    105,000               .40                  (1)
   ----------------------------------------------------- ---------------- ---------------- ------------------------
   Three Non-Employee Directors as a group                 55,000               .40                  (1)
   ----------------------------------------------------- ---------------- ---------------- ------------------------
   Non-Executive Officer
   Employees and Consultants                              256,826           $.40 - $8.00             (1)
   ----------------------------------------------------- ---------------- ---------------- ------------------------

     (1) Value is normally calculated by multiplying (a) the difference between the market value per share at December 31, 2003 and the option exercise price by (b) the number of shares of Common Stock underlying the option. Due to the limited and sporadic trading of the Company's Common Stock at year-end, no value is given to the options as of December 31, 2003.

2001 Stock Option Plan

     On November 1, 2001, we adopted a 2001 Stock Option Plan, subject to stockholder approval, similar to our 2002 Plan except that the 2001 Plan, which covers 200,000 shares, does not provide for the direct issuance of stock and it has no cashless exercise provisions. The Company granted options to purchase 24,250 shares under the 2001 Plan exercisable at $40.00 per share, 13,625 of which have been terminated as a result of employees terminating their employment with the Company. Since stockholder approval was not obtained on or before November 1, 2002, all incentive stock options granted under the Plan have automatically become non-statutory stock options and the Board is limited to granting non-statutory stock options under the Plan. The Board of Directors has no plans to issue any additional options under the 2001 Plan and on December 19, 2002, it approved a resolution reducing the number of authorized options under the Plan to 14,625 shares of Common Stock, representing the number of outstanding options under the Plan as of that date. As of December 31, 2003 there were 10,625 options outstanding under the 2001 Plan.

PRI Medical Stock Option Plan

     In September 1996, PRI Medical adopted the 1996 Stock Incentive Plan ("1996 Plan") to allow officers, employees and certain non-employees to receive certain options to purchase common stock and to receive grants of common stock subject to certain restrictions. Under the Plan, regular salaried employees and directors may be granted options exercisable at not less than 100% of the fair market value of the shares at the date of grant. The exercise price of any option granted to an optionee who owns stock possessing more than 10% of the voting power of all classes of common stock of PRI Medical must be 110% of the fair market value of the common stock on the date of grant, and the duration may not exceed five years. Options generally become exercisable at a rate of one-third of the shares subject to option on each of the first, second and third anniversary dates of the grant. The duration of options may not exceed ten years. A maximum number of 37,500 shares of PRI Medical's common stock were issuable under the Plan.

     In February 2000, PRI Medical adopted the 2000 Stock Incentive Plan ("2000 Plan") to allow officers, employees and certain non-employees to receive certain options to purchase common stock and to receive grants of common stock subject to certain restrictions. Under the 2000 Plan, regular salaried employees, including directors, who are full time employees, may be granted options exercisable at not less than 100% of the fair market value of the shares at the date of grant. The exercise price of any option granted to an optionee who owns stock possessing more than 10% of the voting power of all classes of common stock of PRI Medical must be 110% of the fair market value of the common stock on the date of grant, and the duration may not exceed five years. Options generally become exercisable at a rate of one-third of the shares subject to option on each of the first, second and third anniversary dates of the grant. The duration of options may not exceed ten years. A maximum number of 62,500 shares of common stock were issuable under the 2000 Plan.

     Pursuant to the Merger Agreement between the Company and PRI Medical in July 2001, each outstanding PRI Medical stock option automatically became an option in shares of the Company's common stock, on the same terms and conditions as were applicable under such PRI Medical option, to purchase the same number of shares of the Company's common stock as the holder of PRI Medical would have been entitled to receive pursuant to the merger had such holder exercised such option in full immediately prior to the effective time of the merger at a price per share (rounded up to the nearest whole cent) equal to (y) the aggregate exercise price for the shares of PRI Medical otherwise purchasable pursuant to the PRI Medical option divided by (z) the number of full shares of the Company's common stock deemed purchasable pursuant to such PRI Medical option in accordance with the foregoing. At July 6, 2001, the effective time of the merger, Emergent assumed PRI Medical outstanding options to purchase 14,120 shares of Emergent's Common Stock at exercise prices ranging from $27.20 per share to $162.00 per share. Of the 14,120 options, 1,167 are currently outstanding as of December 31, 2003 and none have been exercised. The Company does not intend to grant any more options under the PRI Medical plans.

                               OPTION GRANTS TABLE

     The information provided in the table below provides information with respect to individual grants of stock options during 2003 of each of the executive officers named in the summary compensation table above. The Company did not grant any stock appreciation rights during 2003.

                        Option Grants in Last Fiscal Year




                                   Individual Grants                                            Potential
                                   -----------------                                       Realizable Value at
                                                                                              Assumed Annual
                                                                                           Rates of Stock Price
                                        (c)% of Total                                         Appreciation
                         Options      Options/Granted    Exercise Price                    for Option Term (2)
                         Granted       to Employees in        ($/Sh)       Expiration      -------------------
          Name              (#)        Fiscal Year (1)                        Date         5% ($)         10% ($)
          ----           -------       ---------------   --------------    ----------      -----          -------
 Mark Waldron                -0-             -0-               N/A            N/A           N/A             N/A
 Bruce J. Haber              -0-             -0-               N/A             NA           N/A             N/A
 Louis Buther                -0-             -0-               N/A            N/A           N/A             N/A
 William M. McKay          75,000           34.4%             $0.40         8/19/13       $19,410         $51,211

-------------
N/A - Not Applicable.


     (1) The percentage of total options granted to employees in the fiscal year is based upon options granted to officers, directors and employees.

     (2) The potential realizable value of each grant of options assumes that the market price of the Company's Common Stock appreciates in value from the date of grant to the end of the option term at annualized rates of 5% and 10%, respectively, and after subtracting the exercise price from the potential realizable value.

AGGREGATED  OPTION  EXERCISES  IN LAST  FISCAL  YEAR AND FISCAL  YEAR END OPTION
VALUES

     The information provided in the table below provides information with respect to each exercise of stock option during 2003 by each of the executive officers named in the summary compensation table and the fiscal year end value of unexercised options.

    (a)                       (b)              (c)                  (d)                        (e)

                                                                                             Value of
                                                                 Number of                  Unexercised
                              Shares                            Unexercised                 In-the-Money
                            Acquired on                            Options at                 Options
                             Exercise         Value              FY-End (#)                 at Fy-End($)
                           (     #   )       Realized           Exercisable/                Exercisable/
                           ------------
   Name                                       ($)(1)            Unexercisable             Unexercisable(1)
   ----                                        ------           -------------             ----------------

Mark Waldron                     0              0                 3,700/0                       0/0

Bruce Haber                      0              0                    0                         0 / 0
Louis Buther                     0              0                    0                         0 / 0
William Mckay                    0              0              42,000/63,000                   0 / 0


     (1) The aggregate dollar values in column (c) and (e) are calculated by determining the difference between the fair market value of the Common Stock underlying the options and the exercise price of the options at exercise or fiscal year end, respectively. In calculating the dollar value realized upon exercise, the value of any payment of the exercise price is not included. Due to the limited and sporadic trading of the Company's Common Stock at year-end, no value is given to the options as of December 31, 2003.

PRI Deferred Contribution Plan

     PRI Medical has adopted a defined contribution retirement plan, which qualifies under Section 401(k) of the Internal Revenue Code. This Plan covers substantially all employees with over one year of service. PRI Medical currently provides matching contributions of 6% of each participant's deferral up to a maximum of 15% of eligible contributions. Except for PRI Medical's 401(k) Plan, the Company has no other annuity, pension, or retirement benefits for its employees. For the year ended December 31, 2003, the Company contributed $11,701 to the Plan through the use of forfeitures.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
-------------------------------------------------------------------------
and Related Stockholder Matters.
--------------------------------


     As of February 29, 2004, the Company had outstanding shares of Common Stock. The only persons of record who presently hold or are known to own (or believed by the Company to own) beneficially more than 5% of the outstanding shares of such class of stock is listed below. The following table also sets forth certain information as to holdings of the Company's Common Stock of all officers and directors individually, and all officers and directors as a group.

          Name and Address of Beneficial Owner (1)                   Number of Common         Approximate
                                                                          Shares              Percentage
------------------------------------------------------------- ------------------------------- ------------------------
Daniel Yun
375 Park Avenue, Suite 3607
New York, NY 10152                                                   791,801   (2)                     18.8
------------------------------------------------------------- ------------------------------- ------------------------
Mark Waldron
932 Grand Central Avenue
Glendale, CA 91201                                                   407,592   (3)                      9.7
------------------------------------------------------------- ------------------------------- ------------------------
Howard Waltman
140 Deerfield
Tenafly, NJ 07670                                                    338,832   (4)                      7.9
------------------------------------------------------------- ------------------------------- ------------------------
Matthew Fong and Paula Fong
13191 Crossroads Parkway, Suite 285
Industry, CA 91746                                                    25,000   (5)                       *
------------------------------------------------------------- ------------------------------- ------------------------
William M. McKay
932 Grand Central Avenue
Glendale, CA 91201                                                    67,250   (6)                       *
------------------------------------------------------------- ------------------------------- ------------------------
Bruce J. Haber
c/o BJH Management, LLC
145 Huguenot Street, Suite 405
New Rochelle, NY  10801                                            1,010,246   (7)                     22.3
------------------------------------------------------------- ------------------------------- ------------------------
Louis Buther
205 Ridgefield Avenue
South Salem, NY 10590                                                530,435   (7)                     11.9
------------------------------------------------------------- ------------------------------- ------------------------
Arie Kanofsky
385 West John Street
Hicksville, NY 11801
                                                                     505,000                           10.6
------------------------------------------------------------- ------------------------------- ------------------------
All current and proposed  executive  officers and  directors
as a group (seven) persons                                         3,171,156   (8)                     72.9
------------------------------------------------------------- ------------------------------- ------------------------

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

     (4) Includes 263,832 shares owned by his family in the name of The THW Group LLC, over which shares Mr. Waltman exercises voting and investment control and options to purchase 75,000 shares.

     (5) Includes options to purchase 25,000 shares. (6) Includes options to purchase 42,000 shares.

     (7) BJH Management LLC is a company owned by Mr. Bruce J. Haber. BJH acquired 348,575 shares of Common Stock of the Company pursuant to a services agreement and Mr. Haber purchased 505,000 shares. Of the 348,575 shares, 199,186 shares were gifted by Mr. Haber to an irrevocable trust for the benefit of his daughter, Jessica L. Haber with his wife, Michela I. Haber, as Trustee. The remaining 149,389 shares were transferred to Louis Buther. BJH Management had certain anti-dilution rights to maintain on behalf of itself, and at its option, its transferees, a minimum combined 17.5% of the Company's outstanding shares on a fully diluted basis. Pursuant to these rights and in exchange for its premature cancellation of rights, BJH received 535,606 shares of Common Stock. Of these shares, 229,545 shares were transferred to Mr. Buther and the remaining 306,060 shares were transferred to Mr. Haber. The amount of stock shown in the table as owned by Mr, Haber includes the shares held in his daughter's trust, although he disclaims beneficial ownership of such shares.

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

Securities Authorized for Issuance under Equity Compensation Plans.

     The following summary information is as of February 29, 2004 and relates to our 2002 Stock Option Plan described in Item 10 pursuant to which we have granted options to purchase our common stock:

                                          (a)                          (b)                        (c)
------------------------------- ------------------------------ ---------------------- --------------------------------
                                                                                      Number of securities
                                                                                      remaining available for
                                Number of shares of common     Weighted average       future issuance under
                                stock to be issued upon        exercise price of      equity compensation plans
Plan category                   exercise                       outstanding            (excluding shares
                                of outstanding options         options (1)            reflected in column (a)

------------------------------- ------------------------------ ---------------------- --------------------------------
Equity compensation
Plans  (2)                                 433,076                     $0.44                      216,924
------------------------------- ------------------------------ ---------------------- --------------------------------
--------------------


     (1) Based upon 412,826 options exercisable at $.40 per share, 2,000 options exercisable at $2.00 per share and 2,000 options exercisable at $8.00 per share.

     (2) Our Board of Directors has recently approved an increase in the number of shares covered by the 2002 Plan from 325,000 to 650,000, subject to stockholder approval at our next annual meeting.

     The following summary information is as of February 29, 2004 and relates to our 2001 Stock Option Plan described in Item 10 pursuant to which we have granted options to purchase our common stock:

                                           (a)                          (b)                      (c)
------------------------------- ------------------------------ ---------------------- --------------------------------
Plan category                   Number of shares of common     Weighted average       Number of securities
                                stock to be issued upon        exercise price of      remaining available for
                                exercise                       outstanding            future issuance under
                                of outstanding options         options (1)            equity compensation plans
                                                                                      (excluding shares
                                                                                       reflected in column (a)(2)
------------------------------- ------------------------------ ---------------------- --------------------------------
Equity compensation                        10,625                     $40.00                        -0-
Plans
------------------------------- ------------------------------ ---------------------- --------------------------------

     (1)  All options are exercisable at $40.00 per share.

     (2) The Board of Directors does not intend to grant anymore options under the 2001 Plan.

     The following summary information is as of February 29, 2004 and relates to our Stock Option Plans of PRI Medical described in Item 10 which were assumed by Emergent and pursuant to which we have granted options to purchase our common stock:

                                 (a)                            (b)                     (c)
------------------------------- ------------------------------ ---------------------- --------------------------------
Plan category                   Number of shares of common     Weighted average       Number of securities
                                stock to be issued upon        exercise price of      remaining available for
                                exercise                       outstanding            future issuance under
                                of outstanding options         options (1)            equity compensation plans
                                                                                      (excluding shares
                                                                                      reflected in column (a)
------------------------------- ------------------------------ ---------------------- --------------------------------
Equity compensation
Plans  (2)                             1,167                          $46.97                        -0-
------------------------------- ------------------------------ ---------------------- --------------------------------
--------------------

     (1) Based upon 996 options exercisable at $27.20 per share and 171 options exercisable at $162.00 per share.

     (2) The Board of Directors of Emergent does not intend to grant any more options under the old PRI Medical Plans.

Item 12.  Certain Relationships and Related Transactions.
--------------------------------------------------------

PRI Medical Transactions

     Reference is made to Item 13 of the Company's Form 10-K for the fiscal year ended December 31, 2002 for a description of certain transactions involving PRI Medical, the Company and third parties.

Emergent Group Inc. Transactions

     Reference is made to "Item 1" of the Company's Form 10-K for its fiscal year ended December 31, 2002 for a discussion of an equity transfer and spin-off of assets to Dynamic International Ltd. and the former members of Emergent Ventures, LLC's acquisition of control of Dynamic International Ltd.

Emergent's Acquisition of PRI Medical

     Reference is made to "Item 1" of the Company's Form 10-K for its fiscal year ended December 31, 2002 for a discussion of the Company's July 2001 acquisition of PRI Medical.

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

Other Agreements -Al Guadagno and  Richard Whitman

     In August 2000, PRI Medical entered into a two-year employment arrangement with Al Guadagno, its Executive Vice President and Chief Financial Officer. The principal terms of this arrangement were an annual base compensation of
$150,000,  an  annual  bonus  based  upon  performance,   and  the  issuance  of
non-qualified stock options at the inception of the arrangement. In addition, the arrangement provided that, if Mr. Guadagno was terminated, he would then be entitled to receive severance compensation through August 2002. The Company notified Mr. Guadagno that his contract would not be renewed in August 2002.

     In January 2000, PRI Medical entered into a three-year employment contract with Richard Whitman, PRI Medical's former Chairman, President and Chief Executive Officer. This contract provided for an annual base compensation of $180,000, an annual bonus based upon performance, and the issuance of non-qualified stock options of PRI Medical at the inception of the contract (equal to 10% of the fully diluted shares outstanding at the inception of this contract). In addition, the contract provided that, if Mr. Whitman was terminated prior to the end of the contract, he wouldl then be entitled to receive compensation through the end of the contract. Pursuant to an agreement dated August 20, 2001, as amended November 30, 2001. Mr. Whitman, the Company and PRI Medical agreed as follows:

     o    To terminate the January 2000 Agreement;

     o To retain Mr. Whitman as a non-exclusive consultant for the Company and PRI Medical in the area of business development, fund raising and corporate development through January 9, 2003;

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

     o Reaffirm Mr. Whitman's right to receive stock options and registration rights in accordance with the January 2000 Agreement as adjusted to give effect to the conversion ratio applied to other PRI Medical stockholders.

     o For Mr. Whitman to convert his $60,000 note into 237,874 shares of the Company's Common Stock with registration rights subject to a lock-up agreement until August 15, 2002.

     Pursuant to a Settlement Agreement dated November 26, 2002, Mr. Richard Whitman and the Company entered into an agreement whereby the Company agreed to pay Mr. Whitman $25,000 upon the execution of this agreement and an additional $17,000 on or before March 31, 2003 (less payroll deductions) in full satisfaction of all monies then due and owing to him. If timely payments are not made, then the Company would owe him $213,000 less any payments made under their Settlement Agreement. The Settlement Agreement also included Mr. Whitman's waiver of registration rights effective immediately. On February 3, 2003, the Company entered into a one-year Consulting Agreement with Mr. Whitman to retain his non-exclusive services to provide advice upon request with respect to commercial strategies, management and the operational aspects of the Company's business. As consideration for his anticipated services, the Company granted him ten-year options to purchase 6,250 shares of its common stock exercisable at $0.40 per share. All payments to Mr. Whitman were made in accordance with the Settlement Agreement.

Loans from Shareholders to the Company and Transactions Between the Company and Emergent Capital Investment Management, LLC.

         Reference is made to the Company's Form 10-K for its fiscal year ended December 31, 2002 for a description of these related party transactions.

Other Transactions

         Reference is made to Item 13 of the Company's Form 10-K for its fiscal year ended December 31, 2002 for a description of other related party transactions.

2003 Transactions

     On June 27, 2003, the Company completed a private placement for gross proceeds of $1,000,000 of subordinated convertible promissory notes. Of the $1,000,000 raised, $700,000 was invested by eleven persons who are officers, and directors of the Company or members of law firms who have acted in a legal capacity to the Company. The remaining $300,000 was purchased by six accredited investors. Of the $700,000, officers, directors and employees of the Company invested the following sums of money: $200,000 was invested by each of Daniel Yun and Bruce J. Haber, $60,000 was invested by each of Mark Waldron and Louis Buther, $100,000 was invested by Howard Waltman, $10,000 was invested by William
M. McKay and $40,000 was invested by Rick Frey. The notes were converted into an aggregate of 2,525,000 shares of Common Stock on August 29, 2003, the effective date of a one-for-forty reverse stock split. In addition, the Company issued 25,000 common shares as payment for interest of $10,000 accrued on the notes as of the conversion date.

Item 13.  Exhibits and Reports on Form 8-K.
-------------------------------------------
         (a)(1)(2)       Financial Statements and Financial Statement Schedules.

                         A list of the Financial Statements and Financial
Statement Schedules filed as a part of this Report is set forth in Item 8, and appears at Page F-1 of this Report, which list is incorporated herein by reference.

         (a)(3)        Exhibits

Number   Exhibit           Description
------  ----------        -------------

2.1   Agreement and Plan of  Reorganization  and Merger,  dated as of January
      23, 2001, among MRM Registrant and MRM Acquisition Inc.(1)
2.2   Agreement to transfer equity dated August 10, 2000. (3)
3.1   Articles of Incorporation of Registrant. (5)
3.2   Amendment to Articles of Incorporation.(5)
3.3   2003 Amendment to Articles of Incorporation (9)
3.43  By-laws of Registrant.(5)
9.1   Voting  Trust  Agreement  between  Daniel  Yun  and  Mark  Waldron(4)
10.1  Consulting Agreement dated October 15, 2001 with BJH Management LLC.(4)
10.2  Stock  Issuance  Agreement  dated  December  30,  2002 with BJH  Management
      LLC.(4)
10.3  Employment  Agreement  dated December 30, 2002 with Bruce J. Haber.(4)
10.4  Employment Agreement dated December 30, 2002 with Louis Buther.(4)
10.5  Consulting  Agreement  dated December 30, 2002 with JIMA Management LLC and
      Mark Waldron.(4)
10.6  Consulting Agreement dated September 1, 2001 with Howard Waltman, which was terminated by the Company on December 19, 2002.(4)
10.7  Consulting  Agreement  dated  September 1, 2001 with Paula Fong,  which was terminated by the Company on December 19, 2002.(4)
10.8  Facility Lease - Glendale, California(4)
10.9  Settlement Agreement with Al Guadagno. (4)
10.10 Settlement Agreement with Richard Whitman.(4)
10.11 Consulting   Agreements   and   Settlement   Agreement  with  Tahoe  Carson
      Management Consulting.(4)
10.12 Employment  Agreement  - Calvin  Yee,  approved by the board on November 1,
      2001 (4).
10.13 Engagement Letter - William M. McKay (4)
10.14 Consulting Agreement dated February3, 2003 - Richard Whitman (6)
11.1  Statement re: computation of per share earnings (see consolidated financial statements and notes thereto).
14.1  Code of Ethics (7)
21.1  Subsidiaries of Registrant  listing the state or other jurisdiction of each subsidiary other than subsidiaries which would not constitute a significant subsidiary in Rule 1-02(w) of Regulation S-X. (7)
23.1  Consent of Accountants in connection with Form S-8  Registration  Statement
      (7)
31(a) Rule 13a-14(a) Certification - Chief Executive Officer (7)
31(b) Rule 13a-14(a) Certification - Chief Financial Officer (7)
32(a) Section 1350 Certification - Chief Executive Officer (7)
32(b) Section 1350 Certification - Chief Financial Officer (7)

99.1 2002 Stock Option Plan.(4)
99.2 2001 Stock Option Plan.(4)
99.3 Form of Subordinated Promissory Note  (9)
--------------------------------------------------------------------------------

(1) Filed as an exhibit to the Registrant's Current Report on Form 8-K, dated January 29, 2001, and incorporated herein by reference.
(2) Filed as an exhibit to the Registrant's Form 10-K for its fiscal year ended December 31, 2000.
(3) Incorporated by reference to the Registrant's Form 8-K - August 31, 2000 (date of earliest event).
(4) Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2001.
(5) Incorporated by reference to the Registrant's Form S-4 Registration Statement filed May 8, 2001.
(6) Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2002.
(7)  Filed herewith.
(8) Incorporated by reference to the Registrant's Form 8-K - June 27, 2003 (date of earliest event).
(9) Incorporated by reference to the Registrant's Form 10-QSB for its quarter ended September 30, 2003.

     The following exhibits were filed or incorporated by reference in PRI Medical's, formerly Medical Resources Management, Inc.'s Form 10-KSB or Form 10-KSB/A for its fiscal year ended October 31, 2000. The exhibits referenced therein are incorporated by reference into the Registrant's Form 10-KSB.

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

(b)  Reports on Form 8-K.

         No Reports on Form 8-K were filed or required to be filed during the quarter ended December 31, 2003.

Item 14.  Principal Accountant Fees and Services.
-------------------------------------------------
Audit Fees

     For the fiscal year ended December 31, 2003, the aggregate fees billed for professional services rendered by Singer Lewak Greenbaum & Goldstein LLP
("independent auditors") for the audit of the Company's annual financial statements and the reviews of its financial statements included in the Company's quarterly reports totaled approximately $81,800.

Financial Information Systems Design and Implementation Fees

     For the fiscal year ended December 31, 2003, there were $-0- in fees billed for professional services by the Company's independent auditors rendered in connection with, directly or indirectly, operating or supervising the operation of its information system or managing its local area network.

All Other Fees

     For the fiscal year ended December 31, 2003, there was $10,907 in fees billed for preparation of corporate tax returns, tax research and other professional services rendered by the Company's independent auditors. The foregoing fees exclude expense reimbursements of $7,845.

                                   SIGNATURES

     Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EMERGENT GROUP INC.

                                          By: /s/ Bruce J. Haber
                                             ----------------------------------
                                             Bruce J. Haber, Chairman of the
                                             Board and Chief Executive Officer

Dated:  New Rochelle, New York
March 31, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures                           Title                              Date

/s/ Bruce J. Haber            Chairman of the Board             March 31, 2004
-----------------------       Chief Executive Officer
Bruce J. Haber

/s/ William M. McKay          Chief Financial Officer           March 31, 2004
-----------------------       Secretary and Treasurer
William M. McKay

/s/ Daniel Yun                Director                          March 31, 2004
-----------------------
Daniel Yun

/s/ Mark Waldron              Director                          March 31, 2004
-----------------------
Mark Waldron

/s/ Howard Waltman            Director                          March 31, 2004
-----------------------
Howard Waltman

/s/ Matthew K. Fong           Director                          March 31, 2004
-----------------------
Matthew K. Fong

Bruce J. Haber, Daniel Yun, Mark Waldron, Howard Waltman and Matthew K. Fong represent all the current members of the Board of Directors.