Form 10QSB
period 2004-03-31
EMERGENT GROUP INC/NY
filed 2004-05-17
CIK 1021097

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ___________________________________

                                   FORM 10-QSB
                       ___________________________________

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2004

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

                       ___________________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [ X ] No [ ]

As of May 6, 2004, the registrant had a total of 4,744,551 shares of Common Stock outstanding.

                               EMERGENT GROUP INC.

                          FORM 10-QSB Quarterly Report

                                Table of Contents

                                                                                                         Page

PART I.  FINANCIAL INFORMATION
   Item 1.    Financial Statements

              Condensed Consolidated Balance Sheet as of March 31, 2004                                    3

              Condensed Consolidated Statements of Operations for the Three Months
                 Ended March 31, 2004 and 2003                                                             4

              Condensed Consolidated Statements of Cash Flows for the
                 Three Months Ended March 31, 2004 and 2003                                                5

              Notes to the Condensed Consolidated Financial Statements                                     6

   Item 2.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                                10

   Item 3.    Controls and Procedures                                                                     13

PART II.  OTHER INFORMATION

   Item 1.    Legal Proceedings                                                                           14

   Item 2.    Changes in Securities                                                                       14

   Item 3.    Defaults Upon Senior Securities                                                             14

   Item 4.    Submissions of Matters to a Vote of Security Holders                                        14

   Item 5.    Other Information                                                                           14

   Item 6.    Exhibits and Reports on Form 8-K                                                            14


Signatures                                                                                                16

                                       2

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements


                      Emergent Group Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                     March 31,
                                                                       2004
                                                                   -------------
                                ASSETS

Current assets
     Cash .......................................................  $    621,042
     Accounts receivable, net ...................................     1,246,390
     Inventory, net .............................................       316,547
     Prepaid expenses ...........................................        81,094

                                                                   -------------
           Total current assets .................................     2,265,073

Property and equipment, net .....................................     2,073,359
Goodwill, net ...................................................       779,127
Deposits and other assets, net ..................................       140,357

                                                                   -------------
Total assets ....................................................  $  5,257,916
                                                                   =============

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Line of credit .............................................  $    750,000
     Current portion of capital lease obligations ...............       291,642
     Current portion of notes payable ...........................       549,191
     Accounts payable ...........................................       607,082
     Accrued expenses ...........................................       654,158
                                                                   -------------

        Total current liabilities ...............................     2,852,073

Capital lease obligations, net of current portion ...............       145,142
Notes payable, net of current portion ...........................       479,461
                                                                   -------------

           Total liabilities ....................................     3,476,676

Minority Interest ...............................................       174,093

Shareholders' equity
     Preferred stock, $0.001 par value, non-voting 10,000,000
        shares authorized, no shares issued and outstanding .....             -
     Common stock, $0.04 par value, 100,000,000 shares authorized
        4,744,551shares issued and outstanding ..................       189,782
     Additional paid-in capital .................................    14,488,090
     Accumulated deficit ........................................   (13,070,725)
                                                                   -------------

              Total shareholders' equity ........................     1,607,147

                                                                   -------------
 Total liabilities and shareholders' equity .....................  $  5,257,916
                                                                   =============


                 The accompanying notes are an integral part of
                     these condensed financial statements.

                      Emergent Group Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations

                                                             Three Months Ended
                                                                  March 31,
                                                         ------------   ------------
                                                             2004           2003
                                                         ------------   ------------
Revenue ..............................................   $ 2,682,440    $ 2,140,820
Cost of goods sold ...................................     1,906,605      1,315,937
                                                         ------------   ------------

Gross profit .........................................       775,835        824,883

Selling, general, and administrative expenses ........       799,974        832,223
                                                         ------------   ------------

Income (Loss) from operations ........................       (24,139)        (7,340)

Other income (expense)
     Interest expense ................................       (30,644)       (52,516)
     Equity in net loss of investment in limited
         liability companies .........................             -        (13,811)
     Gain (loss) on disposal of property and equipment        (3,518)        26,267
     Other income (expense), net .....................         5,480         (2,737)
                                                         ------------   ------------

            Total other income (expense) .............       (28,682)       (42,797)
                                                         ------------   ------------

Income (loss) before provision for income taxes,
     minority interest and extraordinary item ........       (52,821)       (50,137)
Provision for income taxes ...........................             -              -
                                                         ------------   ------------

Income (loss) before minority interest and
     extraordinary item ..............................       (52,821)       (50,137)

Minority interest in net income of consolidated
     limited liability companies .....................       (29,729)             -
                                                         ------------   ------------

Income (loss) before extraordinary item ..............       (82,550)       (50,137)
                                                         ------------   ------------
Extraordinary item
     Gain on forgiveness of debt, net of tax .........             -        103,530
                                                         ------------   ------------

Net income (loss) ....................................   $   (82,550)   $    53,393
                                                         ============   ============

Basic and diluted earnings (loss) per share:
     Before extraordinary item .......................   $     (0.01)   $     (0.03)
     Extraordinary item ..............................         (0.02)          0.06
                                                         ------------   ------------

Basic and diluted earnings (loss) per share ..........   $     (0.02)   $      0.03
                                                         ============   ============

Basic and diluted weighted-average shares outstanding      4,744,551      1,683,945
                                                         ============   ============

                 The accompanying notes are an integral part of
                     these condensed financial statements.

                      Emergent Group Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows

                                                                                     Three Months Ended
                                                                                         March 31,
                                                                                  ----------   ----------
                                                                                    2004           2003
                                                                                  ----------   ----------
Cash flows from operating activities
     Net income (loss) ........................................................   $ (82,550)   $  53,393
     Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
         Loss (gain) on disposal of property and equipment ....................       3,518      (26,267)
         Gain on forgiveness of debt ..........................................           -     (103,530)
         Depreciation and amortization ........................................     296,874      186,412
         Equity in net (gain) loss of investment in limited liability companies           -       13,811
         Provision for doubtful accounts ......................................      (2,198)      10,827
         Minority interest in net income ......................................      29,729            -
         (Increase) decrease in
            Accounts receivable ...............................................      84,775      735,803
            Inventory .........................................................      27,346      (35,324)
            Due from related party ............................................           -     (416,181)
            Prepaid expenses ..................................................      25,879       45,746
            Deposits and other assets .........................................      (8,068)       9,830
         Increase (decrease) in
            Accounts payable ..................................................      78,719      (43,862)
            Accrued expenses ..................................................    (134,059)    (115,747)
                                                                                  ----------    ---------

Net cash provided by operating activities .....................................     319,965      314,911
                                                                                  ----------    ---------

Cash flows from investing activities
     Cash paid to limited liability companies .................................     (37,300)     (11,700)
     Purchase of property and equipment .......................................    (192,281)     (76,708)
     Net proceeds from the sale of property and equipment .....................       1,481       28,972
                                                                                  ----------   ----------
Net cash provided by (used in) investing activities ...........................    (228,100)     (59,436)
                                                                                  ----------   ----------

Cash flows from financing activities
     Payments on capital lease obligations ....................................     (63,510)    (270,356)
     Payments on notes payable ................................................     (97,644)    (130,844)
                                                                                  ----------   ----------
Net cash provided by (used in) financing activities ...........................    (161,154)    (401,200)
                                                                                  ----------   ----------

Net decrease in cash ..........................................................     (69,289)    (145,725)

Cash, beginning of period .....................................................     690,331      957,242
                                                                                  ----------   ----------
Cash, end of period ...........................................................   $ 621,042    $ 811,517
                                                                                  ==========   ==========
Supplemental disclosures of cash flow information:

     Interest paid ............................................................   $  37,316    $  48,115
                                                                                  ==========   ==========
Supplemental disclosures of non-cash investing and financing activities -

     During the quarter ended March 31, 2004 the Company purchased property and equipment of $46,084 through capital leases.

     During the quarter ended March 31, 2003 the Company billed
     $290,440 to a related party for management fees.


                 The accompanying notes are an integral part of
                     these condensed financial statements.

                               EMERGENT GROUP INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS

     Emergent Group Inc. ("Emergent") is the parent company of PRI Medical Technologies, Inc., formerly Medical Resources Management, Inc. ("PRI Medical"), its wholly owned and only operating subsidiary. Emergent acquired PRI Medical in July 2001. PRI Medical primarily conducts its business through its wholly owned subsidiary Physiologic Reps ("PRI"). Emergent, PRI Medical and PRI are referred to collectively hereinafter as the "Company." PRI Medical provides mobile laser/surgical services on a per procedure basis to hospitals, out-patient surgery centers, and physicians' offices. The lasers are provided with technical support to ensure that they operate correctly. PRI Medical also provides other medical equipment on a limited rental basis to hospitals and surgery centers although this business is being phased out.

2.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Emergent have been prepared pursuant to the rules of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the periods presented.

     The results of operations presented for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

     Principles of Consolidation
     The consolidated financial statements include the accounts of Emergent and its wholly owned subsidiaries. In addition, as of December 31, 2003 in accordance with the Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" the Company has accounted for its equity investments in two limited liability companies under the full consolidation method. The Company previously utilized the equity method of accounting for its investments in such entities. All significant inter-company transactions and balances have been eliminated through consolidation.

     Use of Estimates
     The preparation of the condensed consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income (loss) and expenses during the reporting period. Actual results could differ significantly from those estimates.

     Inventory
     Inventory consists of finished goods primarily used in connection with the delivery of our mobile surgical equipment rental and services business. Inventory is stated at the lower of cost or market, on a first-in, first-out basis.

     Earnings (Loss) Per Share
     The Company computes earnings (loss) per share in accordance with SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) per common share by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the condensed consolidated statements of operations. There were no dilutive common share equivalents outstanding as of March 31, 2004 and 2003.

     Recent Accounting Pronouncements
     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. In connection with the re-negotiation of certain capital lease agreements, note payable agreements, and accounts payable liabilities, the Company recorded an extraordinary gain on forgiveness of debt of $-0- and $103,530 in the consolidated statements of operations for the three months ended March 31, 2004 and 2003, respectively.

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. SFAS No. 148 will not have any impact on the Company's financial statements as management does not have any intention to change to the fair value method.

     In January 2003 and December 2003, the FASB issued FASB Interpretation No. 46, and FASB No. 46R, respectively, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." This pronouncement requires the consolidation of variable interest entities, as defined, and is effective immediately for variable interest entities created after January 31, 2003, and for variable interest entities in which an enterprise obtains an interest after that date. In accordance with this interpretation, as of March 31, 2004, the Company has included two limited liability companies in its consolidated financial statements.

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

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003. As of March 31, 2004, the Company does not have preferred stock as a liability.

3.   DEBT OBLIGATIONS

     At March 31, 2004 we have a bank loan (the "Bank Term Loan") outstanding in the amount of $349,775, which is included in the current portion of notes payable in the accompanying balance sheet. The loan was due on March 2, 2004. The loan agreement, as amended, provides for monthly principal payments of $16,667; plus interest at the prime rate plus 2.00%. As of December 31, 2003 and March 31, 2004 we were not in compliance with certain covenants and provisions of the original loan agreement. However, the lender has provided waivers for such non-compliance. Principal and interest due as of March 31, 2004 are shown as current liabilities in the accompanying balance sheets. In April 2004, the lender agreed to extend the term of the loan to January 31, 2005 under the same terms and conditions as described herein. We also have an outstanding bank line of credit (the "Bank Line of Credit") in the amount of $750,000 with the same lender. This Bank Line of Credit is collateralized by accounts receivable and provides for interest at the prime rate, plus 2.00%. The Line of Credit agreement provides for borrowings of up to 75% of eligible accounts receivable as defined. The Bank Line of Credit was fully drawn as of December 31, 2003 and March 31, 2004 and the Company was not in compliance with certain loan covenants and provisions of the credit agreement, as amended. In April 2004 the Line of Credit agreement was amended to provide for an extension of the due date to January 31, 2005. In addition, the amended agreement requires the pay down of the line to $500,000 by October 1, 2004. Other terms and condition of this credit facility remain the same.

     The Bank Term Loan and Line of Credit prohibit the payment of cash dividends and require us to maintain certain levels of net worth and to generate certain ratios of cash flows to debt service. Notwithstanding the modified terms and conditions of the Bank Line of Credit and Bank Term Loan as discussed herein, as of March 31, 2004, we were not in compliance with certain financial covenants of such agreements for which the lender has provided waivers. As a result, we have classified all of the bank loan facilities as current liabilities in the accompanying consolidated balance sheets as of December 31, 2003 and March 31, 2004.

     In 2002 we renegotiated substantially all of our outstanding debt and lease obligations with our key creditors. The restructured debt and lease agreements provided for, in some cases, the return of equipment used to collateralize such obligations, and certain periodic and monthly installment payments for the balance of such obligations. As of March 31, 2004 our outstanding restructured debt and lease obligations amounted to $614,661 and $247,823, respectively. In the event of default by the Company all amounts then outstanding are accelerated and become immediately due and payable. In addition, in the event of default, certain restructured debt and lease agreements provide for the payment of additional principal amounts of up to $187,500, excluding collection costs. As of March 31, 2004 and the filing of this Quarterly Report on Form 10-QSB we were in compliance with the terms and conditions of our renegotiated debt and lease agreements.

4.   LEGAL MATTERS

     From time to time, we may become involved in litigation arising out of operations in the normal course of business. As of March 31, 2004, we are not a party to any pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results or financial position.

5.   RELATED PARTY TRANSACTIONS

     During the three months ended March 31, 2003 the Company billed $290,440 to certain limited liability companies in which the Company held an equity interest for management and other fees. The Company also incurred expenses on behalf of the related party.

     Transactions with BJH Management

     Effective December 30, 2002, we entered into 18-month employment contracts with Bruce J. Haber and Louis Buther who are key employees and officers of the Company. On March 31, 2004, the Company's Board of Directors extended such contracts to June 30, 2005.

     In January 2003, the Company incurred consulting fees and reimbursed expenses of $36,548 and $3,389, respectively, for services provided by BJH Management, a consulting company ("BJH") which is owned by the Company's current Chairman and Chief Executive Officer who assumed this position, effective February 1, 2003. The Company's Chairman and Chief Executive Officer also maintains his primary office in New York. In this regard, the Company reimbursed BJH for office and related expenses totaling $7,982 and $5,738, respectively, for the three months ended March 31, 2004 and 2003, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Forward-Looking Statements

     The information contained in this Form 10-QSB and documents incorporated herein by reference are intended to update the information contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 and such information presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors" and other information contained in such Form 10-KSB and other Company filings with the Securities and Exchange Commission ("SEC").

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

     Overview

     Emergent Group Inc. ("Emergent") is the parent company of PRI Medical Technologies, Inc. ("PRI Medical"), its wholly owned and only operating subsidiary. PRI Medical primarily conducts its business through its wholly owned subsidiary, PRI. Emergent, PRI Medical and PRI are referred to collectively hereinafter as the "Company." PRI is a provider of mobile surgical equipment, on a fee for service basis, to hospitals, surgical care centers and other health care providers. PRI serves both large and small health care providers and makes mobile surgical services available to its customers by providing this equipment on a per procedure basis to hospitals, out patient surgery centers, and physician offices. PRI provides mobile lasers and other surgical equipment with technical support required to ensure the equipment is working correctly. PRI also provides a limited amount of general equipment on a rental basis to hospitals and surgery centers, although PRI began winding down this area of business in late 2001 in order to focus on its core surgical equipment rental/services business.

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

                                                                  Three Months Ended
                                                                      March 31,
                                                            -------------------------------
                                                               2004        %      2003         %
                                                            ------------  ---  ------------   ---
           Revenue                                          $ 2,682,440  100%  $ 2,140,820   100%

           Cost of goods sold                                 1,906,605   71%    1,315,937    61%
                                                            ------------  ---  ------------   ---

           Gross profit                                         775,835   29%      824,883    39%

           Selling, general, and administrative expenses        799,974   30%      832,223    39%
                                                            ------------  ---  ------------   ---

           Income (loss) from operations                        (24,139)  -1%       (7,340)    0%

           Other income (expense)                               (28,682)  -1%      (42,797)   -2%
                                                            ------------  ---  ------------   ---

           Loss before provision for income taxes,
              minority interest and extraordinary item          (52,821)  -2%      (50,137)   -2%

           Provision for income taxes                                 -    0%            -     0%
                                                            ------------  ---  ------------   ---
           Net income (loss) before minority interest
              and extraordinary item                            (52,821)  -2%      (50,137)   -2%
                                                                          ---                 ---
           Minority interest in net income of consolidated
              limited liability companies                       (29,729)  -1%            -     0%
                                                            ------------  ---  ------------   ---
           Income (loss) before extraordinary item              (82,550)           (50,137)
                                                            ------------       ------------
           Extraordinary item
              Gain on forgiveness of debt, net of tax                 -    0%      103,530     5%
                                                            ------------  ---  ------------   ---
           Net income (loss)                                $   (82,550)  -2%     $ 53,393     2%
                                                            ============  ===  ============   ===

     Comparison of the Three Months Ended March 31, 2004 to March 31, 2003

     We generated revenues of $2,682,440 in 2004 compared to $2,140,820 in 2003. The increase in revenues of $541,620 in 2004 compared to 2003 is primarily related to an increase in revenues from our advanced surgical procedures, offset by decreases in revenues from our core surgical services and medical rentals. Total revenues from surgical and cosmetic services represented approximately 86% and 13%, respectively, of total revenues for 2004 and 81% and 16% for 2002, respectively. Revenues from medical equipment rentals comprised approximately 1% and 3% of revenues for 2004 and 2003, respectively. Medical rental revenues, in terms of absolute dollars and as a percentage of total revenues, decreased as a result of our decision to wind down this area of business in order to focus on our core mobile surgical equipment rental and service business.

     Cost of goods sold was $1,906,605 or 71% of revenues in 2003 compared to $1,315,937 or 61% of revenues in 2002. Cost of goods sold include payroll and related expenses for technicians, cost of disposables used in providing surgical and cosmetic services, depreciation and amortization and other expenses primarily related to delivery of our mobile surgical equipment rental and technical services. The increase in cost of goods sold of

     $590,668 in 2004 is primarily related to an increase in disposable costs due to the increase in revenues from our advanced surgical procedures, higher depreciation and amortization costs due to equipment purchases in recent quarters and higher repair and maintenance costs for medical equipment and vehicles. The cost of disposables used for advanced surgical procedures are higher in terms of absolute dollars than the cost of disposables for base surgical procedures. In addition, gross margins are lower from advanced procedures compared to our core surgical business.

     Gross  margin  was  $775,835  in 2004 or 29% of net  revenues  compared  to
     $824,883 in 2003 or 39% of revenues. Gross margins will vary period-to-period depending upon a number of factors including mix of services, pricing, cost of disposables consumed in rendering our services, and contractual agreements. The decline in gross margin during 2004 is generally related to the mix of services provided by the Company. Revenues generated from advanced surgical procedures are higher in terms of absolute dollars, however, our gross margins on such procedures are lower than margins generated from other surgical services. The margins on advanced procedures are lower due to higher disposable costs per procedure both in terms of absolute dollars and as a percentage of per procedure revenues. Revenues from advanced surgical procedures increased 36% in 2004 compared to 2003. In addition, depreciation and amortization charges included in cost of goods sold increased by $101,757 in 2004 compared to 2003 primarily as a result of equipment purchases in recent quarters. These factors, among others, resulted in the decrease in our gross margin rate in 2004 compared to 2003.

     Selling, general, and administrative expenses were $799,974 in 2004 compared to $832,223 in 2003. Such costs include payroll and related expenses, insurance and rents. The overall decrease of $32,249 is generally related to our ongoing efforts to effectively monitor and control costs.

     Other income (expense) was $(28,670) in 2004 compared to $(42,797) in 2003. The net decrease in other income (expense) of $(14,127) is related to decreases in net interest expense of $21,872, offset by a decrease in the gain on sale of property and equipment of $29,785 in 2004 compared to 2003. Interest expense is primarily related to PRI Medicals notes and lease obligations. The decrease of $21,872 in net interest expense is principally related to the decrease in our outstanding debt and lease obligations in 2004 compared to 2003 and a reduction in interest rates on our bank term loan and line of credit as discussed below.

     The minority interest in net income of limited liability companies of $29,729 in 2004 relates to the consolidation of two entities in which we hold an equity investment interest. As of December 31, 2003 and March 31, 2004 in accordance with the Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" the Company accounted for its equity investments in these entities under the full consolidation method. The Company previously utilized the equity method of accounting for such investments. For the three months ended March 31, 2003 we recorded equity in losses of $(13,811) from our ownership interest in LLCs, which is included in other expense in the accompany consolidated statement of operations.

     Gain on forgiveness of debt was $-0- for 2004 compared to $103,530 in 2003. The decrease in gain on forgiveness of debt in 2004 is due to the fact that our major debt restructuring efforts were substantially completed as of December 31, 2002 and early 2003 and no such activity occurred in 2004.

     Net income (loss) was $(82,550) in 2004 compared to net income of $53,393 in 2003. No provision for income taxes is provided for in 2004 and 2003 due to the availability of net operating loss carryforwards.

     Liquidity and Capital Resources

     At March 31, 2004 we have a bank loan (the "Bank Term Loan") outstanding in the amount of $349,775. The loan was due on March 2, 2004. The loan agreement, as amended, provides for monthly principal payments of $16,667; plus interest at the prime rate plus 2.00%. As of December 31, 2003 and March 31, 2004 we were not in compliance with certain covenants and provisions of the original loan agreement. However, the lender has provided waivers for such non-compliance. Principal and interest due as of March 31, 2004 are shown as current liabilities in the accompanying balance sheets. In April 2004, the lender agreed to extend the term of the loan to January 31, 2005 under the same terms and conditions as described herein. We also have an outstanding bank line of credit (the "Bank Line of Credit") in the amount of $750,000 with the same lender. This Bank Line of Credit is collateralized by accounts receivable and provides for interest at the prime rate, plus 2.00%. The Line of Credit agreement provides for borrowings of up to 75% of eligible accounts receivable as defined. The Bank Line of Credit was fully drawn as of December 31, 2003 and March 31, 2004 and the Company was not in compliance with certain loan covenants and provisions of the credit agreement for which the lender has provided waivers. In April 2004 the Line of Credit agreement was amended to provide for an extension of the due date to January 31, 2005. In addition, the amended agreement requires the pay down of the line to $500,000 by October 1, 2004. Other terms and condition of this credit facility remain the same.

     The Bank Term Loan and Line of Credit prohibit the payment of cash dividends and require us to maintain certain levels of net worth and to generate certain ratios of cash flows to debt service. Notwithstanding the modified terms and conditions of the Bank Line of Credit and Bank Term Loan as discussed herein, as of March 31, 2004, we were not in compliance with certain financial covenants of such agreements for which the lender has provided waivers. As a result, we have classified all of the bank loan facilities as current liabilities in the accompanying consolidated balance sheets as of December 31, 2003 and March 31, 2004.

     In 2002 we renegotiated substantially all of our outstanding debt and lease obligations with our key creditors. The restructured debt and lease agreements provided for, in some cases, the return of equipment used to collateralize such obligations, and certain periodic and monthly installment payments for the balance of such obligations. As of March 31, 2004 our outstanding restructured debt and lease obligations amounted to $614,661 and $247,823, respectively. In the event of default by the Company all amounts then outstanding are accelerated and become immediately due and payable. In addition, in the event of default, certain restructured debt and lease agreements provide for the payment of additional principal amounts of up to $187,500, excluding collection costs. As of March 31, 2004 and the filing of this Quarterly Report on Form 10-QSB we were in compliance with the terms and conditions of our renegotiated debt and lease agreements.

     The Company had cash and cash equivalents of $621,042 at March 31, 2004. Cash provided by operating activities for the three months ended March 31, 2004 was $319,965. Cash from operations includes depreciation and amortization of $296,874, a decrease in accounts receivable of $84,775 and an increase in accounts payable of $78,719 offset by a decrease in accrued expenses of $134,059. Cash used in investing activities was $228,100 due to the purchase of property and equipment of $192,281, and cash paid to limited liability companies of $37,300, offset by proceeds from the sale of property and equipment of $1,481. Cash used for financing activities was $161,154 resulting from payments on lease and debt obligations of $63,510 and $97,644, respectively.

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

                           PART II. OTHER INFORMATION

     Item 1.   Legal Proceedings:

     We may become involved in litigation arising out of operations in the normal course of business. As of March 31, 2004, we are not a party to any pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results or financial position. In addition, during the quarter ended March 31, 2004, there have been no other material developments with respect to an action by a related party against Stonepath Group, Inc.


     Item 2.   Changes in Securities.

          (a) There were no modifications of instruments defining the rights of the holders of any class of registered securities.
          (b) The rights evidenced by any class of registered securities have not been materially limited or qualified by the issuance or modification of any other class of securities.
          (c) In the first quarter ended March 31, 2004 there were no sales of unregistered securities.
          (d)  Rule 463 of the Securities Act is not applicable to the Company.
          (e) In the first quarter ended March 31, 2004 there were no repurchases by the Company of its Common Stock.


     Item 3.   Defaults Upon Senior Securities

               Management's Discussion and Analysis and Results of Financial Condition and the Notes to Condensed Consolidated Financial Statements in Note 3, describes certain debt obligations of the Company in which it was not in compliance with certain covenants for which the lender provided waivers of such non-compliance. Otherwise, the Company is not in material default under any loan agreements and is not in material default of the payment of principal or interest that has not been cured within 30 days.


     Item 4.   Submissions of Matters to a Vote of Security Holders:

               In the first quarter ended March 31, 2004 there were no matters submitted to a vote of security holders.


     Item 5.   Other Information:

               None.


     Item 6.   Exhibits and Reports on Form 8-K:

          (a)  Exhibits

               Except for the exhibits listed below, all of which are filed herewith, other required exhibits have been previously filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

     Number   Exhibit Description
     ____________________________________________

     11.1 Statement re: computation of earnings per share. See consolidated statement of operations and notes thereto.

     31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification of Chief Executive Officer pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2 Certification of Chief Financial Officer pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b)  Reports on Form 8-K.

          None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      EMERGENT GROUP INC.



Date:    May 14, 2004                 By:  /s/ Bruce J. Haber
                                          ------------------
                                          Bruce J. Haber,
                                          Chairman and Chief Executive Officer



Date:    May 14, 2004                 By:  /s/ William M. McKay
                                           -------------------
                                           William M. McKay,
                                           Chief Financial Officer