Form 10QSB
period 2004-06-30
EMERGENT GROUP INC/NY
filed 2004-08-13
CIK 1021097

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                  For the Quarterly Period Ended June 30, 2004


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

     As of August 10, 2004, the registrant had a total of 4,744,551 shares of Common Stock outstanding.

                               EMERGENT GROUP INC.
                          FORM 10-QSB Quarterly Report
                                Table of Contents

                                                                                                         Page
PART I.  FINANCIAL INFORMATION
   Item 1.    Financial Statements

              Condensed Consolidated Balance Sheet as of June 30, 2004                                      3

              Condensed Consolidated Statements of Operations for the Three and
                 Six Months Ended June 30, 2004 and 2003                                                    4

              Condensed Consolidated Statements of Cash Flows for the
                 Three and Six Months Ended June 30, 2004 and 2003                                          5

              Notes to the Condensed Consolidated Financial Statements                                      6

   Item 2.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                                  9

   Item 3.    Controls and Procedures                                                                      14

PART II.  OTHER INFORMATION

   Item 1.    Legal Proceedings                                                                            14

   Item 2.    Changes in Securities                                                                        14

   Item 3.    Defaults Upon Senior Securities                                                              14

   Item 4.    Submissions of Matters to a Vote of Security Holders                                         14

   Item 5.    Other Information                                                                            14

   Item 6.    Exhibits and Reports on Form 8-K                                                             15


Signatures                                                                                                 15

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                      Emergent Group Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet

                                                                         June 30,
                                                                            2004
                                                                      ---------------
                               ASSETS

Current assets
     Cash                                                             $      527,355
     Accounts receivable, net of allowance for doubtful
        accounts of $28,780                                                1,330,386
     Inventory, net of reserves of $155,876                                  400,833
     Prepaid expenses                                                        143,135
                                                                      ---------------
           Total current assets                                            2,401,709

Property and equipment, net of accumulated depreciation and                1,959,351
        amortization of $2,364,031
Goodwill                                                                     779,127
Deposits and other assets                                                    118,495
                                                                      ---------------
Total assets                                                          $    5,258,682
                                                                      ===============

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Line of credit                                                   $      650,000
     Current portion of capital lease obligations                            286,085
     Current portion of notes payable                                        503,080
     Accounts payable                                                        693,075
     Accrued expenses                                                        616,947
                                                                      ---------------
        Total current liabilities                                          2,749,187

Capital lease obligations, net of current portion                            120,863
Notes payable, net of current portion                                        427,494
                                                                      ---------------
           Total liabilities                                               3,297,544

Minority Interest                                                            221,193

Shareholders' equity
     Preferred stock, $0.001 par value, non-voting 10,000,000
        shares authorized, no shares issued and outstanding                        -
     Common stock, $0.04 par value, 100,000,000 shares authorized
        4,744,551 shares issued and outstanding                              189,782
     Additional paid-in capital                                           14,488,090
     Accumulated deficit                                                 (12,937,927)
                                                                      ---------------
              Total shareholders' equity                                   1,739,945
                                                                      ---------------
 Total liabilities and shareholders' equity                           $    5,258,682
                                                                      ===============

 The accompanying notes are an integral part of these condensed financial statements.

                      Emergent Group Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations

                                                                 Three Months Ended               Six Months Ended
                                                                      June 30,                        June 30,
                                                            --------------------------------------------------------------
                                                                2004            2003           2004            2003
                                                            -------------- --------------- -------------- ----------------
Revenue                                                     $   2,806,877  $    2,345,865  $   5,489,317  $     4,486,685
Cost of goods sold                                              1,925,922       1,519,510      3,832,527        2,835,447
                                                            -------------- --------------- -------------- ----------------

Gross profit                                                      880,955         826,355      1,656,790        1,651,238

Selling, general, and administrative expenses                     773,392         785,764      1,573,366        1,617,987
                                                            -------------- --------------- -------------- ----------------

Income from operations                                            107,563          40,591         83,424           33,251

Other income (expense)
     Interest expense                                             (29,287)        (54,112)       (59,931)        (106,628)
     Equity in net loss of investment in limited
         liability companies                                            -          (2,335)             -          (16,146)
     Gain (loss) on disposal of property and equipment                300           6,184         (3,218)          32,451
     Other income (expense), net                                  106,824          10,971        112,304            8,234
                                                            -------------- --------------- -------------- ----------------

            Total other income (expense)                           77,837         (39,292)        49,155          (82,089)
                                                            -------------- --------------- -------------- ----------------

Income (loss) before provision for income taxes,
     minority interest and extraordinary item                     185,400           1,299        132,579          (48,838)
Provision for income taxes                                              -               -              -                -
                                                            -------------- --------------- -------------- ----------------

Income (loss) before minority interest and
     extraordinary item                                           185,400           1,299        132,579          (48,838)

Minority interest in net income of consolidated
     limited liability companies                                   52,601               -         82,330                -
                                                            -------------- --------------- -------------- ----------------

Income (loss) before extraordinary item                           132,799           1,299         50,249          (48,838)
                                                            -------------- --------------- -------------- ----------------
Extraordinary item
     Gain on forgiveness of debt, net of tax                            -           1,289              -          104,819
                                                            -------------- --------------- -------------- ----------------

Net income                                                  $     132,799  $        2,588  $      50,249  $        55,981
                                                            ============== =============== ============== ================

Basic and diluted earnings (loss) per share:
     Before extraordinary item                              $        0.03  $            -  $        0.01  $         (0.03)
     Extraordinary item                                                 -               -              -             0.06
                                                            -------------- --------------- -------------- ----------------

Basic and diluted earnings per share                        $        0.03  $            -  $        0.01  $          0.03
                                                            ============== =============== ============== ================

Basic and diluted weighted-average shares outstanding           4,744,551       1,683,945      4,744,551        1,683,945
                                                            ============== =============== ============== ================

 The accompanying notes are an integral part of these condensed financial statements.

                      Emergent Group Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                ----------------------------
                                                                                     2004            2003
Cash flows from operating activities                                            -----------    -------------
     Net income                                                                 $   50,249     $     55,981
     Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
         Loss (gain) on disposal of property and equipment                           3,218          (32,451)
         Gain on forgiveness of debt                                                     -         (104,818)
         Depreciation and amortization                                             606,670          377,476
         Equity in net (gain) loss of investment in limited liability companies          -           16,146
         Provision for doubtful accounts                                            (3,822)          (4,272)
         Minority interest in net income                                            82,330                -
         (Increase) decrease in
            Accounts receivable                                                      2,403        1,041,693
            Inventory                                                              (56,940)         (70,003)
            Due from related party                                                       -         (742,157)
            Prepaid expenses                                                       (41,974)          (2,362)
            Deposits and other assets                                               13,699            8,693
         Increase (decrease) in
            Accounts payable                                                       164,712            5,190
            Accrued expenses                                                      (170,380)        (290,260)
Cash flows from operating activities                                            -----------    -------------

Net cash provided by operating activities                                          650,165          258,856
Cash flows from operating activities                                            -----------    -------------

Cash flows from investing activities
     Cash paid to limited liability companies                                      (76,192)         (56,968)
     Contributions from new members to limited liability companies                  37,500                -
     Purchase of property and equipment                                           (353,642)        (183,561)
     Proceeds from the sale of property and equipment                                1,782           35,583
     Purchase of customer list and covenant not-to-compete                               -          (50,000)
Cash flows from operating activities                                            -----------    -------------

Net cash used in investing activities                                             (390,552)        (254,946)
Cash flows from operating activities                                            -----------    -------------

Cash flows from financing activities
     Proceeds from private placement of subordinated notes                               -        1,000,000
     Payments on capital lease obligations                                         (93,346)        (355,738)
     Borrowings under line of credit                                                50,000                -
     Payments on line of credit                                                   (150,000)        (108,700)
     Payments on notes payable                                                    (229,243)        (215,476)
Cash flows from operating activities                                            -----------    -------------

Net cash provided by (used in) financing activities                               (422,589)         320,086
Cash flows from operating activities                                            -----------    -------------

Net increase (decrease) in cash                                                   (162,976)         323,996

Cash, beginning of period                                                          690,331          957,242
Cash flows from operating activities                                            -----------    -------------

Cash, end of period                                                             $  527,355     $  1,281,238
                                                                                ===========    =============
Supplemental disclosures of cash flow information:

     Interest paid                                                               $ 67,382        $ 94,917
                                                                                ===========    =============

Supplemental disclosures of non-cash investing and financing activities -

     During the six months ended June 30, 2004 the Company purchased property and equipment of $79,606 through installment loans.

     During the six months ended June 30, 2003 the Company billed $500,905 to affilitated limited liability companies for management fees. The Company also incurred expenses on behalf of such companies.

 The accompanying notes are an integral part of these condensed financial statements.

                               EMERGENT GROUP INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS

     Emergent Group Inc. ("Emergent") is the parent company of PRI Medical Technologies, Inc., formerly Medical Resources Management, Inc. ("PRI Medical"), its wholly owned and only operating subsidiary. Emergent acquired PRI Medical in July 2001. PRI Medical primarily conducts its business through its wholly owned subsidiary Physiologic Reps ("PRI"). Emergent, PRI Medical and PRI are referred to collectively hereinafter as the "Company." PRI Medical provides mobile laser/surgical equipment and technician services on a per procedure basis to hospitals, outpatient surgery centers, and physicians' offices. PRI Medical also provides other medical equipment on a limited rental basis to hospitals and surgery centers although this business is being phased out.

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

     The results of operations presented for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

     Principles of Consolidation
     The consolidated financial statements include the accounts of Emergent and its wholly owned subsidiaries. In addition, as of December 31, 2003 in accordance with the Financial Accounting Standards Board Interpretation Nos. 46 and 46R, "Consolidation of Variable Interest Entities" the Company has accounted for its equity investments in two limited liability companies under the full consolidation method. The Company previously utilized the equity method of accounting for its investments in such entities. All significant inter-company transactions and balances have been eliminated through consolidation.

     Use of Estimates
     The preparation of the condensed consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income (loss) and expenses during the reporting period. Actual results could differ significantly from those estimates.

     Inventory
     Inventory consists of finished goods primarily used in connection with the delivery of our mobile surgical equipment rental and services business. Inventory is stated at the lower of cost or market, on a first-in, first-out basis.

     Earnings (Loss) Per Share
     The Company computes earnings (loss) per share in accordance with SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) per common share by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the condensed consolidated statements of operations. There were no dilutive common share equivalents outstanding as of June 30, 2004 and 2003.

     Recent Accounting Pronouncements

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. In connection with the re-negotiation of certain capital lease agreements, note payable agreements, and accounts payable liabilities, the Company recorded an extraordinary gain on forgiveness of debt of $-0- and $104,819 in the consolidated statements of operations for the six months ended June 30, 2004 and 2003, respectively.

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

     In January 2003 and December 2003, the FASB issued FASB Interpretation No. 46, and FASB No. 46R, respectively, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." This pronouncement requires the consolidation of variable interest entities, as defined, and is effective immediately for variable interest entities created after January 31, 2003, and for variable interest entities in which an enterprise obtains an interest after that date. In accordance with this interpretation, as of June 30, 2004, the Company has included two limited liability companies in its consolidated financial statements.

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

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003. This statement is not applicable to the company.

3.   DEBT OBLIGATIONS

     At June 30, 2004 we have a bank loan (the "Bank Term Loan") outstanding in the amount of $299,775, which is included in the current portion of notes payable in the accompanying balance sheet. The loan agreement, as amended, provides for monthly principal payments of $16,667; plus interest at the prime rate plus 2.00%. In addition, we have an outstanding bank line of credit (the "Bank Line of Credit") with a borrowing base of $750,000 with the same lender. The Bank Line of Credit is collateralized by accounts receivable and provides for interest at the prime rate, plus 2.00%. The Bank Line of Credit agreement provides for borrowings of up to 75% of eligible accounts receivable, as defined. As of June 30, 2004, we owed $650,000 under the Bank Line of Credit. In addition, the amended agreement requires the pay down of the Bank Line of Credit to $500,000 by October 1, 2004.

     The Bank Term Loan and Bank Line of Credit agreements prohibit the payment of cash dividends and require us to maintain certain levels of net worth and to generate certain ratios of cash flows to debt service. Notwithstanding the modified terms and conditions of these credit facilities as discussed herein, as of June 30, 2004 we were not in compliance with certain covenants and provisions of the original loan agreements, however, the lender has provided waivers for such non-compliance up to and including the maturity date of January 31, 2005. Both the Bank Term Loan and Bank Line of Credit are classified as current liabilities in the accompanying consolidated balance sheet as of June 30, 2004.

     In 2002 we renegotiated substantially all of our outstanding debt and lease obligations with our key creditors. The restructured debt and lease agreements provided for, in some cases, the return of equipment used to collateralize such obligations, and certain periodic and monthly installment payments for the balance of such obligations. As of June 30, 2004 our outstanding restructured debt and lease obligations amounted to $570,757 and $222,987, respectively. In the event of default by the Company all amounts then outstanding are accelerated and become immediately due and payable. In addition, in the event of default, certain restructured debt and lease agreements provide for the payment of additional principal amounts of up to $187,500, excluding collection costs. As of June 30, 2004 and the filing of this Quarterly Report on Form 10-QSB we were in compliance with the terms and conditions of our renegotiated debt and lease agreements.

4.   LEGAL MATTERS

     From time to time, we may become involved in litigation arising out of operations in the normal course of business. As of June 30, 2004, we are not a party to any pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results or financial position.

5.   RELATED PARTY TRANSACTIONS

     During the three and six months ended June 30, 2003 the Company billed $210,465 and $500,905, respectively, to certain limited liability companies in which the Company held an equity interest for management and other fees. The Company also incurred expenses on behalf of the related party. As of June 30, 2004, in accordance with the Financial Accounting Standards Board Interpretation Nos. 46 and 46R, "Consolidation of Variable Interest
     Entities" the Company accounted for its equity investments in these entities under the full consolidation method. The Company previously utilized the equity method of accounting for such investments.

     Transactions with BJH Management

     Effective December 30, 2002, we entered into 18-month employment contracts with Bruce J. Haber and Louis Buther who are key employees and officers of the Company. On March 31, 2004, the Company's Board of Directors extended such contracts to June 30, 2005.

     In January 2003, the Company incurred consulting fees and reimbursed expenses of $36,548 and $3,389, respectively, for services provided by BJH Management, a consulting company ("BJH") which is owned by the Company's current Chairman and Chief Executive Officer who assumed this position, effective February 1, 2003. The Company's Chairman and Chief Executive Officer also maintains his primary office in New York. In this regard, the Company reimbursed BJH for office and related expenses totaling $7,569 and $8,894 for the three months ended June 30, 2004 and 2003, respectively, and $15,551 and $14,632 for the six months ended June 30, 2004 and 2003, respectively.

6.   Subsequent Event

     On August 3, 2004, a director of the Company, Mr. Daniel Yun, resigned from the Board of Directors for personal reasons. The Company had no disagreement with Mr. Yun on any matter relating to its operations, policies or practices.



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

Overview

Emergent Group Inc. ("Emergent") is the parent company of PRI Medical Technologies, Inc., formerly Medical Resources Management, Inc. ("PRI Medical"), its wholly owned and only operating subsidiary. Emergent acquired PRI Medical in July 2001. PRI Medical primarily conducts its business through its wholly owned subsidiary Physiologic Reps ("PRI"). Emergent, PRI Medical and PRI are referred to collectively hereinafter as the "Company." PRI Medical provides mobile laser/surgical equipment and technician services on a per procedure basis to hospitals, outpatient surgery centers, and physicians' offices. PRI Medical also provides other medical equipment on a limited rental basis to hospitals and surgery centers although this business is being phased out.

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

                                                      Three Months Ended                      Six Months Ended
                                                         June 30,                                 June 30,
                                                --------------------------------       -------------------------------
                                                    2004       %       2003       %       2004       %       2003       %
                                                ------------- ---- ------------- ----  ------------ ---- ------------- ----
Revenue                                         $  2,806,877  100% $  2,345,865  100%  $ 5,489,317  100% $  4,486,685  100%
Cost of goods sold                                 1,925,922   69%    1,519,510   65%    3,832,527   70%    2,835,447   63%
                                                ------------- ---- ------------- ----  ------------ ---- ------------- ----

Gross profit                                         880,955   31%      826,355   35%    1,656,790   30%    1,651,238   37%

Selling, general, and administrative expenses        773,392   14%      785,764   33%    1,573,366   29%    1,617,987   36%
                                                ------------- ---- ------------- ----  ------------ ---- ------------- ----

Income from operations                               107,563   17%       40,591    2%       83,424    2%       33,251    1%

Other income (expense)                                77,837    3%      (39,292)  -2%       49,155    1%      (82,089)  -2%
                                                -------------      -------------       ------------      -------------

Income (Loss) before provision for income taxes,
    minority interest and extraordinary item         185,400   20%        1,299    0%      132,579    2%      (48,838)  -1%
Provision for income taxes                                 -    0%            -    0%            -    0%            -    0%
                                                ------------- ---- ------------- ----  ------------ ---- ------------- ----
Net income (loss) before minority interest           185,400   20%        1,299    0%      132,579    2%      (48,838)  -1%
    and extraordinary item

Minority interest in net income of consolidated
    limited liability companies                       52,601    2%            -    0%       82,330    1%            -    0%
                                                ------------- ---- ------------- ----  ------------ ---- ------------- ----
Income (loss) before extraordinary item              132,799              1,299             50,249            (48,838)
                                                ------------- ---- ------------- ----  ------------ ---- ------------- ----
Extraordinary item
    Gain on forgiveness of debt, net of tax                -    0%        1,289    0%            -    0%      104,819    2%
                                                ------------- ---- ------------- ----  ------------ ---- ------------- ----
Net income                                      $    132,799   20% $      2,588    0%  $    50,249    2% $     55,981    1%
                                                ============= ==== ============= ====  ============ ==== ============= ====

Comparison of the Three Months Ended June 30, 2004 to June 30, 2003

We generated revenues of $2,806,877 in 2004 compared to $2,345,865 in 2003. The increase in revenues of $461,012 in 2004 compared to 2003 is primarily related to an increase in revenues from our advanced surgical procedures, offset by decreases in revenues from our core surgical services and medical rentals. Revenues from advanced surgical procedures increased by 98% to $1,132,196 in 2004 from $573,255 in 2003. The increase in revenues from advanced surgical procedures is primarily from one specific type of laser procedure referred to as

"Greenlight." Total revenues from surgical and cosmetic services represented approximately 87% and 12%, respectively, of total revenues for 2004 and 81% and 16% for 2003, respectively. Revenues from medical equipment rentals comprised approximately 1% and 3% of revenues for 2004 and 2003, respectively. Medical rental revenues, in terms of absolute dollars and as a percentage of total revenues, decreased as a result of our decision to wind down this area of business in order to focus on our core mobile surgical equipment rental and service business.

Cost of goods sold was $1,925,922 or 69% of revenues in 2004 compared to $1,519,510 or 65% of revenues in 2003. Cost of goods sold include payroll and related expenses for technicians, cost of disposables used in providing surgical and cosmetic services, depreciation and amortization and other expenses primarily related to delivery of our mobile surgical equipment rental and technical services. The increase in cost of goods sold of $406,412 in 2004 is primarily related to an increase in disposable costs due to the increase in revenues from our advanced surgical procedures, and higher depreciation and amortization costs due to equipment purchases in recent quarters. The cost of disposables used for advanced surgical procedures are higher in terms of absolute dollars than the cost of disposables for base surgical procedures. In addition, gross margins are generally lower from advanced procedures compared to our core surgical business.

Gross margin was $880,955 in 2004 or 31% of net revenues compared to $826,355 in 2003 or 35% of revenues. Gross margins will vary period-to-period depending upon a number of factors including mix of services, pricing, cost of disposables consumed in rendering our services, and contractual agreements. The decline in gross margin during 2004 is generally related to the mix of services provided by the Company. Revenues generated from advanced surgical procedures are higher in terms of absolute dollars, however, our gross margins on such procedures are lower than margins generated from other surgical services. The margins on advanced procedures are lower due to higher disposable costs per procedure both in terms of absolute dollars and as a percentage of per procedure revenues. In addition, depreciation and amortization charges included in cost of goods sold increased by $129,549 in 2004 compared to 2003 primarily as a result of equipment purchases in recent quarters. These factors, among others, resulted in the decrease of 4% in our gross margin rate in 2004 compared to 2003.

Selling, general, and administrative expenses were $773,392 in 2004 compared to $785,764 in 2003. Such costs include payroll and related expenses, insurance and rents. The overall decrease of $12,372 is generally related to our ongoing efforts to effectively monitor and control costs.

Other income (expense) was $77,837 in 2004 compared to $(39,292) in 2003. The net increase in other income (expense) of $117,129 is primarily related to an increase in other income of $85,000 from the sale of an investment in common stock of an unrelated entity, which had been written off in prior years. In addition, net interest expense decreased by $24,488 in 2004 compared to 2003. Interest expense is primarily related to PRI Medicals notes and lease obligations. The decrease of $24,488 in net interest expense is principally related to the decrease in our outstanding debt and lease obligations in 2004 compared to 2003 and a reduction in interest rates on our bank term loan and line of credit.

The minority interest in net income of limited liability companies of $52,601 in 2004 relates to the consolidation of two entities in which we hold equity investment interests. As of June 30, 2004, in accordance with the Financial Accounting Standards Board Interpretation Nos. 46 and 46R, "Consolidation of Variable Interest Entities" the Company accounted for its equity investments in these entities under the full consolidation method. The Company previously utilized the equity method of accounting for such investments. For the three months ended June 30, 2003 we recorded equity in income of $2,335 from our ownership interest in LLCs, which is included in other income (expense) in the accompanying consolidated statement of operations.

Gain on forgiveness of debt was $-0- for 2004 compared to $1,289 in 2003. The decrease in gain on forgiveness of debt in 2004 is due to the fact that our major debt restructuring efforts were substantially completed as of December 31, 2002 and early 2003 and no such activity occurred in 2004.

Net income was $132,799 in 2004 compared to net income of $2,588 in 2003. No provision for income taxes is provided for in 2004 and 2003 due to the availability of net operating loss carryforwards.

Comparison of the Six Months Ended June 30, 2004 to June 30, 2003

We generated revenues of $5,489,317 in 2004 compared to $4,486,685 in 2003. The increase in revenues of $1,002,632 in 2004 compared to 2003 is primarily related to an increase in revenues from our advanced surgical procedures, offset by decreases in revenues from our core surgical services and medical rentals. Revenues from advanced surgical procedures increased by 157% to $2,174,245 in 2004 from $847,215 in 2003. The increase in revenues from advanced surgical procedures is primarily from one specific type of laser procedure referred to as "Greenlight." Total revenues from surgical and cosmetic services represented approximately 86% and 13%, respectively, of total revenues for 2004 and 83% and 15% for 2003, respectively. Revenues from medical equipment rentals comprised approximately 1% and 2% of revenues for 2004 and 2003, respectively. Medical rental revenues, in terms of absolute dollars and as a percentage of total revenues, decreased as a result of our decision to wind down this area of business in order to focus on our core mobile surgical equipment rental and service business.

Cost of goods sold was $3,832,527 or 70% of revenues in 2004 compared to $2,835,447 or 63% of revenues in 2003. Cost of goods sold include payroll and related expenses for technicians, cost of disposables used in providing surgical and cosmetic services, depreciation and amortization and other expenses primarily related to delivery of our mobile surgical equipment rental and technical services. The increase in cost of goods sold of $997,080 in 2004 is primarily related to an increase in disposable costs due to the increase in revenues from our advanced surgical procedures, higher depreciation and amortization costs due to equipment purchases in recent quarters, an increase in payroll costs for technicians, and an increase in repair and maintenance costs for our laser equipment. The cost of disposables used for advanced surgical procedures are higher in terms of absolute dollars than the cost of disposables for base surgical procedures. In addition, gross margins are generally lower from advanced procedures compared to our core surgical business.

Gross margin was $1,656,790 in 2004 or 30% of net revenues compared to $1,651,238 in 2003 or 37% of revenues. Gross margins will vary period-to-period depending upon a number of factors including mix of services, pricing, cost of disposables consumed in rendering our services, and contractual agreements. The decline in gross margin during 2004 is generally related to the mix of services provided by the Company. Revenues generated from advanced surgical procedures are higher in terms of absolute dollars, however, our gross margins on such procedures are lower than margins generated from other surgical services. The margins on advanced procedures are lower due to higher disposable costs per procedure both in terms of absolute dollars and as a percentage of per procedure revenues. In addition, depreciation and amortization charges included in cost of goods sold increased by $129,549 in 2004 compared to 2003 primarily as a result of equipment purchases in recent quarters. These factors, among others, resulted in the decrease of 7% in our gross margin rate in 2004 compared to 2003.

Selling, general, and administrative expenses were $1,573,366 in 2004 compared to $1,617,987 in 2003. Such costs include payroll and related expenses, insurance and rents. The overall decrease of $44,621 is generally related to our ongoing efforts to effectively monitor and control costs.

Other income (expense) was $49,155 in 2004 compared to $(82,089) in 2003. The net increase in other income (expense) of $131,244 is primarily related to an increase in other income of $85,000 from the sale of an investment in common stock of an unrelated entity, which had been written off in prior years. In addition, net interest expense decreased by $46,698 in 2004 compared to 2003. Interest expense is primarily related to PRI Medicals notes and lease obligations. The decrease of $46,698 in net interest expense is principally related to the decrease in our outstanding debt and lease obligations in 2004 compared to 2003 and a reduction in interest rates on our bank term loan and line of credit.

The minority interest in net income of limited liability companies of $82,330 in 2004 relates to the consolidation of two entities in which we hold equity investment interests. As of June 30, 2004, in accordance with the Financial Accounting Standards Board Interpretation Nos. 46 and 46R, "Consolidation of Variable Interest Entities" the Company accounted for its equity investments in these entities under the full consolidation method. The Company previously utilized the equity method of accounting for such investments. For the six months ended June 30, 2003 we recorded equity in net loss of $16,146 from our ownership interest in LLCs, which is included in other income (expense) in the accompanying consolidated statement of operations.

Gain on forgiveness of debt was $-0- for 2004 compared to $104,819 in 2003. The decrease in gain on forgiveness of debt in 2004 is due to the fact that our major debt restructuring efforts were substantially completed as of December 31, 2002 and early 2003 and no such activity occurred in 2004.

Net income was $50,249 in 2004 compared to $55,981 in 2003. No provision for income taxes is provided for in 2004 and 2003 due to the availability of net operating loss carryforwards.

Liquidity and Capital Resources

At June 30, 2004 we have a bank loan (the "Bank Term Loan") outstanding in the amount of $299,775, which is included in the current portion of notes payable in the accompanying balance sheet. The loan agreement, as amended, provides for monthly principal payments of $16,667; plus interest at the prime rate plus 2.00%. In addition, we have an outstanding bank line of credit (the "Bank Line of Credit") with a borrowing base of $750,000 with the same lender. The Bank Line of Credit is collateralized by accounts receivable and provides for interest at the prime rate, plus 2.00%. The Bank Line of Credit agreement provides for borrowings of up to 75% of eligible accounts receivable, as defined. As of June 30, 2004, we owed $650,000 under the Bank Line of Credit. In addition, the amended agreement requires the pay down of the Bank Line of Credit to $500,000 by October 1, 2004.

The Bank Term Loan and Bank Line of Credit agreements prohibit the payment of cash dividends and require us to maintain certain levels of net worth and to generate certain ratios of cash flows to debt service. Notwithstanding the modified terms and conditions of these credit facilities as discussed herein, as of June 30, 2004 we were not in compliance with certain covenants and provisions of the original loan agreements, however, the lender has provided waivers for such non-compliance up to and including the maturity date of January 31, 2005. Both the Bank Term Loan and Bank Line of Credit are classified as current liabilities in the accompanying consolidated balance sheet as of June 30, 2004.

In 2002 we renegotiated substantially all of our outstanding debt and lease obligations with our key creditors. The restructured debt and lease agreements provided for, in some cases, the return of equipment used to collateralize such obligations, and certain periodic and monthly installment payments for the balance of such obligations. As of June 30, 2004 our outstanding restructured debt and lease obligations amounted to $570,757 and $222,987, respectively. In the event of default by the Company all amounts then outstanding are accelerated and become immediately due and payable. In addition, in the event of default, certain restructured debt and lease agreements provide for the payment of additional principal amounts of up to $187,500, excluding collection costs. As of June 30, 2004 and the filing of this Quarterly Report on Form 10-QSB we were in compliance with the terms and conditions of our renegotiated debt and lease agreements.

The Company had cash and cash equivalents of $527,355 at June 30, 2004. Cash provided by operating activities for the six months ended June 30, 2004 was $650,165. Cash from operations includes net income of $50,249, depreciation and amortization of $606,670, minority interest in net income of $82,330 and an increase in accounts payable of $164,712 offset by a decrease in accrued expenses of $170,380 and an increase in inventory and prepaid expenses of $56,940 and $41,974, respectively. Cash used in investing activities was $390,552 due to the purchase of property and equipment of $353,642 and net cash payments of $38,692 limited liability companies. Cash used for financing activities was $$422,589 resulting from payments on lease and debt obligations of $93,346 and $229,243, respectively, and net repayments on our bank line of credit of $100,000.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings:

We may become involved in litigation arising out of operations in the normal course of business. As of June 30, 2004, we are not a party to any pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results or financial position. In addition, during the quarter ended June 30, 2004, there have been no other material developments with respect to an action by a related party against Stonepath Group, Inc.

Item 2. Changes in Securities.

     (a) There were no modifications of instruments defining the rights of the holders of any class of registered securities.
     (b) The rights evidenced by any class of registered securities have not been materially limited or qualified by the issuance or modification of any other class of securities.
     (c) In the second quarter ended June 30, 2004 there were no sales of unregistered securities.
     (d)  Rule 463 of the Securities Act is not applicable to the Company.
     (e) In the second quarter ended June 30, 2004 there were no repurchases by the Company of its Common Stock.

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

Item 4.Submissions of Matters to a Vote of Security Holders:

     In the second quarter ended June 30, 2004 there were no matters submitted to a vote of security holders.


Item 5. Other Information:

     None.


Item 6. Exhibits and Reports on Form 8-K:

(a)  Exhibits

     Except for the exhibits listed below, all of which are filed herewith, other required exhibits have been previously filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

Number   Exhibit Description
--------------------------------------------

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

     (b) Reports on Form 8-K.

     We did not file any reports on Form 8-K during the quarter ended June 30, 2004. However, we filed a report on Form 8-K, dated August 3, 2004, wherein we disclosed the resignation of a board member, Daniel Yun, for personal reasons.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        EMERGENT GROUP INC.



Date:    August 11, 2004           By:  /s/ Bruce J. Haber
                                        -------------------
                                        Bruce J. Haber,
                                        Chairman and Chief Executive Officer



Date:    August 11, 2004           By:  /s/ William M. McKay
                                        --------------------
                                        William M. McKay,
                                        Chief Financial Officer