Form 10QSB
period 2004-09-30
EMERGENT GROUP INC/NY
filed 2004-11-15
CIK 1021097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                For the Quarterly Period Ended September 30, 2004

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


     As of November 10, 2004, the registrant had a total of 4,744,551 shares of Common Stock outstanding.

                               EMERGENT GROUP INC.

                          FORM 10-QSB Quarterly Report

                                Table of Contents

                                                                                          Page
PART I.  FINANCIAL INFORMATION

   Item 1.    Financial Statements

              Condensed Consolidated Balance Sheet as of
                 September 30, 2004 (unaudited)                                            3

              Condensed Consolidated Statements of Operations for the Three and
                 Nine Months Ended September 30, 2004 and 2003 (unaudited)                 4

              Condensed Consolidated Statements of Cash Flows for the
                 Nine Months Ended September 30, 2004 and 2003 (unaudited)                 5

              Notes to the Condensed Consolidated Financial Statements                     6

   Item 2.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                 8

   Item 3.    Controls and Procedures                                                     13

PART II.  OTHER INFORMATION

   Item 1.    Legal Proceedings                                                           14

   Item 2.    Changes in Securities                                                       14

   Item 3.    Defaults Upon Senior Securities                                             14

   Item 4.    Submissions of Matters to a Vote of Security Holders                        14

   Item 5.    Other Information                                                           14

   Item 6.    Exhibits and Reports on Form 8-K                                            14


Signatures                                                                                15

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                      Emergent Group Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet

                                                                           September 30,
                                                                                2004
                                                                             (unaudited)
                                                                           ---------------
                                  ASSETS
Current assets
     Cash                                                                       $ 464,552
     Accounts receivable, net of allowance for doubtful
        accounts of $26,125 and $28,780                                         1,301,590
     Inventory, net of reserves of $155,876                                       307,698
     Prepaid expenses                                                             156,873
                                                                           ---------------
           Total current assets                                                 2,230,713

Property and equipment, net of accumulated depreciation and                     1,932,833
        amortization of $2,364,031
Goodwill                                                                          779,127
Deposits and other assets                                                         159,651
                                                                           ---------------
Total assets                                                                  $ 5,102,324
                                                                           ===============

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Line of credit                                                             $ 650,000
     Current portion of capital lease obligations                                 313,623
     Current portion of notes payable                                             447,019
     Accounts payable                                                             549,336
     Accrued expenses                                                             635,790
                                                                           ---------------
        Total current liabilities                                               2,595,768

Capital lease obligations, net of current portion                                 166,829
Notes payable, net of current portion                                             383,078
                                                                           ---------------
           Total liabilities                                                    3,145,675

Minority Interest                                                                 195,157

Shareholders' equity
     Preferred stock, $0.001 par value, non-voting 10,000,000
        shares authorized, no shares issued and outstanding                             -
     Common stock, $0.04 par value, 100,000,000 shares authorized
        4,744,551 shares issued and outstanding                                   189,782
     Additional paid-in capital                                                14,488,090
     Accumulated deficit                                                      (12,916,380)
                                                                           ---------------
              Total shareholders' equity                                        1,761,492
                                                                           ---------------
 Total liabilities and shareholders' equity                                   $ 5,102,324
                                                                           ===============

                 The accompanying notes are an integral part of
                     these condensed financial statements.

                      Emergent Group Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                  (unaudited)


                                                                 Three Months Ended              Nine Months Ended
                                                                    September 30,                  September 30,
                                                            --------------------------------------------------------------
                                                                2004            2003           2004            2003
                                                            -------------- ------------------------------ ----------------
Revenue                                                        $2,726,605      $2,529,005     $8,215,922       $7,015,689
Cost of goods sold                                              1,898,924       1,630,501      5,731,451        4,465,948
                                                            -------------- --------------- -------------- ----------------
Gross profit                                                      827,681         898,504      2,484,471        2,549,741

Selling, general, and administrative expenses                     746,283         784,939      2,319,649        2,408,861
                                                            -------------- --------------- -------------- ----------------
Income from operations                                             81,398         113,565        164,822          140,880

Other income (expense)
     Interest expense                                             (27,920)        (37,855)       (87,851)        (144,484)
     Equity in net loss of investment in limited
         liability companies                                            -           2,767              -          (13,379)
     Gain (loss) on disposal of property and equipment                  -           8,292         (3,218)          40,743
     Other income (expense), net                                    1,802          (8,958)       114,106            5,213
                                                            -------------- --------------- -------------- ----------------
            Total other income (expense)                          (26,118)        (35,754)        23,037         (111,907)
                                                            -------------- --------------- -------------- ----------------
Income before provision for income taxes,
     minority interest and extraordinary item                      55,280          77,811        187,859           28,973
Provision for income taxes                                              -               -              -                -
                                                            -------------- --------------- -------------- ----------------
Income before minority interest and
     extraordinary item                                            55,280          77,811        187,859           28,973

Minority interest in net income of consolidated
     limited liability companies                                   33,733               -        116,063                -
                                                            -------------- --------------- -------------- ----------------
Income before extraordinary item                                   21,547          77,811         71,796           28,973
                                                            -------------- --------------- -------------- ----------------
Extraordinary item
     Gain on forgiveness of debt, net of tax                            -           1,358              -          106,176
                                                            -------------- --------------- -------------- ----------------
Net income                                                       $ 21,547        $ 79,169       $ 71,796        $ 135,149
                                                            ============== =============== ============== ================
Basic and diluted earnings per share:
     Before extraordinary item                                     $ 0.00          $ 0.03         $ 0.02           $ 0.01
     Extraordinary item                                                 -            0.00              -             0.05
                                                            -------------- --------------- -------------- ----------------
Basic and diluted earnings per share                               $ 0.00          $ 0.03         $ 0.02           $ 0.06
                                                            ============== =============== ============== ================

Basic and diluted weighted-average shares outstanding           4,744,551       2,580,685      4,744,551        1,986,143
                                                            ============== =============== ============== ================

                 The accompanying notes are an integral part of
                     these condensed financial statements.

                      Emergent Group Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                          -----------------------------
                                                                              2004           2003
Cash flows from operating activities
     Net income                                                               $  71,796     $  135,149
     Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
        Loss (gain) on disposal of property and equipment                         3,218        (40,743)
        Gain on forgiveness of debt                                                   -       (106,176)
        Depreciation and amortization                                           904,883        578,992
        Equity in net loss of investment in limited liability companies               -         13,379
        Provision for doubtful accounts                                          (6,477)       (14,996)
        Minority interest in net income                                         116,063              -
        (Increase) decrease in
            Accounts receivable                                                  33,855      1,261,816
            Inventory                                                            36,195        (52,474)
            Due from related party                                                    -       (959,070)
            Prepaid expenses                                                    (55,712)       (56,583)
            Deposits and other assets                                           (28,299)         9,450
        Increase (decrease) in
            Accounts payable                                                     20,973       (113,794)
            Accrued expenses                                                   (151,554)      (285,142)
                                                                          -------------  -------------
Net cash provided by operating activities                                       944,941        369,808
                                                                          -------------  -------------
Cash flows from investing activities
     Cash paid to limited liability companies                                  (135,946)       (86,700)
     Contributions from new members to limited liability companies               37,500              -
     Purchase of property and equipment                                        (550,930)      (345,797)
     Proceeds from the sale of property and equipment                             1,782         42,510
     Purchase of customer list and covenant not-to-compete                            -        (50,000)
                                                                          -------------  -------------
Net cash used in investing activities                                          (647,594)      (439,987)
                                                                          -------------  -------------
Cash flows from financing activities
     Proceeds from private placement of subordinated notes                            -        948,074
     Payments on capital lease obligations                                     (126,929)      (436,021)
     Borrowings under line of credit                                             50,000              -
     Payments on line of credit                                                (150,000)      (108,700)
     Payments on notes payable                                                 (296,197)      (315,684)
                                                                          -------------  -------------
Net cash provided by (used in) financing activities                            (523,126)        87,669
                                                                          -------------  -------------
Net increase (decrease) in cash                                                (225,779)        17,490

Cash, beginning of period                                                       690,331        957,242
                                                                          -------------  -------------
Cash, end of period                                                           $ 464,552     $  974,732
                                                                          =============  =============
Supplemental disclosures of cash flow information:
     Interest paid                                                            $  95,985     $  138,332
                                                                          =============  =============

Supplemental disclosures of non-cash investing and financing activities -

     During the nine months ended September 30, 2004 the Company purchased property and equipment of $186,693 through installment loans.

     During the nine months ended September 30, 2003 the Company billed $619,245 to affilitated limited liability companies for management fees. The Company also incurred expenses on behalf of such companies.


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

The results of operations presented for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

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

Earnings Per Share

The Company computes earnings per share in accordance with SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic net income
(loss) per common share ("Basic EPS") is computed by dividing net income per common share by the weighted average number of common shares outstanding. Diluted net income per common share ("Diluted EPS") is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the condensed consolidated statements of operations. There were no dilutive common share equivalents outstanding as of September 30, 2004 and 2003.

Recent Accounting Pronouncements

In January 2003 and December 2003, the FASB issued FASB Interpretation No. 46, and FASB No. 46R, respectively, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." This pronouncement requires the consolidation of variable interest entities, as defined, and is effective immediately for variable interest entities created after January 31, 2003, and for variable interest entities in which an enterprise obtains an interest after that date. In accordance with this interpretation, as of September 30, 2004, the Company has included two limited liability companies in its consolidated financial statements.

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

3. DEBT OBLIGATIONS

At September 30, 2004 we have a bank loan (the "Bank Term Loan") outstanding in the amount of $249,775, which is included in the current portion of notes payable in the accompanying balance sheet. The loan agreement provides for monthly principal payments of $16,667; plus interest at the prime rate plus 2.00% through January 31, 2005. In September 2004, the Bank Term Loan was amended whereby effective February 1, 2005, the then outstanding principal balance of the loan will be repaid in eighteen (18) equal monthly principal payments plus interest at the prime rate plus 2.5%. In addition, we have an outstanding bank line of credit (the "Bank Line of Credit") with a borrowing base of $750,000 with the same lender. The Bank Line of Credit is collateralized by accounts receivable and provides for interest at the prime rate, plus 2.00%. The Bank Line of Credit agreement provides for borrowings of up to 75% of eligible accounts receivable, as defined. As of September 30, 2004, we owed
$650,000 under the Bank Line of Credit. In addition, the amended agreement requires the pay down of the Bank Line of Credit to $500,000 by October 1, 2004 (see Note 7).

The Bank Term Loan and Bank Line of Credit agreements prohibit the payment of cash dividends and require us to maintain certain levels of net worth and to generate certain ratios of cash flows to debt service. Notwithstanding the modified terms and conditions of these credit facilities as discussed herein, as of September 30, 2004 we were not in compliance with certain covenants and provisions of the original loan agreements, however, the lender has provided waivers for such non-compliance up to and including the maturity date of January 31, 2005. Both the Bank Term Loan and Bank Line of Credit are classified as current liabilities in the accompanying consolidated balance sheet as of September 30, 2004.

In 2002 we renegotiated substantially all of our outstanding debt and lease obligations with our key creditors. The restructured debt and lease agreements provided for, in some cases, the return of equipment used to collateralize such obligations, and certain periodic and monthly installment payments for the balance of such obligations. As of September 30, 2004 our outstanding restructured debt and lease obligations amounted to $526,108 and $197,892, respectively. In the event of default by the Company all amounts then outstanding are accelerated and become immediately due and payable. In addition, in the event of default, certain restructured debt and lease agreements provide for the payment of additional principal amounts of up to $187,500, excluding collection costs. As of September 30, 2004 and the filing of this Quarterly Report on Form 10-QSB we were in compliance with the terms and conditions of our renegotiated debt and lease agreements.

4.  LEGAL MATTERS

From time to time, we may become involved in litigation arising out of operations in the normal course of business. As of September 30, 2004, we are not a party to any pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results or financial position.

5.  RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2003 the Company billed $118,340 and $619,245, respectively, to certain limited liability companies in which the Company held an equity interest for management and other fees. The Company also incurred expenses on behalf of the related party. As of September 30, 2004, in accordance with the Financial Accounting Standards Board
Interpretation Nos. 46 and 46R, "Consolidation of Variable Interest Entities" the Company accounted for its equity investments in these entities under the full consolidation method. The Company previously utilized the equity method of accounting for such investments.

Transactions with BJH Management

Effective December 30, 2002, we entered into 18-month employment contracts with Bruce J. Haber and Louis Buther who are key employees and officers of the Company. On March 31, 2004, the Company's Board of Directors extended such contracts to June 30, 2005.

In January 2003, the Company incurred consulting fees and reimbursed expenses of $36,548 and $3,389, respectively, for services provided by BJH Management, a consulting company ("BJH") which is owned by the Company's current Chairman and Chief Executive Officer who assumed this position, effective February 1, 2003. The Company's Chairman and Chief Executive Officer also maintains his primary office in New York. In this regard, the Company reimbursed BJH for office and related expenses totaling $7,241 and $8,309 for the three months ended September 30, 2004 and 2003, respectively, and $22,793 and $26,329 for the nine months ended September 30, 2004 and 2003, respectively.

6. ISSUANCE OF STOCK OPTIONS

During the quarter ended September 30, 2004 the Company issued to employees stock options to purchase 90,000 shares of common stock under the 2002 Stock Option Plan. Such options have a 10-year term and are exercisable at $0.40 per share. Generally, one-fifth of such options vest over five consecutive years.

7. SUBSEQUENT EVENT

In November 2004, the Company's Bank Line of Credit agreement was amended to provide for the partial pay down of the credit line from $650,000 to $500,000 on or before December 15, 2004. In addition, the credit line is not available for additional borrowings and the remaining balance outstanding under the credit line is due on January 31, 2004. The other terms and conditions of the credit agreement remain unchanged.

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

Inventory Valuation. We are required to make judgments based on historical experience and future expectations as to the realizability of our inventory. We make these assessments based on the following factors: (a) existing orders and usage, (b) age of the inventory, and (c) historical experience.

Property and Equipment. We are required to make judgments based on historical experience and future expectations as to the realizability of our property and equipment. We made these assessments based on the following factors: (a) the estimated useful lives of such assets, (b) technological changes in our industry, and (c) the changing needs of our customers.

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



                                                      Three Months Ended                          Nine Months Ended
                                                         September 30,                               September 30,
                                                ------------------------------------------------------------------------------------
                                                    2004        %        2003        %         2004        %        2003        %
                                                --------------- ---   -------------- -----  --------------  ---    ------------ ----
Revenue                                           $ 2,726,605   100%   $ 2,529,005   100%    $ 8,215,922   100%   $ 7,015,689   100%
Cost of goods sold                                  1,898,924    70%     1,630,501    64%      5,731,451    70%     4,465,948    64%
                                                --------------- ---   -------------- -----  --------------  ---  -------------- ----

Gross profit                                          827,681    30%       898,504    36%      2,484,471    30%     2,549,741    36%

Selling, general, and administrative expenses         746,283    27%       784,939    31%      2,319,649    28%     2,408,861    34%
                                                --------------- ---   -------------- -----  --------------  ---  -------------- ----

Income from operations                                 81,398     3%       113,565     4%        164,822     2%       140,880     2%

Other income (expense)                                (26,118)   -1%       (35,754)   -1%         23,037     0%      (111,907)   -2%
                                                --------------- ---   -------------- -----  --------------  ---  -------------- ----

Income before provision for income taxes,
    minority interest and extraordinary item           55,280     2%        77,811     3%        187,859     2%        28,973     0%
Provision for income taxes                                 -      0%            -      0%             -      0%            -      0%
                                                --------------- ---   -------------- -----  --------------  --   -------------- ----
Net income before minority interest                    55,280     2%        77,811     3%        187,859     2%        28,973     0%
    and extraordinary item

Minority interest in net income of consolidated
    limited liability companies                       33,733      1%            -      0%       116,063      1%             -     0%
                                                --------------- ---   -------------- -----  --------------  ---  -------------- ----
Income before extraordinary item                      21,547                77,811               71,796                28,973
                                                --------------- ---   -------------- -----  --------------  ---  -------------- ----
Extraordinary item
    Gain on forgiveness of debt, net of tax                -      0%         1,358     0%             -      0%       106,176     2%
                                                --------------- ---   -------------- -----  --------------  ---  -------------- ----
Net income                                          $ 21,547      2%      $ 79,169     3%      $ 71,796      2%     $ 135,149     2%
                                                =============== ===   ============== =====  ==============  ==== ============== ====

Comparison of the Three Months Ended September 30, 2004 to September 30, 2003

We generated revenues of $2,726,605 in 2004 compared to $2,529,005 in 2003. The increase in revenues of $197,600 in 2004 compared to 2003 is primarily related to an increase in revenues from our advanced surgical procedures, offset by decreases in revenues from our core surgical services and medical rentals. Revenues from advanced surgical procedures increased by 50% to $1,134,491 in 2004 from $755,490 in 2003. The increase in revenues from advanced surgical procedures are primarily from one specific type of laser procedure referred to as "Greenlight PVP," which is used to treat patients with prostrate conditions. Total revenues from surgical and cosmetic services represented approximately 87% and 12%, respectively, of total revenues for 2004 and 86% and 12% for 2003, respectively. Revenues from medical equipment rentals comprised approximately 1% of revenues for both 2004 and 2003, respectively. Medical rental revenues, in terms of absolute dollars and as a percentage of total revenues, decreased as a result of our decision to wind down this area of business in order to focus on our core mobile surgical equipment rental and service business.

Cost of goods sold was $1,898,924 or 70% of revenues in 2004 compared to $1,630,501 or 64% of revenues in 2003. Cost of goods sold include payroll and related expenses for technicians, cost of disposables used in providing surgical and cosmetic services, depreciation and amortization and other expenses primarily related to delivery of our mobile surgical equipment rental and technical services. The increase in cost of goods sold of $268,423 in 2004 is primarily related to an increase in disposable costs due to the increase in revenues from our advanced surgical procedures, and higher depreciation and amortization costs due to equipment purchases in recent quarters. The cost of disposables used for advanced surgical procedures are higher in terms of absolute dollars than the cost of disposables for base surgical procedures. In addition, gross margins from advanced procedures are generally lower than margins realized from our core surgical business.

Gross margin was $827,681 in 2004 or 30% of revenues compared to $898,504 in 2003 or 36% of revenues. Gross margins will vary period-to-period depending upon a number of factors including mix of services, pricing, cost of disposables consumed in rendering our services, and contractual agreements. The decline in gross margin during 2004 is generally related to the mix of services provided by the Company. Revenues generated from advanced surgical procedures are higher in terms of absolute dollars; however, our gross margins as a percentage of revenues on such procedures are generally lower than margins generated from other surgical services. The margins on advanced procedures are lower due to higher disposable costs per procedure both in terms of absolute dollars and as a percentage of per procedure revenues. In addition, depreciation and amortization charges included in cost of goods sold increased by $103,254 in 2004 compared to 2003 primarily as a result of equipment purchases in recent quarters. These factors, among others, resulted in the decrease of 6% in our gross margin rate in 2004 compared to 2003.

Selling, general, and administrative expenses were $746,283 or 27% of revenues in 2004 compared to $784,939 or 31% of revenues in 2003. Such costs include payroll and related expenses, insurance and rents. The overall decrease of $38,656 is generally related to our ongoing efforts to effectively monitor and control costs.

Other income (expense) was $(26,118) in 2004 compared to $(35,754) in 2003. The decrease in other expense of $9,636 is primarily related to a net decrease in interest expense in 2004 compared to 2003. Interest expense is primarily related to PRI Medicals notes and lease obligations. Net interest expense decreased by $9,935 in 2004 compared to 2003 primarily as a result of decreases in our outstanding debt and lease obligations and as a result of lower rates of interest on our bank term loan and line of credit.

The minority interest in net income of limited liability companies of $33,733 in 2004 relates to the consolidation of two entities in which we hold equity investment interests. As of September 30, 2004, in accordance with the Financial Accounting Standards Board Interpretation Nos. 46 and 46R, "Consolidation of Variable Interest Entities" the Company accounted for its equity investments in these entities under the full consolidation method. The Company previously utilized the equity method of accounting for such investments. For the three months ended September 30, 2003 we recorded equity in income of $1,423 from our ownership interest in LLCs, which is included in other income (expense) in the accompanying consolidated statement of operations.

Gain on forgiveness of debt was $-0- for 2004 compared to $1,358 in 2003. The decrease in gain on forgiveness of debt in 2004 is due to the fact that our major debt restructuring efforts were substantially completed as of December 31, 2002 and early 2003 and no such activity occurred in 2004.

Net income was $21,547 in 2004 compared to net income of $79,169 in 2003. No provision for income taxes is provided for in 2004 and 2003 due to the availability of net operating loss carryforwards.

Comparison of the Nine Months Ended September 30, 2004 to September 30, 2003

We generated revenues of $8,215,922 in 2004 compared to $7,015,689 in 2003. The increase in revenues of $1,200,233 in 2004 compared to 2003 is primarily related to an increase in revenues from our advanced surgical procedures, offset by decreases in revenues from our core surgical services and medical rentals. Revenues from advanced surgical procedures increased by 106% to $3,308,736 in 2004 from $1,602,705 in 2003. The increase in revenues from advanced surgical procedures are primarily from one specific type of laser procedure referred to as "Greenlight PVP," which is used to treat patients with prostrate conditions. Total revenues from surgical and cosmetic services represented approximately 87% and 12%, respectively, of total revenues for 2004 and 84% and 14% for 2003, respectively. Revenues from medical equipment rentals comprised approximately 1% and 2% of revenues for 2004 and 2003, respectively. Medical rental revenues, in terms of absolute dollars and as a percentage of total revenues, decreased as a result of our decision to wind down this area of business in order to focus on our core mobile surgical equipment rental and service business.

Cost of goods sold was $5,731,451 or 70% of revenues in 2004 compared to $4,465,948 or 64% of revenues in 2003. Cost of goods sold include payroll and related expenses for technicians, cost of disposables used in providing surgical and cosmetic services, depreciation and amortization and other expenses primarily related to delivery of our mobile surgical equipment rental and technical services. The increase in cost of goods sold of $1,265,503 in 2004 is primarily related to an increase in disposable costs due to the increase in revenues from our advanced surgical procedures, higher depreciation and amortization costs due to equipment purchases in recent quarters, an increase in payroll costs for technicians, and an increase in repair and maintenance costs for our laser equipment. The cost of disposables used for advanced surgical procedures are higher in terms of absolute dollars than the cost of disposables for base surgical procedures. In addition, gross margins are generally lower from advanced procedures compared to our core surgical business.

Gross margin was $2,484,471 in 2004 or 30% of net revenues compared to $2,549,740 in 2003 or 36% of revenues. Gross margins will vary period-to-period depending upon a number of factors including mix of services, pricing, cost of disposables consumed in rendering our services, and contractual agreements. The decline in gross margin during 2004 is generally related to the mix of services provided by the Company. Revenues generated from advanced surgical procedures are higher in terms of absolute dollars; however, our gross margins on such procedures are lower than margins generated from other surgical services. The margins on advanced procedures are lower due to higher disposable costs per procedure both in terms of absolute dollars and as a percentage of per procedure revenues. In addition, depreciation and amortization charges included in cost of goods sold increased by $342,541 in 2004 compared to 2003 primarily as a result of equipment purchases in recent quarters. These factors, among others, resulted in the decrease 6% in our gross margin rate in 2004 compared to 2003.

Selling, general, and administrative expenses were $2,319,649 in 2004 compared to $2,408,861 in 2003. Such costs include payroll and related expenses, insurance and rents. The overall decrease of $89,212 is generally related to our ongoing efforts to effectively monitor and control costs.

Other income (expense) was $23,037 in 2004 compared to $(111,907) in 2003. The net increase in other income (expense) of $134,944 is primarily related to an increase in other income of $85,000 from the sale of an investment in common stock of an unrelated entity, which had been written off in prior years. In addition, net interest expense decreased by $56,633 in 2004 compared to 2003. Interest expense is primarily related to PRI Medicals notes and lease obligations. The decrease of $56,633 in net interest expense is principally related to the decrease in our outstanding debt and lease obligations in 2004 compared to 2003 and a reduction in interest rates on our bank term loan and line of credit.

The minority interest in net income of limited liability companies of $116,063 in 2004 relates to the consolidation of two entities in which we hold equity investment interests. As of September 30, 2004, in accordance with the Financial Accounting Standards Board Interpretation Nos. 46 and 46R, "Consolidation of Variable Interest Entities" the Company accounted for its equity investments in these entities under the full consolidation method. The Company previously utilized the equity method of accounting for such investments. For the nine months ended September 30, 2003 we recorded equity in net loss of $13,379 from our ownership interest in LLCs, which is included in other income (expense) in the accompanying consolidated statement of operations.

Gain on forgiveness of debt was $-0- for 2004 compared to $106,176 in 2003. The decrease in gain on forgiveness of debt in 2004 is due to the fact that our major debt restructuring efforts were substantially completed as of December 31, 2002 and early 2003 and no such activity occurred in 2004.

Net income was $71,796 in 2004 compared to $135,149 in 2003. No provision for income taxes is provided for in 2004 and 2003 due to the availability of net operating loss carryforwards.

Liquidity and Capital Resources

At September 30, 2004 we have a bank loan (the "Bank Term Loan") outstanding in the amount of $249,775, which is included in the current portion of notes payable in the accompanying balance sheet. The loan agreement provides for monthly principal payments of $16,667; plus interest at the prime rate plus 2.00% through January 31, 2005. In September 2004, the Bank Term Loan was amended whereby effective February 1, 2005, the then outstanding principal balance of the loan will be repaid in eighteen (18) equal monthly principal payments plus interest at the prime rate plus 2.5%. In addition, we have an outstanding bank line of credit (the "Bank Line of Credit") with a borrowing base of $750,000 with the same lender. The Bank Line of Credit is collateralized by accounts receivable and provides for interest at the prime rate, plus 2.00%. The Bank Line of Credit agreement provides for borrowings of up to 75% of eligible accounts receivable, as defined. As of September 30, 2004, we owed
$650,000 under the Bank Line of Credit. In addition, the amended agreement requires the pay down of the Bank Line of Credit to $500,000 by October 1, 2004. In November 2004, the Company's Bank Line of Credit agreement was amended to provide for the partial pay down of the credit line from $650,000 to $500,000 on or before December 15, 2004. In addition, the credit line is not available for additional borrowings and the remaining balance outstanding under the credit line is due on January 31, 2004. The other terms and conditions of the credit agreement remain unchanged.

The Bank Term Loan and Bank Line of Credit agreements prohibit the payment of cash dividends and require us to maintain certain levels of net worth and to generate certain ratios of cash flows to debt service. Notwithstanding the modified terms and conditions of these credit facilities as discussed herein, as of September 30, 2004 we were not in compliance with certain covenants and provisions of the original loan agreements, however, the lender has provided waivers for such non-compliance up to and including the maturity date of January 31, 2005. Both the Bank Term Loan and Bank Line of Credit are classified as current liabilities in the accompanying consolidated balance sheet as of September 30, 2004.

In 2002 we renegotiated substantially all of our outstanding debt and lease obligations with our key creditors. The restructured debt and lease agreements provided for, in some cases, the return of equipment used to collateralize such obligations, and certain periodic and monthly installment payments for the balance of such obligations. As of September 30, 2004 our outstanding restructured debt and lease obligations amounted to $526,108 and $197,892, respectively. In the event of default by the Company all amounts then outstanding are accelerated and become immediately due and payable. In addition, in the event of default, certain restructured debt and lease agreements provide for the payment of additional principal amounts of up to $187,500, excluding collection costs. As of September 30, 2004 and the filing of this Quarterly Report on Form 10-QSB we were in compliance with the terms and conditions of our renegotiated debt and lease agreements.

The Company had cash and cash equivalents of $464,552 at September 30, 2004. Cash provided by operating activities for the nine months ended September 30, 2004 was $944,941. Cash from operations includes net income of $71,796, depreciation and amortization of $904,883, minority interest in net income of $116,063, decreases in accounts receivable and inventory of $70,050 and an increase in accounts payable of $20,973 offset by a decrease in accrued expenses of $115,554 and an increase in prepaid expenses of $55,712. Cash used in investing activities was $647,594 due to the purchase of property and equipment of $550,930 and net cash payments of $98,446 limited liability companies. Cash used for financing activities was $523,126 resulting from payments on lease and debt obligations of $126,929 and $296,197, respectively, and net repayments on our bank line of credit of $100,000.

The Company had cash and cash equivalents of $974,732 at September 30, 2003. Cash provided by operating activities for the nine months ended September 30, 2003 was $369,808. Cash from operations includes net income of $135,149, depreciation and amortization of $578,992 and a decrease in accounts receivable of $1,216,816, offset by an increase in due from related party of $959,070, a gain on forgiveness of debt of $106,176 and a net decrease in accounts payable and accrued expenses of $398,936. Cash used in investing activities was $439,987 due to the purchase of property and equipment of $345,797, purchase of customer list and covenant not-to-compete for $50,000 and cash paid to limited liability companies of $86,700, offset by proceeds from the sale of property and equipment of $42,510. Cash provided by financing activities was $87,669, which related to the proceeds of $948,074 from the private placement of subordinated notes, offset by payments of $751,705 on debt and lease obligations and payments of $108,700 on our line of credit.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings:

We may become involved in litigation arising out of operations in the normal course of business. As of September 30, 2004, we are not a party to any pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results or financial position. In addition, during the quarter ended September 30, 2004, there have been no other material developments with respect to an action by a related party against Stonepath Group, Inc.


Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

     (a) In the third quarter ended September 30, 2004 there were no sales of unregistered securities.
     (b)  Rule 463 of the Securities Act is not applicable to the Company.
     (c)  In  the  third  quarter  ended   September  30,  2004  there  were  no
          repurchases by the Company of its Common Stock.


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


 Item 4.  Submissions of Matters to a Vote of Security Holders:

          In the third quarter ended September 30, 2004 there were no matters submitted to a vote of security holders.


Item 5.   Other Information:

          None.


Item 6.   Exhibits and Reports on Form 8-K:

(a)       Exhibits

          Except for the exhibits listed below, all of which are filed herewith, other required exhibits have been previously filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

Number   Exhibit Description
--------------------------------------------------------------------------------

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


                                                    EMERGENT GROUP INC.



Date:    November 12, 2004                   By:  /s/ Bruce J. Haber
                                                  ------------------
                                                      Bruce J. Haber,
                                                      Chairman and Chief
                                                      Executive Officer



Date:    November 12, 2004                   By:  /s/ William M. McKay
                                                  --------------------
                                                      William M. McKay,
                                                      Chief Financial Officer