Form 10KSB
period 2004-12-31
EMERGENT GROUP INC/NY
filed 2005-03-31
CIK 1021097

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              {X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004
                   -------------------------------------------
                         Commission File Number: 0-21475
                         --------------------------------
                               EMERGENT GROUP INC.
             -----------------------------------------------------
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
                                                            --------------


Securities registered pursuant to Section 12 (b) of the Act:  None
--------------------------------------------------------------------------------
Securities registered pursuant to Section 12 (g) of the Act: Common Stock, $.04 Par Value

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

     As of March 15, 2005, the number of shares held by non-affiliates was approximately 1,212,000 shares. Due to the limited and sporadic trading of the Company's Common Stock in the over-the-counter market, no estimate is provided of the value of the Company's Common Stock held by non-affiliates since such information would not be meaningful.

     The number of shares outstanding of the Registrant's Common Stock, as of March 15, 2005, was 4,745,530.

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


                                RECAPITALIZATION



     On August 29, 2003, the Registrant's reverse stock split became effective. All stockholders of record at the close of business on August 28, 2003 were requested to exchange every 40 shares of Common Stock, $.001 par value, for one new share of Common Stock, $.04 par value. All per share amounts in this Form 10-KSB have been retroactively adjusted to give effect to the one-for-forty reverse stock split, except as otherwise noted.

                                     PART I

Item 1.  Description of Business

THE COMPANY

     Emergent Group Inc. ("Emergent") is the parent company of PRI Medical Technologies, Inc., formerly Medical Resources Management, Inc. ("PRI Medical"), its wholly owned and only operating subsidiary. Emergent acquired PRI Medical in July 2001. PRI Medical primarily conducts its business through its wholly owned subsidiary Physiologic Reps ("PRI"); however, we intend to merge PRI into PRI Medical in early 2005 in an effort to simplify our corporate structure. Emergent, PRI Medical and PRI are referred to collectively hereinafter as the "Company." PRI is a provider of surgical equipment on a fee for service basis to hospitals, surgical care centers and other health care providers. PRI serves both large and small health care providers, including: 1) smaller independent hospitals and physicians who cannot afford to buy surgical equipment because of budget constraints or cannot justify buying due to limited usage; and 2) larger, well-financed hospitals that may be able to purchase equipment for use in their own facility but may choose not to because reimbursement or utilization rates for many procedures do not warrant a capital commitment. Additionally, infrequent utilization may not justify the cost of training and retention of technicians to operate such equipment. PRI is also able to provide its technicians to support hospital-owned surgical equipment on a fee for service basis, thus improving efficiency and reducing costs for the hospital. Reduced operating costs and improved flexibility for hospitals are elements of the PRI value proposition to its customers.

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


     PRI's mobile surgical services focus on two areas of the health care industry: surgical care and cosmetic surgery. In the surgical care area, physicians can perform minimally invasive surgery at hospitals by renting PRI's laser or other equipment. For cosmetic surgery, physicians benefit from having different laser technologies available to offer to their patients without a significant capital investment. In both instances, physicians and hospitals receive PRI's technical support and expertise that is provided with the equipment, allowing the staff to concentrate on their patient care duties without the distraction of setup and running equipment.

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

     PRI's  healthcare  distribution  network allows  physicians,  hospitals and healthcare facilities access to new medical equipment without the expense of acquisition. PRI is able to help manufacturers bring advanced medical technologies to market by using its distribution channels and its relationships with doctors, hospitals and healthcare facilities to introduce selected additional surgical products and services to end users on a `fee per procedure' model. PRI had revenues of approximately $11.0 million in 2004, including general medical equipment rental revenues of $102,237, which is being discontinued, and assisted in over 14,000 surgical and cosmetic procedures. By making new technologies available to physicians PRI hopes to become a distributor of innovative medical device and support services to the healthcare community early in a product's life cycle.


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

     PRI's laser equipment encompasses CO2, Greenlight PV, Nd:YAG, Pulse Dye, KTP/YAG, and Holmium YAG laser technology. PRI has established working relationships with leading laser manufacturers and is sometimes an introducer of laser technology in its markets. PRI reviews developments in the medical field to stay abreast of new and emerging technologies and to obtain new surgical medical equipment. In this regard, PRI has in recent years added equipment to provide for services in cryosurgery, advanced visualization technology and prostrate surgery. The Company strives to develop and expand strategic relationships in order to enhance its product lines and improve its access to new medical devices.

     PRI also provides its customers with disposable products and/or attachments that are needed for a given medical procedure. These disposable products are primarily related to laser equipment rentals requiring fibers, tubing, laser drapes and masks. Customers may benefit from this added service by lowering their inventory levels of infrequently used products.

     In prior years PRI offered general medical rental equipment to its customers. However, in late 2001 the Company decided to discontinue this area of business in order to focus on its core mobile surgical equipment rental and services business. Thus, revenues from rentals of general medical equipment decreased to $102,237 in 2004 compared to $168,082 in 2003. "See Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     PRI's sales representatives attend national and regional physician medical seminars and trade shows to present PRI's services and products. PRI also markets its products and services through direct mail marketing of literature and promotional materials, which describe PRI's complete range of surgical equipment and services to hospitals, surgery centers and physicians.

MARKETS

     PRI currently serves customers in California, Colorado, Utah and Nevada. Each location is staffed with full-time technicians and sales representatives. During the years ended December 31, 2004 and 2003, no customer accounted for more than 10% of PRI's total sales.

Hospital Mobile Laser/Surgical Services


     PRI provides mobile laser/surgical services to customers in each market served. Each location is staffed with full-time trained technicians and sales representatives, and is equipped with a variety of surgical equipment to meet customer needs. During each of the years ended December 31, 2004 and 2003, PRI performed approximately 14,000 procedures company-wide. Revenues from our surgical mobile medical equipment and services business comprised approximately 87% and 85%, of our total revenues for 2004 and 2003, respectively. We believe that revenue from our surgical related services will continue to comprise the majority of our revenues in the foreseeable future.


Cosmetic Mobile Laser/Surgical Services


     The cosmetic laser business is primarily physician office based. This market is characterized by rapid changes in specific techniques as new technology emerges. Recently, cosmetic laser skin resurfacing surgery has shown significant growth, however, price competition is a constant challenge from smaller start-up companies. Recent legislation in California and some other states restricting anesthesia in doctor offices has redirected some of this cosmetic surgery to hospitals and surgery centers where PRI has existing customer relationships and the ability to compete more effectively. For the years ended December 31, 2004 and 2003, revenues from our cosmetic laser business comprised approximately 12% and 14%, respectively, of our total revenues.


General Medical Equipment, Rentals


     PRI entered the general equipment rental market in the 1990's. However, due to lower margins and increased competition and its focus on the higher margin mobile surgical services business, PRI Medical started phasing out its general equipment rental business in late 2001 and had sold most of its remaining general medical rental equipment assets by the end of 2003.

INVESTMENTS


Investments In Limited Liability Companies


     In connection with expanding its business in certain commercial and geographic areas, PRI will at times help to form Limited Liability Companies ("LLCs") in which it will acquire a minority interest and offer the remaining interest to other investors. These LLCs acquired certain equipment for use in their respective business activities which generally focus on cosmetic and surgical procedures. In prior years, PRI helped to form and acquired minority equity interests in various LLCs in Colorado and California and holds minority interest in two LLCs as of December 31, 2004. During 2003, PRI withdrew from and dissolved four of its LLCs, and resigned as the manager for one LLC, which was assumed by other third party partners. For the year ended December 31, 2003, in connection with the dissolution of four LLCs, PRI wrote-off a total of $124,336 against its allowance for uncollectible balances.

     For the years ended December 31, 2004 and 2003 in accordance with the Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" the Company accounted for its equity investments in its two remaining LLCs under the full consolidation method whereby transactions between the Company and LLCs have been eliminated through consolidation. The Company previously utilized the equity method of accounting for its investments in such LLCs. "See Management's Discussion and Analysis of Financial Condition and Results of Operations."


Other Investments


     As discussed herein, prior to Emergent's acquisition of PRI Medical in July 2001 it acted as a merchant banking firm seeking opportunities and sources of funding and, with investors' money and/or Emergent's own capital, financing expected growth of its clients or facilitating transactions for them. During the course of these activities Emergent's largest investment of $2 million was made in March 2000 in the securities of Stonepath Group Inc. ("Stonepath") (formerly Net Value Holdings Inc.), an investment made on Emergent's behalf by a related party. In 2004, the Company settled a lawsuit against Stonepath and received $37,546, net of related legal fees and other costs of $12,454. The net settlement amount of $37,546 is included in other income in the accompanying statement of operations as of December 31, 2004.


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


POTENTIAL EXPOSURE TO LIABILITY


     Physicians, hospitals and other providers in the healthcare industry are subject to lawsuits, which may allege medical malpractice or other claims. Many of these lawsuits result in substantial defense costs and judgments or settlements. The Company does not engage in the practice of medicine, nor does it control the practice of medicine by physicians utilizing its services or their compliance with regulatory requirements directly applicable to such physicians or physician groups. However, the services the Company provides to physicians, including actions by its technicians, its establishment of protocols and its training programs, could give rise to liability claims. The Company may become involved in material litigation in the future and it is possible that a claim or claims arising from such litigation might exceed the Company's insurance coverage. Currently, the Company's current product liability insurance coverage expires in April 2005. In the future, depending on market conditions, there can be no assurances that the Company can maintain such insurance coverage or obtain new coverage from a different insurance carrier should the need arise.

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

EMPLOYEES

     As of March 15, 2005, the Company employed 79 full-time persons (including three executive officers), 54 of whom were involved in operations activities (most of these were active as field technicians), 12 of whom were involved in sales and marketing, and 13 of whom were involved in administration, information technology, and accounting. In addition, the Company may employ part-time and occasional employees as technicians to handle overload situations. None of our employees are represented by collective bargaining agreements. We believe that our relationship with our employees is good.

Item 2.   Description of Property



         The Company leases approximately 14,400 square feet of office/warehouse space for its operations and headquarters in Glendale, California. The lease agreement currently provides for monthly rent of approximately $14,300, plus reimbursements for property taxes and insurance, and is subject to annual increases based on increases in the Consumer Price Index. The lease expires in July 2006 and provides for an option to renew for an additional five years. The Company also leases an aggregate of approximately 4,000 square feet of space for its field and sales office under operating lease agreements that expire on various dates through May 2007 in Northern California, Colorado and Utah. We believe our present facilities will be adequate for our reasonably foreseeable needs.

Item 3.   Legal Proceedings

     From time to time, we may become involved in litigation arising out of operations in the normal course of business. As of the filing date of this Form 10-KSB, we are not a party to any pending legal proceedings, except as follows:

Byong Y. Kwon, Plaintiff against Daniel J. Yun, Emergent Group, Inc., Emergent Capital Investment Management, LLC, Metedeconk Holdings, LLC, Voyager Advisors, LLC, Millennium Tradition Limited (f/k/a Millennium Heritage, Limited), Emergent Management Company, LLC, Endurance Advisors, Limited, SK Networks Co., Ltd. (f/k/a SK Global Co., Ltd.), Hye Min Kang, John Does 1-2 and Richard Roes 1-2 (collectively the "Defendants").

     The civil lawsuit, which was signed by the clerk on February 2, 2005, is brought in the United States District Court, Southern District of New York, is an action by Plaintiff against the Company, a former director, Daniel Yun, and other parties to recover money damages for alleged fraud, negligent misrepresentations and aiding and abetting fraud. The 35-page Amended Complaint alleges that the factual basis involving the action against the Company involves alleged false representations to Plaintiff to induce him to leave his then employment in 2001 and accept the Company's and another named Defendant's alleged offer of employment. Plaintiff seeks compensatory damages and punitive damages each in the amount of not less than $2,100,000 together with interest thereon, reasonable attorneys' fees and other specific relief against Defendants other than the Company. Management intends to deny the Plaintiff's allegations against the Company and to vigorously defend this lawsuit.

Item 4.  Submission of Matters to a Vote of Security Holders.


     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

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


            Quarters Ended                           High          Low
--------------------------------------------------------------------------------

           March 31, 2003............................ N/A          N/A
           June 30, 2003............................. N/A          N/A
           September 30, 2003........................ N/A          N/A
           December 31, 2003......................... .11          .11
           March 31, 2004............................ .66          .66
           June 30, 2004............................. .66          .66
           September 30, 2004........................ .70          .70
           December 31, 2004........................ 2.50         2.50

                                   ----------

           N/A - Not available due to a lack of trading in our Common Stock.

--------------------------------------------------------------------------------

     All  quotations  reflect  inter-dealer  prices,   without  retail  mark-up,
markdown or commissions, and may not necessarily represent actual transactions.


     As of March 15, 2005, there were approximately 1,500 holders of record of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name. The Company's transfer agent is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, NY 10038.

Dividend Policy

     We have never paid any cash dividends and intend, for the foreseeable future, to retain any future earnings for the development of our business. Our Board of Directors will determine our future dividend policy on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.


Recent Sales of Unregistered Securities

     During the year ended December 31, 2004, the Company had no sales or issuances of unregistered Common Stock.


Recent Purchases of Securities

     During the year ended December 31, 2004, the Company had no repurchases of its Common Stock.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations


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

Overview

     Emergent Group Inc. ("Emergent") is the parent company of PRI Medical, its wholly owned and only operating subsidiary. PRI Medical primarily conducts its business through its wholly owned subsidiary, PRI, which will be merged into PRI Medical in early 2005 to simplify our corporate structure. Emergent, PRI Medical and PRI are referred to collectively hereinafter as the "Company." PRI is a provider of mobile surgical equipment, on a fee for service basis, to hospitals, surgical care centers and other health care providers. PRI serves both large and small health care providers and makes mobile surgical services available to its customers by providing this equipment on a per procedure basis to hospitals, out patient surgery centers, and physician offices. PRI provides mobile lasers and other surgical equipment with technical support required to ensure the equipment is working correctly. PRI also provides a limited amount of general equipment on a rental basis to hospitals and surgery centers, although PRI began winding down this area of business in late 2001 in order to focus on its core surgical equipment rental/services business. Revenues from the rental of general equipment was $102,237 and $168,082 for the years ended December 31, 2004 and 2003, respectively. Revenues from this activity will continue to decrease in future periods.

Results of Operations


     The following table sets forth certain selected condensed consolidated statement of operations data for the periods indicated:

Statement of Operations Data

                                                               Year Ended
                                                              December 31,
                                                -----------------------------------------
                                                      2004         %         2003           %
                                                -----------------  --- ------------------  ----
Revenue                                             $ 10,967,369  100%       $ 9,978,440   100%
Cost of goods sold                                     7,703,124   70%         6,415,704    64%

                                                -----------------  --- ------------------  ----

Gross profit                                           3,264,245   30%         3,562,736    36%

Selling, general, and administrative expenses          3,152,409   29%         3,389,415    34%
                                                -----------------  --- ------------------  ----

Income from operations                                   111,836    1%           173,321     2%

Other income (expense)                                    67,953    1%          (150,825)   -2%
                                                -----------------  --- ------------------  ----

Income before provision for income taxes,
    minority interest and extraordinary item             179,789    2%            22,496     0%
Provision for income taxes                                    -     0%                -      0%
                                                -----------------  --- ------------------  ----
Net income before minority interest
    and extraordinary item                               179,789    2%            22,496     0%
                                                                    --                       --

Minority interest in net income of consolidated
    limited liability companies                         156,509     1%          108,590      1%
                                                -----------------  --- ------------------  ----
Income before extraordinary item                         23,280                  (86,094)
                                                -----------------      ------------------
Extraordinary item
    Gain on forgiveness of debt, net of tax                   -     0%           144,399     1%
                                                -----------------  --- ------------------  ----
Net income                                             $ 23,280     2%         $ 58,305      2%
                                                =================  === ==================  ====



     The consolidated financial statements of the Company for the periods ended December 31, 2004 and 2003 reflect net income of $23,280 and $58,305, respectively, on net revenues of $10,967,369 and $9,978,440, respectively. In addition, in late 2001 the Company decided to discontinue rental of general medical equipment to hospitals and physicians, which accounted for approximately 1% and 2% for the years ended December 31, 2004 and 2003, respectively.



Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003



     The Company generated revenues of $10,967,369 in 2004 compared to $9,978,440 in 2003. The increase in revenues in 2004 of $988,929, or 10% is primarily due to a net increase in revenues from our surgical procedures of $1,088,914 offset by decreases in revenues from our cosmetic procedures of $55,204 and general equipment rentals of $65,845. The general equipment rental business is being phased out. Total revenues from surgical and cosmetic services represented approximately 87% and 12%, respectively, of total revenues for 2004 and 85% and 14% for 2003, respectively. In addition, the increase in revenues includes net revenues of $227,382 and $209,085 for 2004 and 2003, respectively, from two consolidated limited liability companies. Approximately 87% and 85% of revenues for 2004 and 2003, respectively, were generated from our mobile surgical equipment services with the balance primarily generated from cosmetic services and non-surgical equipment rentals.

     Cost of goods sold of was $7,703,124 in 2004 compared to $6,415,704 in 2003. The increase in cost of goods sold of $1,287,420 or 20% for 2003 is due to increases in disposable costs, payroll and related costs, and depreciation expense. Disposable costs increased as a result of a change in the mix of surgical procedures rendered to customers whereby a greater number of procedures were performed in 2004 compared to 2003 that required more expensive disposable items. In addition, depreciation and amortization expense included in cost of goods sold increased by $385,767 in 2004 compared to 2003 primarily as a result of increased capital expenditures in 2004 and the second half of 2003. Such increases were partially offset by decreases in vehicle rent and repair expenses, and worker's compensation insurance, among others, as a result of cost control efforts. Costs of good sold primarily consist of payroll costs and related expenses for technicians, cost of disposables consumed, insurance costs and other operating costs incurred in rendering such services.


     Gross profit from operations was $3,264,245 in 2004 compared to $3,562,736 in 2003. Gross profit as a percentage of revenues was 30% in 2004 compared to 36% for 2003. The decrease in our gross profit margins primarily relatedto the mix of surgical procedures performed, higher depreciation and amortization expense in 2004 compared to 2003, and due to a decrease of $65,845 in higher margin revenues from general medical equipment rentals, due to the winding down of this area of our business. Profit margins, net of disposable costs, are lower on certain surgical procedures due to higher per unit costs for disposables. In addition, gross margin rates will vary from period to period depending upon various factors including product and service mix, pricing considerations, and equipment and technician utilization rates. The gross margin for 2004 is not necessarily indicative of the margins that may be realized in future periods.


     Selling, general and administrative expenses were $3,152,409 in 2004 compared to $3,389,414 in 2003. The decrease of $237,005 or 6% in such expenses primarily relate to decreases of $43,375 for bonuses for sales personnel and $151,371 for consulting services. The decrease in consulting expenses in 2004 is related to the fact that we did not make use of such services in 2004 to the same extent as in 2003. Selling, general and administrative expenses as a percent of revenue was 29% in 2004 compared to 34% in 2003.

     Other income was $67,953 in 2004 compared to other expense of $150,825 in 2003. For 2004 other income includes $85,000 from the sale of investment securities written-off in prior years, $50,000 from the settlement of the Stonepath litigation as discussed elsewhere in this Form 10-KSB, and approximately $49,395 from the settlement of old payable balances. Other income was offset by net interest expense of $122,217 and a net loss of $14,082 on the sale of assets. For 2003 other expense of $150,825 primarily included interest expense of $177,123 offset by a gain on the sale of assets of $40,918. The decrease in net interest expense of $54,906 in 2004 compared to 2003 relates to lower overall debt balances in 2004 compared to 2003 and a slight decrease in the interest rate on our line of credit and term loan.

     The minority interest in net income of limited liability companies was $156,509 in 2004 compared to $108,590 in 2003. Minority interest in income relates to the consolidation of two entities in which we hold an equity investment interest. As of December 31, 2004 and 2003 in accordance with the Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" the Company accounted for its equity investments in these entities under the full consolidation method. The Company previously utilized the equity method of accounting for such investments.

     The Company recognized a gain on forgiveness of debt, net of tax, of $144,399 in 2003 in connection with debt restructuring efforts commenced in 2002. Such gain is presented as an extraordinary item in the accompanying consolidated statement of operations for the year ended December 31, 2003. No such gains were recorded in 2004.

     The Company's net income was $23,280 in 2004 compared to $58,305 in 2003. The net income per share was $-0- and $0.02 for 2004 and 2003, respectively. Basic and fully diluted shares outstanding were 4,744,551 and 2,684,339 for 2004 and 2003, respectively. No provision for income taxes is provided for in 2004 and 2003 due to the availability of net operating loss carryforwards.


Recently Issued Accounting Pronouncements


     During November and December 2004 the Financial Accounting Standards Board ("FASB") issued SFAS No.151 through SFAS No.153 and an amendment to SFAS 123. These pronouncements and any anticipated effect on us are described in Note 2 in the notes to our consolidated financial statements, which are incorporated herein by reference to Item 7.


Liquidity and Capital Resources

     At December 31, 2004 we have a bank loan (the "Bank Term Loan") outstanding in the amount of $199,775, which is included in the current portion of notes payable in the accompanying balance sheet. The loan agreement provided for monthly principal payments of $16,667, plus interest at the prime rate (5.25% at December 31, 2004) plus 2.00% through January 31, 2005. In March 2005, the Bank Term Loan was amended whereby the principal balance outstanding as of March 3, 2005 is due and payable on May 31, 2005 with interest only payments at the prime rate plus 2.00% due monthly until maturity. In addition, we have an outstanding bank line of credit (the "Bank Line of Credit") with the same lender with an outstanding balance of $650,000 at December 31, 2004. The Bank Line of Credit was due and payable on January 31, 2005; however, in March 2005 the Bank Line of Credit agreement was amended whereby the due date of the loan was extended to May 31, 2005 at which time the outstanding balance, plus accrued interest is due and payable. In addition, the credit line is not available for additional borrowings. The other terms and conditions of the credit agreement remain unchanged. The Bank Line of Credit is collateralized by accounts receivable and a blanket lien on other unencumbered assets of the Company. The Bank Line of Credit agreement, as amended, provides for interest at the prime rate, plus 2.00%. We intend to enter into a new lending relationship on or before May 31, 2005 in order to repay both the Bank Term Loan and Bank Line of Credit and to establish a new revolving credit facility to meet our on-going working capital needs.

     The Bank Term Loan and Bank Line of Credit agreements prohibit the payment of cash dividends and require us to maintain certain levels of net worth and to generate certain ratios of cash flows to debt service. Notwithstanding the modified terms and conditions of these credit facilities as discussed herein, as of March 3, 2005 we were not in compliance with certain covenants and provisions of the original loan agreements, however, the lender has provided waivers for such non-compliance up to and including the maturity date of May 31, 2005. Both the Bank Term Loan and Bank Line of Credit are classified as current liabilities in the accompanying consolidated balance sheet as of December 31, 2004.


     In 2002 we renegotiated substantially all of our outstanding debt and lease obligations with our key creditors. The restructured debt and lease agreements provided for, in some cases, the return of equipment used to collateralize such obligations, and certain periodic and monthly installment payments for the balance of such obligations. As of December 31, 2004 our outstanding restructured debt and lease obligations amounted to $480,701 and $157,773, respectively. In the event of default by the Company all amounts then outstanding are accelerated and become immediately due and payable. In addition, in the event of default, certain restructured debt and lease agreements provide for the payment of additional principal amounts of up to $187,500, excluding collection costs. As of December 31, 2004 and the filing date of this Annual Report on Form 10-KSB, we were in compliance with the terms and conditions of our renegotiated debt and lease agreements.

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

     In October 2003, BJH Management, LLC, which is owned by an executive officer of the company, exercised its anti-dilution rights under a Stock Issuance Agreement entered into in December 2002. Pursuant to the agreement, the Company issued 535,606 common shares to BJH as a result of the private placement transaction discussed in the preceding paragraph. BJH concurrently assigned such shares to its sole shareholder and one associate who now serve as executive officers of the Company. In lieu of payment for the exercise, the Company issued such shares to BJH in return for its agreement to terminate any further anti-dilution rights over the remaining term of the Stock Issuance Agreement. The exercise price for such shares of $107,121 is recorded as compensation expense for the year ended December 31, 2003 and is included in selling, general and administrative expense in the accompanying consolidated statement of operations.

     In May 2003, the Company entered into an agreement with the owner ("Seller") of a small mobile cosmetic laser company to purchase its customer list as well as to enter into a covenant not-to-compete. The purchase price of $50,000 was paid in June 2003 of which $40,000 was allocated to the customer list and $10,000 was allocated to the covenant not-to-compete both of which are being amortized on a straight-line basis over five years. The Company also agreed to make additional payments to the Seller for a period of eighteen months based on future revenues resulting from the acquired customer list. The Company incurred additional costs of $32,324 and $27,005 under this agreement for the years ended December 31, 2004 and 2003. Such amounts are being amortized over the remaining life of the customer list and non-compete agreements. Amortization expense for the covenant not-to-compete and customer list amounted to $20,655 and $8,832 for the years ended December 31, 2004 and 2003, respectively.

     The Company had cash and cash equivalents of $351,595 at December 31, 2004. Cash provided by operating activities for the year ended December 31, 2004 was $1,178,262. Such amount primarily related to the inclusion in net income of certain non-cash items including, depreciation and amortization of $1,195,130 and minority interest in net income of $156,512 offset by increases in accounts receivable and inventory totaling $122,561 and a net decrease in accounts payable and accrued expenses of $66,305. Cash used in investing activities amounted to $850,426 due to the purchase of property and equipment of $717,624 and cash paid to limited liability companies of $189,639 offset by proceeds form the sale of property and equipment of $19,337 and capital contributions of $37,500 from new members in one limited liability company for which we serve as manager. Cash used by financing activities of $666,572, was primarily the result of the pay down of debt and lease obligations of $566,572 and borrowings and repayments of $50,000 and $150,000, respectively, under our bank line of credit.

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

RISK FACTORS

WE HAVE INCURRED LOSSES IN THE PAST AND MAY INCUR LOSSES IN THE FUTURE.

     We have incurred operating losses in the years preceding 2003. For the years ended December 31, 2004 and 2003 we incurred net income (loss) of $23,280 and $(86,094), respectively, before extraordinary item. Our ability to generate positive operating results are dependent upon many factors and variables including market conditions for our products and services, changing technologies within the medical equipment industry, and competition. Although we show a modest improvement in our net operating results over the last two years, there can be no assurances that we will continue to achieve positive operating results in future periods.

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

IF WE LOSE SENIOR MANAGEMENT AND KEY EMPLOYEES ON WHOM WE DEPEND, OUR BUSINESS COULD SUFFER.


     Effective December 30, 2002, we entered into 18- month employment contracts with Bruce J. Haber and Louis Buther who are key employees and officers of the Company. Their agreements were extended by resolutions of the Board of Directors through the close of business on June 30, 2005. We currently do not have "key-person" life insurance policies to cover the lives of Messrs. Haber and Buther or any other key employees. The ability to continue to attract and retain highly skilled personnel will be a critical factor in determining our future success. Competition for highly skilled personnel is intense and we may not be successful in attracting, assimilating or retaining qualified personnel to fulfill current or future needs. If we cannot recruit, train, retain and effectively manage key employees, our business, profitability and growth prospects could suffer.


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



Forward-Looking Statements



     The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of our Company. Our Company and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in this report and other Company filings with the Securities and Exchange Commission and in our reports to stockholders. Statements that relate to other than strictly historical facts, such as statements about the Company's plans and strategies and expectations for future financial performance are forward-looking statements within the meaning of the Act. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "will" and other similar expressions identify forward-looking statements. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance, and speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. See "Risk Factors" for a discussion of events and circumstances that could affect our financial performance or cause actual results to differ materially from estimates contained in or underlying our forward-looking statements.

Item 7. Financial Statements

Financial Statements

The report of the Independent Registered Public Accounting Firm, Financial Statements and Schedules are set forth beginning on page F-1 of this Annual Report on Form 10-KSB.

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                                               CONSOLIDATED FINANCIAL STATEMENTS
                                  FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                                                                        CONTENTS
                                                               December 31, 2004

--------------------------------------------------------------------------------


                                                                         Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                    F1

CONSOLIDATED FINANCIAL STATEMENTS

       Consolidated Balance Sheets                                         F2

       Consolidated Statements of Operations                               F3

       Consolidated Statements of Shareholders' Equity                     F4

       Consolidated Statements of Cash Flows                               F5

       Notes to Consolidated Financial Statements                    F6 - F19

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Shareholders
Emergent Group Inc. and subsidiaries

We have audited the consolidated balance sheets of Emergent Group Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for the two years ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emergent Group Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.


SINGER LEWAK GREENBAUM & GOLDSTEIN LLP


Los Angeles, California
March 8, 2005

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                                                     Consolidated Balance Sheets

                                                                             December 31,       December 31,
                                                                                 2004               2003
                                                                            ----------------   ----------------
                                  ASSETS
Current assets
     Cash                                                                         $ 351,595          $ 690,331
     Accounts receivable, net of allowance for doubtful
         accounts of $26,125 and $28,780                                          1,429,155          1,328,968
     Inventory, net of reserves of $141,916                                         372,744            343,893
     Prepaid expenses                                                               128,968            102,623

                                                                            ----------------   ----------------
             Total current assets                                                 2,282,462          2,465,815

Property and equipment, net of accumulated depreciation and
         amortization of $1,186,272                                               1,896,309          2,115,823
Goodwill                                                                            779,127            779,127
Deposits and other assets                                                           133,690            152,683

                                                                            ----------------   ----------------
Total assets                                                                    $ 5,091,588        $ 5,513,448
                                                                            ================   ================

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Line of credit                                                               $ 650,000          $ 750,000
     Current portion of capital lease obligations                                   347,558            318,827
     Current portion of notes payable                                               389,247            576,906
     Accounts payable                                                               565,136            528,363
     Accrued expenses                                                               684,244            787,328
                                                                            ----------------   ----------------

         Total current liabilities                                                2,636,185          2,961,424

Capital lease obligations, net of current portion                                   269,269            204,071
Notes payable, net of current portion                                               291,229            480,701
                                                                            ----------------   ----------------

             Total liabilities                                                    3,196,683          3,646,196

Minority Interest                                                                   181,928            177,555

Shareholders' equity
     Preferred stock, $0.001 par value, non-voting 10,000,000
         shares authorized, no shares issued and outstanding                              -                  -
     Common stock, $0.04 par value, 100,000,000 shares authorized
         4,744,551 shares issued and outstanding                                    189,782            189,782
     Additional paid-in capital                                                  14,488,090         14,488,090
     Accumulated deficit                                                        (12,964,895)       (12,988,175)
                                                                            ----------------   ----------------

                Total shareholders' equity                                        1,712,977          1,689,697

                                                                            ----------------   ----------------
 Total liabilities and shareholders' equity                                     $ 5,091,588        $ 5,513,448
                                                                            ================   ================

                 The accompanying notes are an integral part of
                           these financial statements.

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                                           Consolidated Statements of Operations


                                                                             Year Ended
                                                                            December 31,
                                                                  ----------------------------------
                                                                       2004               2003
                                                                  ----------------   ---------------
Revenue                                                              $ 10,967,369       $ 9,978,440
Cost of goods sold                                                      7,703,124         6,415,704
                                                                  ----------------   ---------------

Gross profit                                                            3,264,245         3,562,736

Selling, general, and administrative expenses                           3,152,409         3,389,415
                                                                  ----------------   ---------------

Income from operations                                                    111,836           173,321

Other income (expense)
     Interest expense                                                    (122,217)         (177,123)
     Equity in net income (loss) of investment in limited
         liability companies                                                    -           (24,053)
     Gain (loss) on disposal of property and equipment                    (14,082)           40,918
     Other income (expense), net                                          204,252             9,433
                                                                  ----------------   ---------------

             Total other income (expense)                                  67,953          (150,825)
                                                                  ----------------   ---------------

Income before provision for income taxes,
     minority interest and extraordinary item                             179,789            22,496
Provision for income taxes                                                      -                 -
                                                                  ----------------   ---------------

Income before minority interest and
     extraordinary item                                                   179,789            22,496

Minority interest in net income of consolidated
     limited liability companies                                          156,509           108,590
                                                                  ----------------   ---------------

Income before extraordinary item                                           23,280           (86,094)
                                                                  ----------------   ---------------
Extraordinary item
     Gain on forgiveness of debt, net of tax                                    -           144,399
                                                                  ----------------   ---------------

Net income                                                               $ 23,280          $ 58,305
                                                                  ================   ===============

Basic and diluted earnings per share:
     Before extraordinary item                                             $ 0.00           $ (0.03)
     Extraordinary item                                                         -              0.05
                                                                  ----------------   ---------------

Basic and diluted earnings per share                                       $ 0.00            $ 0.02
                                                                  ================   ===============

Basic and diluted weighted-average shares outstanding                   4,744,551         2,684,339
                                                                  ================   ===============

                 The accompanying notes are an integral part of
                           these financial statements.

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                                 Consolidated Statements of Shareholders' Equity

                                                                             Committed     Additional
                                                     Common Stock             Common        Paid-In       Accumulated
                                                        Shares       Amount    Stock        Capital         Deficit         Total
                                                       ---------    --------   --------   -------------  -------------    ----------
Balance, January 1, 2003                               1,622,945    $ 64,918   $ 2,440    $ 13,541,784   $(13,046,480)    $ 562,662

    Common stock issued for services (correction to
      number of sharees issued in 2002)                   61,000       2,440    (2,440)              -              -             -

    Conversion of promissory notes to common stock     2,500,000     100,000         -         900,000              -     1,000,000

    Offering costs incurred in private placement               -           -         -         (48,390)             -       (48,390)

    Common stock issued for interest expense in
      connection with conversion of promissory
      notes to common stock                               25,000       1,000         -           9,000              -        10,000

    Anti-dilution right issued to stockholder                                                    2,176                        2,176
                                                               -                     -          (2,176)             -        (2,176)

    Common stock issued to officers for services         535,606      21,424         -          85,696              -       107,120

    Net income                                                 -           -         -               -         58,305        58,305
                                                       ---------    --------   --------   -------------  -------------    ----------
Balance, December 31, 2003                             4,744,551     189,782         -      14,488,090    (12,988,175)    1,689,697

    Net income                                                                                                 23,280        23,280

Balance, December 31, 2004                             4,744,551   $ 189,782       $ -    $ 14,488,090   $(12,964,895)   $1,712,977
                                                       =========   =========   ========   =============  =============   ===========

                                     F-4

                 The accompanying notes are an integral part of
                           these financial statements.

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                                           Consolidated Statements of Cash Flows


                                                                                                 Year Ended
                                                                                                 December 31,
                                                                            --------------------------------------------------
                                                                                     2004                        2003
                                                                            ----------------------     -----------------------
Cash flows from operating activities
     Net income                                                                          $ 23,280                    $ 58,305
     Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
         Loss (gain) on disposal of property and equipment                                 14,082                     (40,918)
         Gain on forgiveness of debt                                                            -                    (144,399)
         Depreciation and amortization                                                  1,195,130                     820,726
         Equity in net loss of investment in limited liability companies                        -                      24,053
         Amortization of finance fees                                                      20,266                      47,717
         Issuance of stock for services performed                                               -                     107,120
         Provision for doubtful accounts                                                   (6,477)                    (41,048)
         Minority interest in net income                                                  156,512                     108,590
         (Increase) decrease in
             Accounts receivable                                                          (93,710)                     18,135
             Inventory                                                                    (28,851)                    (48,824)
             Due from related party                                                             -                     147,760
             Prepaid expenses                                                             (27,807)                    163,901
             Deposits and other assets                                                     (7,858)                    (47,955)
         Increase (decrease) in
             Accounts payable                                                              36,773                      (9,559)
             Accrued expenses                                                            (103,078)                   (251,879)
                                                                            ----------------------     -----------------------

Net cash provided by operating activities                                               1,178,262                     911,725
                                                                            ----------------------     -----------------------

Cash flows from investing activities
     Purchase of property and equipment                                                  (717,624)                   (739,021)
     Proceeds from the sale of property and equipment                                      19,337                      48,452
     Cash paid to limited liability companies                                            (189,639)                   (154,328)
     Contributions from new members to limited liability companies                         37,500                           -

                                                                            ----------------------     -----------------------
Net cash used in investing activities                                                    (850,426)                   (844,897)
                                                                            ----------------------     -----------------------

Cash flows from financing activities
     Payments on notes payable                                                           (377,132)                   (408,134)
     Payments on capital lease obligations                                               (189,440)                   (511,015)
     Payments on line of credit                                                          (150,000)                   (358,700)
     Borrowings under line of credit                                                       50,000                           -
     Proceeds from convertible notes payable, net                                               -                     951,610
     Payments on loan fee                                                                       -                      (7,500)

                                                                            ----------------------     -----------------------
Net cash used in financing activities                                                    (666,572)                   (333,739)
                                                                            ----------------------     -----------------------

Net decrease in cash                                                                     (338,736)                   (266,911)

Cash, beginning of period                                                                 690,331                     957,242
                                                                            ----------------------     -----------------------
Cash, end of period                                                                     $ 351,595                   $ 690,331
                                                                            ======================     =======================
Supplemental disclosures of cash flow information:

     Interest paid                                                                      $ 124,776                   $ 185,849
                                                                            ======================     =======================

                 The accompanying notes are an integral part of
                           these financial statements.

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                               Consolidated Statements of Cash Flows (continued)
                                          Years Ended December 31, 2004 and 2003



Supplemental schedule of non-cash investing and financing activities

During the year ended December 31, 2004, the Company:

     o    purchased property and equipment of $283,369 through installment loans

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

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2004


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

     Purchase of Business and Covenant Not-To-Compete

     In May 2003, the Company entered into an agreement with the owner ("Seller") of a small mobile cosmetic laser company to purchase its customer list as well as a covenant not-to-compete. The purchase price of $50,000 was paid in June 2003 and the Company allocated $40,000 of the purchase price to the customer list and $10,000 to covenant not-to-compete. Both the customer list and covenant not-to-compete are being amortized on a straight-line basis over five years. The Company also agreed to make additional payments to the Seller for a period of eighteen months based on future revenues resulting from the acquired customer list. During 2004 and 2003 the Company made additional payments to the Seller of $37,751 and
     $17,754, respectively, pursuant to the purchase agreement. Amortization expense for the covenant not-to-compete and customer list amounted to $20,655 and $8,832 for the year ended December 31, 2004 and 2003, respectively, and are included in the cost of goods sold in the accompanying statement of operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The consolidated financial statements include the accounts of Emergent and its wholly owned subsidiaries. In addition, as of December 31, 2004 in accordance with the Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" the Company has accounted for its equity investments in two limited liability companies under the full consolidation method. The Company previously utilized the equity method of accounting for its investments in such entities. All significant inter-company transactions and balances have been eliminated through consolidation.

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

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2004


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

     Cash

     Cash consists of cash on hand and in banks. The Company maintains cash at several financial institutions. At times, such cash balances may be in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000. As of December 31, 2004 and 2003, uninsured portions of balances at those banks aggregated to $153,230 and $537,674, respectively. The Company has not experienced losses in such accounts and believes it is not exposed to any significant risk on cash.

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

     Fair Value of Financial Instruments

     For certain of the Company's financial instruments, including cash, accounts receivable, prepaid expenses, assets held for sale, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

     Stock-Based Compensation

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2004


     SFAS No. 123(r), "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB No. 25 must make pro forma disclosures of net loss and loss per share as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB No. 25.

     Advertising Expense

     The Company expenses advertising in the periods the services were incurred. For the years ended December 31, 2004 and 2003, advertising expense was $19,338 and $19,536, respectively.

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

     Earnings Per Share

     The Company utilizes SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

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

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2004

     Recently Issued Accounting Pronouncements

     In November 2004, the FASB issued SFAS No. 151,"Inventory Costs". SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4, "Inventory Pricing". Paragraph 5 of ARB No. 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact on the Company's financial statements.

     In December 2004, the FASB issued SFAS No. 152,"Accounting for Real Estate Time-Sharing Transactions". The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2,"Accounting for Real Estate Time-Sharing Transactions". SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66,"Accounting for Sales of Real Estate", for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. This statement is not applicable to the Company.

     In December 2004, the FASB issued SFAS No. 153,"Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29,"Accounting for Nonmonetary Transactions". Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occuring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact on the Company's financial statements.

     In December 2004, the FASB issued SFAS No. 123(R),"Share-Based Payment". SFAS 123(R) amends SFAS No. 123,"Accountung for Stock-Based Compensation", and APB Opinion 25,"Accounting for Stock Issued to Employees." SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company's financial statement.

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2004


NOTE 3 - INVENTORY

         Inventory at December 31, 2004 and 2003 consisted of the following:

                                                         2004          2003
                                                     ------------   ------------
             Disposables                             $   514,660    $  499,769
             Less reserve for obsolescence               141,916       155,876
                                                     ------------   ------------
                 Total                               $   372,744    $  343,893
                                                     ============   ============

NOTE 4 - EQUITY INVESTMENT IN LIMITED LIABILITY COMPANIES

     As of December 31, 2004 and 2003, the Company held investment interests of 15% and 3% in two limited liabilities companies ("LLCs"). The LLCs were formed by certain investors and PRI Medical to provide mobile laser equipment and services to hospitals, out-patient centers, and doctors. The Company provides operating and administrative services to the LLCs. These entities have been consolidated as of December 31, 2004 and 2003 and are included in the accompanying consolidated statements of operations and balance sheets in accordance with FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." During the third and fourth quarter of 2003 PRI dissolved four LLCs and transferred the management of one LLC to other unaffiliated members. During the year ended December 31, 2003, the Company recognized its equity in net losses of such LLCs of $(24,053).

NOTE 5 - PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 2004 and 2003 consisted of the following:

                                                                       2004             2003
                                                                 --------------   --------------
         Rental equipment                                        $   3,735,200    $   3,208,306
         Accessories and eyewear                                       560,124          373,875
         Furniture and fixtures, including computers                   143,377          113,571
         Capitalized Software Cost                                     114,215          100,227
         Transportation equipment                                      269,435           93,255
         Leasehold improvements                                          5,901            5,901
                                                                 --------------   --------------
                                                                     4,828,252        3,895,135
         Less accumulated depreciation and amortization              2,931,943        1,779,312
                                                                 --------------   --------------
             Total                                               $   1,896,309    $   2,115,823
                                                                 ==============   ==============

     Depreciation and amortization expense for property and equipment was $1,186,272 and $820,726 for the years ended December 31, 2004 and 2003, respectively.

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2004

NOTE 6 - LINE OF CREDIT

     At December 31, 2004 and 2003 we have a bank line of credit (the "Bank Line of Credit") outstanding of $650,000 and $750,000, respectively. The Bank Line of Credit is due and payable on January 31, 2005. The Bank Line of Credit Agreement, as amended, provided for a principal pay-down of $250,000 on or before October 1, 2004 of which the Company paid $100,000 before October 1, 2004. Since October 1, 2004 the credit line has not been available for additional borrowings. The Bank Line of Credit is collateralized by accounts receivable and a blanket lien on other unencumbered assets of the Company. The Bank Line of Credit agreement, as amended, provides for interest at the prime rate, plus 2.00%. In March 2005 the Bank Line of Credit was extended to May 31, 2005 (see Note 15).

     The Bank Line of Credit agreement prohibits the payment of cash dividends and requires us to maintain certain levels of net worth and to generate certain ratios of cash flows to debt service. Although the Company is not in compliance with certain loan covants, the lender has waived such non-compliance through and including May 31, 2005.

     The Company incurred interest expense on borrowings under the line of credit of $43,751 and $71,131 for the years ended December 31, 2004 and 2003, respectively and is included in interest expense in the accompanying statements of operations.

NOTE 7 - NOTES PAYABLE

     Notes payable at December 31, 2004 and 2003 consisted of the following:

                                                                                     2004             2003
                                                                                -------------   --------------
                  Note payable to bank, as amended, provides for monthly
                      interest payments at the prime rate (5.25% at December
                      31, 2004), plus 2% and monthly principal payments of
                      $16,667. The note is collateralized by accounts
                      receivable, inventory and equipment. Principal and
                      unpaid accrued interest are due on January 31, 2005.
                      In March 2005, this note was extended for three  months
                      and is due and payable on May 31, 2005.                   $    199,775    $     399,775
                  Note payable to a finance company, interest at 6.75%
                      with monthly principal and interest payments of
                      $18,013 due monthly through May 2007.
                      The note is collateralized by the certain medical
                      equipment.                                                     480,701          657,832
                                                                                -------------   --------------
                                                                                     680,476        1,057,607
                      Less current portion                                           389,247          576,906
                                                                                -------------   --------------
                  Long-term portion                                             $    291,229    $     480,701
                                                                                =============   ==============

     Future maturities of notes payable at December 31, 2004 were as follows:

                   Year Ending
                  December 31,

                      2005    $   389,248
                      2006        202,672
                      2007         88,556
                              -----------
                      Total   $   680,476
                              ===========

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2004

NOTE 8 - ACCRUED EXPENSES

     Accrued expenses at December 31, 2004 and 2003 consisted of the following:

                                                                       2004          2003
                                                                   ----------    ----------
                  Accrued payroll and payroll related amounts      $  269,684    $  302,426
                  Accrued interest                                     16,782        16,141
                  Other                                               397,778       468,761
                                                                   ----------    ----------
                  Total                                            $  684,244    $  787,328
                                                                   ==========    ==========

NOTE 9 - COMMITMENTS AND CONTINGENCIES

     Operating and Capital Leases

     The Company leases an office/warehouse facility in Glendale, California, which also serves as an administrative and corporate office. The lease is scheduled to expire in July 2006. Total rent expense incurred for the years ended December 31, 2004 and 2003 was $168,284 and $155,337, respectively. In addition, the Company leases two other office/warehouse facilities in Northern California and Colorado with a total of 2,620 square feet. Total rent expense incurred for these facilities was $35,857 and $70,236 for the years ended December 31, 2004 and 2003, respectively.

     The Company leases certain of its vehicles under various operating leases. The leases are scheduled to expire between December 2003 and February 2004. Thereafter, such leases will continue under a month-to-month lease term until such time the vehicles are either returned to the lessor or purchased. Total rental expenses for vehicles for the years ended December 31, 2004 and 2003 was $51,788 and $155,631, respectively.

     At December 31, 2004 the Company is obligated under several capital equipment leases with various finance companies. The capital leases bear interest at rates between 6.6% and 11.69% per annum. The monthly capital lease payments range between $99 to $2,778 and terminate through December 2009.

     Future minimum lease payments under operating and capital leases at December 31, 2004 were as follows:

             Year Ending                                Operating       Capital
            December 31,                                    Lease        Lease
            ------------                             ------------   ------------
                2005                                 $    272,273   $    379,386
                2006                                      188,558        159,471
                2007                                       78,905         92,658
                2008                                       72,112         30,467
                2009                                       72,906         18,322

                                                     ------------   ------------
           Total minimum lease payments              $    684,754        680,304
                                                     ============
           Less amounts representing interest                             63,477
                                                                    ------------
                                                                         616,827
           Less current portion                                          347,558
                                                                    ------------
           Long-term portion                                        $    269,269
                                                                    ============
     Litigation

     From time to time, we may become involved in litigation arising out of operations in the normal course of business. As of December 31, 2004, we are not a party to any pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results or financial position.

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2004
NOTE 10 - SHAREHOLDERS' EQUITY

     Common Stock

     During the year ended December 31, 2003, the Company completed the following transactions:

     o in June 2003, the Company raised net proceeds of $951,610, net of offering costs of $48,390, in a private placement of its Convertible Subordinated Promissory Notes (the "Notes"). Such Notes were generally sold in increments of $20,000 (50 units) each. Certain officers and directors of the Company and members of law firms who have acted in a legal capacity to the Company purchased Notes totaling $700,000. Notes totaling $300,000 were purchased by other accredited investors. In August 2003, concurrent with the effective date of the reverse stock split described below, the Notes were converted into 2,500,000 shares of common stock. In addition, the Company issued 25,000 common shares to the note holders as payment for accrued interest of $10,000 on such Notes through the date of conversion.

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

     o in October 2003, the Company issued 535,606 shares of common stock to BJH Management, LLC ("BJH") in accordance with the exercise of certain anti-dilution rights as a result of the private placement transaction. Such shares were subsequently transferred to two executive officers of the Company who previously provided services to the Company under BJH Management. The Company recorded consulting expense of $107,120 in connection with the issuance of such shares.

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

     Stock Option Plans

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

     During the year ended December 31, 2001, the Company adopted the 2001 Stock Option Plan (the "2001 Plan"). The purpose of the 2001 Plan is to provide incentive to key employees, officers, and consultants of the Company who provide significant services to the Company. There were 200,000 shares available for grant under the 2001 Plan, but during the year ended December 31, 2002 the Company reduced the authorized shares issuable under the Plan to 14,625 shares representing the actual number of options outstanding at that time. Options will not be granted for a term of more than 10 years from the date of grant. In the case of incentive stock options granted to a 10% shareholder, the term of the incentive stock option must not exceed five years from the date of grant. Options will vest evenly over a period of five years, and the 2001 Plan expires December 31, 2011.

     The exercise of options granted under the 2001 Plan are determined by the Board of Directors. Non-statutory stock options may be granted at any price determined by the Board even if the exercise price of the options is at a price below the fair market value of the Company's common stock on the date of grant. The purchase price of an incentive stock option may not be less than the fair market value of the common stock at the time of grant, except in the case of a 10% shareholder who receives an incentive stock option; the purchase price may not be less than 110% of such fair market value. The aggregate fair market value of the stock for which incentive stock options are exercisable by any employee during any calendar year must not exceed $100,000.

     Since shareholder approval was not obtained on or before November 1, 2002, all incentive stock options granted under the 2001 Plan have automatically become non-statutory stock options, and the Board is limited to granting non-statutory stock options under the 2001 Plan.

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2004

     In April 2002, the Company adopted the 2002 Employee Benefit and Consulting Services Compensation Plan (the "2002 Plan"). The purpose of the 2002 Plan is to provide incentive to key employees, officers, and consultants of the Company who provide significant services to the Company. As of December 31, 2004, there are 650,000 common shares authorized for grant under the 2002 Plan. However, 325,000 shares of the 650,000 shares represents an increase authorized by the Company's Board of Directors subject to shareholder approval. Options will not be granted for a term of more than 10 years from the date of grant. Generally, options will vest evenly over a period of five years, and the 2002 Plan expires in March 2012.

     Since shareholder approval was not obtained on or before April 1, 2003, all incentive stock options granted under the 2002 Plan have automatically become non-statutory stock options, and the Board is limited to granting non-statutory stock options under the 2002 Plan.

     During the years ended December 31, 2004 and 2003, the Company issued to employees options to purchase 95,000 and 213,000 shares of common stock under the 2002 Plan. Of the options granted to employees during 2003, 75,000 options were granted to the Company's Chief Financial Officer. The options granted in 2004 and 2003 have a 10-year term and are exercisable at $0.40 per share. Generally, one-fifth of each issuance vests over five consecutive years. As of December 2004 and 2003, options to purchase 130,197 and 26,566 shares of common stock were cancelled due to employee terminations.

     A summary of the Company's  outstanding options and activity is as follows:

                                                             Weighted- Average
                                                 Number           Exercise
                                                of Options         Price

            Outstanding, January 1, 2003          351,936       $        0.02
               Granted                            226,701       $        0.40
               Canceled                           (30,683)      $        5.66
                                                 ---------
            Outstanding, December 31, 2003        547,954       $        0.50
               Granted                             95,000       $        0.40
               Canceled                          (228,909)      $        1.90
                                                 ---------
            Outstanding, December 31, 2004        414,045       $        1.80
                                                 =========
            Exercisable, December 31, 2004        223,902       $        2.97
                                                 =========

     The weighted-average remaining contractual life of the options outstanding at December 31, 2004 is 8.4 years. The exercise prices for the options outstanding at December 31, 2004 ranged from $0.40 to $162.16, and information relating to these options is as follows:

                                                                              Weighted-      Weighted-
                                                               Weighted-       Average        Average
                                                                Average        Exercise      Exercise
             Range of           Stock          Stock           Remaining       Price of      Price of
             Exercise          Options        Options         Contractual      Options        Options
             Prices           Outstanding     Exercisable        Life         Outstanding    Exercisable
         ------------------ ---------------   -----------     ------------    -----------    ------------
         $             0.40        394,136       203,993        8.55 years    $      0.40    $      0.40
         $      2.00 - 8.00          6,500         6,500        5.05 years    $      6.15    $      6.15
         $    20.00 - 51.00         13,238        13,238        5.92 years    $     39.03    $     39.03
         $           162.16            171           171        2.43 years    $    162.16    $    162.16
                             ==============   ===========
         $    0.40 - 162.16        414,045       223,902        8.40 years    $      1.80    $      2.97
                             ==============   ===========

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2004


     The Company has adopted only the disclosure provisions of SFAS No. 123. It applies APB No. 25 and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net income and basic and diluted loss per share for the years ended December 31, 2004 and 2003 would be as follows:


                                                                2004      2003
                                                           ----------  ---------
        Net income (loss)
            As reported                                    $   23,280  $ 58,305
            Pro forma                                      $    5,009  $ 40,037
        Basic and diluted income (loss) per share
            As reported                                    $     0.00  $   0.02
            Pro forma                                      $     0.00  $   0.01


     For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2004 and 2003: dividend yields of 0% and 0%, respectively; expected volatility of 100% and 100%, respectively; risk-free interest rates of 3.3% and 2.8%, respectively; and expected lives of five and five years, respectively. The weighted-average fair value of all options granted during the year ended December 31, 2004 was $0.03, and the weighted-average exercise price was $0.40.

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

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2004

NOTE 11 - INCOME TAXES

     The components of the income tax provision for the years ended December 31, 2004 and 2003 are as follows:

                                                2004          2003
                                            -----------   ----------
                  Current                   $       -0-   $     -0-
                  Deferred                          -0-         -0-
                                            -----------   ----------
                    Total                   $       -0-   $     -0-
                                            ===========   ==========

     A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes was as follows for the years ended December 31, 2004 and 2003:

                                                         2004             2003
                                                      -------           --------
             Income tax computed at federal
               statutory tax rate                         34%             34.0%
             State taxes, net of federal benefit           4                 8
             Other                                    (19.23)                9
             Increase in valuation allowance          (16.55)              (51)
                                                      --------          --------

               Total                                    2.22%              -0-%
                                                      ========          ========

     The tax effects of temporary differences that give rise to deferred taxes at December 31, 2004 and 2003 are as follows:

                                                                2004                2003
                                                          ----------------   -----------------
            Deferred tax assets
                Fixed assets                              $      (112,049)   $       (363,116)
                Capital loss carryover                          1,287,853           1,287,853
                Net operating loss carryforwards                2,008,337           2,281,300
                Other                                             300,035             307,889
                                                          ----------------   -----------------
            Total gross deferred tax assets                     3,484,176           3,513,926
            Less valuation allowance                            3,484,176           3,513,926
                                                          ----------------   -----------------
                     Net deferred tax assets              $            -0-   $             -0-
                                                          ================   =================

     All other deferred tax assets were immaterial. As of December 31, 2004, the Company had approximately $4,959,377 in federal net operating loss carryforwards attributable to losses incurred since the Company's inception that may be offset against future taxable income through 2020.

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2004

NOTE 12 - EXTRAORDINARY ITEM

     In connection with debt re-negotiation efforts with several creditors, the Company recorded a gain on the forgiveness of debt of $144,399 for the year ended December 31, 2003. The debt re-negotiation efforts started during early 2002 and were substantially completed by the end of the first quarter of 2003.


NOTE 13 - BENEFIT PLAN

     The  Company has a profit  sharing  plan  established  in  accordance  with
     Section 401(k) of the Employee Retirement Income Security Act of 1974, as amended. Substantially all full-time employees with specific periods of service are eligible to participate. Employee contributions to the plan are elective. For the year ended December 31, 2004, the Company contributed $4,249 through the use of forfeitures and $3,995 in cash.

NOTE 14 - RELATED PARTY TRANSACTIONS

     The Company incurred reimbursable expenses of $30,537 and $31,389 to BJH for office rent and related expenses for the years ended December 31, 2004 and 2003, respectively.

NOTE 15 - SUBSEQUENT EVENTS

     On March 7, 2005 the Company's primary lender amended the Company's term loan and line of credit agreements to provide for the extension of the due date of such loans to May 31, 2005 at which time the outstanding balance, plus accrued interest is due and payable. In addition, the credit line is not available for additional borrowings. All other terms and conditions of the credit agreement remain unchanged.

Litigation

     Byong Y. Kwon, Plaintiff against Daniel J. Yun, Emergent Group, Inc., Emergent Capital Investment Management, LLC, Metedeconk Holdings, LLC, Voyager Advisors, LLC, Millennium Tradition Limited (f/k/a Millennium Heritage, Limited), Emergent Management Company, LLC, Endurance Advisors, Limited, SK Networks Co., Ltd. (f/k/a SK Global Co., Ltd.), Hye Min Kang, John Does 1-2 and Richard Roes 1-2 (collectively the "Defendants").

     The civil lawsuit, which was signed by the clerk on February 2, 2005, is brought in the United States District Court, Southern District of New York, is an action by Plaintiff against the Company, a former director, Daniel Yun, and other parties to recover money damages for alleged fraud, negligent misrepresentations and aiding and abetting fraud. The 35-page Amended Complaint alleges that the factual basis involving the action against the Company involves alleged false representations to Plaintiff to induce him to leave his then employment in 2001 and accept the Company's and another named Defendant's alleged offer of employment. Plaintiff seeks compensatory damages and punitive damages each in the amount of not less than $2,100,000 together with interest thereon, reasonable attorneys' fees and other specific relief against Defendants other than the Company. Management intends to deny the Plaintiff's allegations against the Company and to vigorously defend this lawsuit.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


         Not Applicable.

Item 8.A. Controls and Procedures.

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of our 2004 fiscal year. There have been no changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.


Item 8.B. Other Information.


         Not Applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.


     The names, ages and principal occupations of the Company's present officers and directors are listed below.


                                 First Became
                                   Director
  Name (1)               Age     and/or Officer            Position
  --------               ---     --------------            --------
  Bruce J. Haber         52          2003        Chairman of the Board and Chief
                                                 Executive Officer
  Louis Buther           51          2003        President and Chief Operating
                                                 Officer
  William M. McKay       50          2002        Chief Financial Officer,
                                                 Treasurer and Secretary
  Mark Waldron           37          2000        Director
  Howard Waltman         72          2001        Director
------------------

(1) Directors are elected at the annual meeting of stockholders and hold office until the following annual meeting.


     The terms of all officers expire at the annual meeting of directors following the annual stockholders meeting. Officers serve at the pleasure of the Board and may be removed, either with or without cause, by the Board of Directors, and a successor elected by a majority vote of the Board of Directors, at any time. There are currently two vacancies on the Company's Board of Directors resulting from the resignations of Daniel Yun and Matthew K. Fong, Sr.


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

     William M. McKay has served as Chief Financial Officer of the Company since August 2002. From August 2000 to August 2002, he served as Chief Financial Officer and as a consultant for EV Global Motors Company, a privately held consumer products company. From December 1998 to July 2000 Mr. McKay served as Chief Financial Officer and Secretary for Internet Dynamics, Inc., a privately held software development company. From February 1998 to November 1998, he served as Chief Financial Officer for Koo Koo Roo, Inc., a publicly held food services company. From May 1995 to February 1998, Mr. McKay served as Chief Financial Officer and Secretary for View Tech, Inc., a publicly held technology company. Mr. McKay also has ten years of public accounting experience with Deloitte & Touche, where he last served as a senior manager in its audit department. Mr. McKay is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants, and holds a Bachelor of Science Degree in business administration with an emphasis in accounting from the University of Southern California - Los Angeles.

     Mark Waldron has served as a director of the Company since August 2000, and also served as President and Chief Executive Officer of the Company between August 2000 and January 2003. He has served as a director of PRI Medical since September 2000. Since January 2003 Mr. Waldron's principal occupation has been as a private investor. Mr. Waldron is a former Vice President of J.P. Morgan in New York and was with the firm from 1993 to 1998. Mr. Waldron received his MBA from Northwestern University's Kellogg School of Management in 1993, and was an Associate at Bankers Trust Company before attending business school. He received his undergraduate degree from the Ivey School of Business at the University of Western Ontario in 1989. Mr. Waldron is a member of the Foreign Policy Association and MENSA.

     Howard Waltman has served as a director of the Company since 2001. Since 2000, Mr. Waltman has acted as a private investor for a family limited liability corporation. Since 1986, Mr. Waltman serves as a director of Express Scripts, Inc. ("ESI"), and was its Chairman from 1986 to 2000. ESI was formed in 1986 as a subsidiary of Sanus, a company formed in 1983 by Mr. Waltman, who served as its Chairman of the Board from 1983 to 1987. Sanus was acquired by New York Life Insurance Company in 1987. ESI provides mail order pharmacy services and pharmacy claims processing services and was spun out of Sanus and taken public in June 1992. Mr. Waltman also founded Bradford National Corp. in 1968, which was sold to McDonnell Douglas Corporation in 1981. From 1996 to 2000, Mr. Waltman served as a director of Computer Outsourcing Services, Inc. Mr. Waltman is currently a director of a number of privately held companies.

COMMITTEES

     The Company has no standing or nominating committees of the Board of Directors or committees performing similar functions.

Compensation Committee

     The Compensation Committee consists of Bruce Haber and Howard Waltman. As a result of the resignation of Daniel Yun, there is currently a vacancy on the Compensation Committee. The Compensation Committee has such powers and functions as may be assigned to it by the Board of Directors from time to time; however, such functions shall, at a minimum, include the following:


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


Audit Committee


     The members of the Company's audit committee in 2004 consisted of Howard Waltman and Matthew Fong Sr., each of whom were deemed by Management to be independent directors, but neither of whom would be deemed a "Financial Expert" within the meaning of Sarbanes Oxley Act of 2002, as amended. As a result of the resignation of Mr. Fong from the Board of Directors, there is currently a vacancy on the Audit Committee. There can be no assurances given that such vacancy will be filled or, if filled, that an independent director who is a financial expert will be elected to the Board and its Audit Committee. The definition of "independent director" is defined in Rule 4200(a)(14) of the NASD's Listing Standards. The NASD's listing standards define an "independent director" generally as a person, other than an officer of the Company, who does not have a relationship with the Company that would interfere with the director's exercise of independent judgment. The term "Financial Expert" is defined as a person who has the following attributes: an understanding of generally accepted accounting principals and financial statements; has the ability to assess the general application of such principals in connection with the accounting for estimates, accruals and reserves; experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company's financial statements, or experience actively supervising one or more persons engaged in such activities; an understanding of internal controls and procedures for financial reporting; and an understanding of audit committee functions.

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



     In this respect, the Company has adopted a code of ethics which has been filed as Exhibit 14.1 to the Company's 2003 Form 10-KSB. Changes to the Code of Ethics will be filed under a Form 8-K or quarterly or annual report under the Exchange Act.


Compliance with Section 16(a) of the Exchange Act


     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish us with copies of all
Section 16(a) forms they file. During fiscal 2004, none of our officers, directors or 10% or greater stockholders filed any forms late to the best of our knowledge, except for a Form 4 for December 31, 2004 which was filed late to report the resignation of Mr. Matthew K. Fong.

Item 10.  Compensation of Directors and Executive Officers.

         The following table provides a summary compensation table with respect to the Company's executive officers. No other executive officer of the Company received salary and bonuses amounting to $100,000 or more in 2004. During the past three fiscal years, the Company has not granted stock appreciation rights to its executive officers. In addition, the Company does not have a defined benefit or actuarial plan.

                           SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------- ------------------------------------ --------------
                                                                                   Long Term Compensation
--------------------------------------------------------------------------- ------------------------------------ --------------
                                 Annual Compensation                        Awards                     Payouts
----------------------- -------- ------------------------------------------ -------------------------- --------- --------------
Name and                Year     Salary ($)    Bonus ($)     Other Annual   Restricted   Number of     LTIP      All Other
----------------------                                       Compensation   Stock        Options       Payout    Compensation
a) Principal Position                                        ($)            Award(s)                   ($)        ($)
                                                                            ($)
----------------------- -------- ------------- ------------- -------------- ------------ ------------- --------- --------------
----------------------- -------- ------------- ------------- -------------- ------------ ------------- --------- --------------
Bruce J. Haber,          2004    $175,000      0             $0             0            0             0         0
Chairman of the Board    2003    $153,125(1)   0             $61,212 (2)    306,060 (2)  0             0         0
and Chief Executive      2002    (1)           0             $0             199,186 (2)  0             0         0
Officer
----------------------- -------- ------------- ------------- -------------- ------------ ------------- --------- --------------
Louis Buther,            2004    $161,000      $10,000       $0             0            0             0         0
President and Chief      2003    $140,875(1)   0             $45,909 (2)    229,546 (2)  0             0         0
Operating Officer        2002    (1)           0             $0             149,389 (2)  0             0         0
----------------------- -------- ------------- ------------- -------------- ------------ ------------- --------- --------------
William M. Mckay,        2004    $140,000      $10,000       $3,600         0            0             0         0
Chief Financial          2003    $140,000      0             $3,600         0            75,000 (3)    0         0
Officer                  2002    $46,667       $7,500        $1,200         0            30,000        0         0
----------------------- -------- ------------- ------------- -------------- ------------ ------------- --------- --------------
-----------

     (1) On October 15, 2001, the Company retained BJH Management LLC ("BJH"), a company owned by Bruce J. Haber, to provide consulting services as described herein, before Mr. Haber's employment contract became effective on January 31, 2003. The Company paid BJH $28,000; $439,975 and $69,355 for services rendered to the Company in 2003, 2002 and 2001, respectively. Such payments received by BJH included $53,965, $82,000 and $18,288 for 2003, 2002 and 2001, respectively, which were paid to Louis Buther for consulting services he provided to the Company through BJH, it being noted that a portion of Mr. Buther's 2003 payment included monies paid to BJH in 2002.

     (2) On December 30, 2002, the Company entered into an agreement described herein to issue an aggregate of 348,575 shares to BJH in connection with services rendered. An additional 535,606 shares were issued to BJH in 2003 in connection with certain anti-dilution provisions contained in the agreement and the premature termination of such provisions. The exercise price for such shares of $107,121 ($61,212 for Mr. Haber and $45,909 for Mr. Buther) was charged to compensation expense for the year ended December 31, 2003. Of the 348,575 shares, 199,186 shares were retained by Mr. Haber in a family trust and are reflected in the above table. The remaining 149,389 shares were transferred by agreement to Mr. Buther and are shown in the table above. Of the 535,606 shares issued in 2003 pursuant to the anti-dilution provisions, 306,060 shares were retained by Mr. Haber and the balance of 229,546 shares were transferred by agreement to Mr. Buther.

     (3) In 2003 Mr. McKay was granted 75,000 common stock options at an exercise price of $0.40 per share. Two-fifths of such options were immediately vested with the remainder vesting in equal installments over three years from the date of issuance.

Employment Agreements with Bruce J. Haber and Louis Buther


     Effective December 30, 2002, the Company entered into Employment Agreements (the "Employment Agreements") with Bruce J. Haber and Louis Buther for an initial term of 18 months subject to an automatic annual renewal unless terminated 90 days prior to the end of the term of these Agreements. On March
30, 2004, the Company's Board of Directors approved a resolution for an extension of the Employment Agreements of Messrs. Haber and Buther until the close of business on June 30, 2005, with the proviso that the automatic renewal provisions shall be deemed deleted from their Agreements. Pursuant to the Agreements, effective January 31, 2003, Mr. Haber became the Company's Chief Executive Officer and was elected to the Company's Board of Directors, initially as Chairman and Mr. Buther became its President. Messrs. Haber and Buther are each performing the duties customary for an executive of such rank with a public company. Messrs. Haber and Buther are each based in New York and are not required to relocate without each person's respective consent. Mr. Haber is not required to devote his full-time to the Company, but is required to devote such time as is necessary for the performances of his duties. Mr. Buther is required to devote his full business time to the Company.

     For Mr. Haber's services, he is receiving an annual base compensation of $175,000 (the "Haber Base Salary") payable in semi-monthly installments or otherwise in accordance with Company policies. For Mr. Buther's services, he will receive annual base compensation of $161,000 (the "Buther Base Salary"), payable in semi-monthly installments or otherwise in accordance with Company policies. In addition, in the event that pre-tax profits before Management's bonuses are at least $1,035,000 for a calendar year, then Messrs. Haber and Buther shall receive a bonus of $50,000 each, increasing to $75,000 each, if pre-tax profits are $1,150,000 plus 6% each of pre-tax profits over $1,150,000. Such bonus, if earned, will be paid within 30 days after the end of each fiscal year end of the Company. Such incentive targets were not achieved for the years ended December 31, 2004 and 2003, however, Mr. Buther received a bonus of $10,000 for the year ended December 31, 2004. In addition, for the year ended December 31, 2003 Messrs. Haber and Buther were issued additional fully paid common shares under the Stock Issuance Agreement. The value of such shares, based on the exercise price of $0.20 per shares, for Messrs. Haber and Buther was $61,212 and $45,909, respectively. The Company reimburses Messrs. Haber and Buther for all ordinary and necessary business expenses incurred in connection with the performance of their duties and responsibilities. Messrs. Haber and Buther shall be entitled to indemnification for any claim or lawsuit, which may be asserted against them when acting in a capacity for the Company or any subsidiary or affiliated business. Messrs. Haber and Buther shall also be entitled to participate in officers and directors liability insurance maintained by the Company and any subsidiary or affiliated business.

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

Employment Arrangement - William M. McKay


     In August  2002,  William M. McKay  became the  Company's  Chief  Financial
Officer ("CFO") pursuant to an engagement letter. As CFO, he is currently receiving a base salary of $140,000 per annum, and participates in an incentive bonus program generally based on Company performance. For the years ended December 31, 2004, 2003, and 2002, Mr. McKay received a bonus of $10,000; $-0-and $7,500, respectively. In addition, Mr. McKay receives Company-paid health insurance benefits as well as an automobile allowance of $300 per month. During the year ended December 31, 2003, Mr. McKay was granted 75,000 common stock options at an exercise price of $0.40 per share with two-fifths of such options immediately vested and the remainder vesting in annual installments over three years from the date of grant. In the event that the Company terminates Mr. McKay without cause, he shall be entitled to receive six months severance pay.

Directors' Compensation

     Directors do not presently receive compensation for serving on the Board or on its committees other than the grant of stock options. Depending on the number of meetings and the time required for the Company's operations, the Company may decide to compensate its directors in the future.

2002 Employee and Consulting Compensation Plan


     On April 1, 2002, the Company established an Employee Benefit and Consulting Compensation Plan (the "2002 Plan") covering 325,000 shares, which was approved by stockholders on August 5, 2003. Since stockholder approval was not obtained by April 1, 2003, all outstanding Incentive Stock Options granted under the 2002 Plan became Non-Statutory Stock Options and no Incentive Stock Options could be thereafter granted under the 2002 Plan. On March 23, 2004, the Board of Directors approved, subject to stockholder approval, a 325,000 share increase in the number of shares covered by the Plan to 650,000 shares. As of March 29, 2005 there were 471,134 stock options outstanding under the 2002 Plan. Stockholders are expected to be asked to ratify the 325,000 share increase in the 2002 Plan at its next stockholder meeting expected to take place in 2005.

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

Awards


     During 2004, 2003 and 2002, we granted options to employees to purchase 95,000, 218,000 and 148,196 shares, respectively, of our Common Stock under the 2002 Plan. The options are exercisable at $.40 per share (except for 2,000 options exercisable at $2.00 per share and 2,000 options exercisable at $8.00 per share), 129,942 of which have been terminated as a result of employees terminating their employment with the Company. To date, no options to purchase common shares have been exercised under the Plan. Unless sooner terminated, the 2002 Plan will expire on March 31, 2012 and no awards may be granted after that date.

     It is not possible to predict the individuals who will receive future awards under the 2002 Plan or the number of shares of Common Stock covered by any future award because such awards are wholly within the discretion of the Board. The table below contains information as of December 31, 2004 on the known benefits provided to certain persons and group of persons under the 2002 Plan.

   ----------------------------------------------------- ---------------- ---------------- ------------------------
   (1)
                                                            Number of        Range of       Value of unexercised
                                                         Shares subject   exercise price     options at Dec. 31
                                                           to Options      ($) per Share          2004 (1)
   ----------------------------------------------------- ---------------- ---------------- ------------------------
   ----------------------------------------------------- ---------------- ---------------- ------------------------
   Bruce J. Haber, Chief Executive Officer                     -0-              -0-                  -0-
   ----------------------------------------------------- ---------------- ---------------- ------------------------
   Louis Buther, President                                     -0-              -0-                  -0-
   ----------------------------------------------------- ---------------- ---------------- ------------------------
   William M. McKay, Chief Financial Officer              105,000              .40                   (1)
   ----------------------------------------------------- ---------------- ---------------- ------------------------
   Three Executive Officers As a group                    105,000              .40                   (1)
   ----------------------------------------------------- ---------------- ---------------- ------------------------
   Two non-employee Directors and one former Director      55,000              .40                   (1)
   as a group
   ----------------------------------------------------- ---------------- ---------------- ------------------------
   Non-Executive Officer
   Employees and Consultants                             238,1324          $.40 - $8.00              (1)
   ----------------------------------------------------- ---------------- ---------------- ------------------------
----------

(1) Value is normally calculated by multiplying (a) the difference between the market value per share at December 31, 2004 and the option exercise price by (b) the number of shares of Common Stock underlying the option. Due to the limited and sporadic trading of the Company's Common Stock at year-end, no value is given to the options as of December 31, 2004.

2001 Stock Option Plan


     On November 1, 2001, we adopted a 2001 Stock Option Plan, subject to stockholder approval, similar to our 2002 Plan except that the 2001 Plan, which covers 200,000 shares, does not provide for the direct issuance of stock and it has no cashless exercise provisions. The Company granted options to purchase 24,250 shares under the 2001 Plan exercisable at $40.00 per share, 13,750 of which have been terminated as a result of employees terminating their employment with the Company. Since stockholder approval was not obtained on or before November 1, 2002, all incentive stock options granted under the Plan have automatically become non-statutory stock options and the Board is limited to granting non-statutory stock options under the Plan. The Board of Directors has no plans to issue any additional options under the 2001 Plan and on December 19, 2002, it approved a resolution reducing the number of authorized options under the Plan to 14,625 shares of Common Stock, representing the number of outstanding options under the Plan as of that date. As of December 31, 2004 there were 10,500 employee options outstanding under the 2001 Plan.

PRI Medical Stock Option Plans


     Pursuant to the Merger Agreement between the Company and PRI Medical in July 2001, each outstanding PRI Medical stock option automatically became an option in shares of the Company's common stock, on the same terms and conditions as were applicable under such PRI Medical option, to purchase the same number of shares of the Company's common stock as the holder of PRI Medical would have been entitled to receive pursuant to the merger had such holder exercised such option in full immediately prior to the effective time of the merger at a price per share (rounded up to the nearest whole cent) equal to (y) the aggregate exercise price for the shares of PRI Medical otherwise purchasable pursuant to the PRI Medical option divided by (z) the number of full shares of the Company's common stock deemed purchasable pursuant to such PRI Medical option in accordance with the foregoing. At July 6, 2001, the effective time of the merger, Emergent assumed PRI Medical outstanding options to purchase 14,120 shares of Emergent's Common Stock at exercise prices ranging from $27.20 per share to $162.00 per share. Of the 14,120 options, 1,162 are currently outstanding as of December 31, 2004 and none have been exercised. The Company does not intend to grant any more options under the PRI Medical plans.



                               OPTION GRANTS TABLE


     The information provided in the table below provides information with respect to individual grants of stock options during 2004 of each of the executive officers named in the summary compensation table above. The Company did not grant any stock appreciation rights during 2004.

                        Option Grants in Last Fiscal Year
                                                                                                 Potential
                                                                                            Realizable Value at
                                                                                               Assumed Annual
                                   Individual Grants                                        Rates of Stock Price
                                   -----------------                                            Appreciation
                                                                                             for Option Term (2)
                                                                                            --------------------
                                        (c)% of Total
                          Options     Options/Granted      Exercise
                          Granted      to Employees in       Price         Expiration
          Name              (#)           Fiscal Year (1)    ($/Sh)           Date         5% ($)         10% ($)
          ----            -------      ---------------       -----            ----         ------         -------
 Bruce J. Haber              -0-             -0-               N/A            N/A           N/A             N/A
 Louis Buther                -0-             -0-               N/A            N/A           N/A             N/A
 William M. McKay            -0-             -0-               N/A            N/A           N/A             N/A

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

AGGREGATED  OPTION  EXERCISES  IN LAST  FISCAL  YEAR AND FISCAL  YEAR END OPTION
VALUES

     The information provided in the table below provides information with respect to each exercise of stock option during 2004 by each of the executive officers named in the summary compensation table and the fiscal year end value of unexercised options.


          (a)                 (b)             (c)                (d)                      (e)
                                                                                         Value of
                                                                Number of              Unexercised
                                                               Unexercised              In-the-Money
                              Shares                            Options at               Options
                            Acquired on       Value             FY-End (#)             at FY-End($)
                             Exercise       Realized           Exercisable/            Exercisable/
          Name             (     #   )       ($)(1)            Unexercisable          Unexercisable(1)
          ----             ------------      ------      -     -------------          ----------------
Bruce Haber                      0              0                    0                     0 / 0
Louis Buther                     0              0                    0                     0 / 0
William Mckay                    0              0              63,000/42,000               0 / 0

     (1) The aggregate dollar values in column (c) and (e) are calculated by determining the difference between the fair market value of the Common Stock underlying the options and the exercise price of the options at exercise or fiscal year end, respectively. In calculating the dollar value realized upon exercise, the value of any payment of the exercise price is not included. Due to the limited and sporadic trading of the Company's Common Stock at year-end, no value is given to the options as of December 31, 2004.

PRI Deferred Contribution Plan


     PRI Medical has adopted a defined contribution retirement plan, which qualifies under Section 401(k) of the Internal Revenue Code. This Plan covers substantially all employees with over one year of service. PRI Medical currently provides matching contributions of 6% of each participant's deferral up to a maximum of 15% of eligible contributions. Except for PRI Medical's 401(k) Plan, the Company has no other annuity, pension, or retirement benefits for its employees. For the years ended December 31, 2004 and 2003, the Company contributed matching contributions to the Plan of $8,244 and $11,701, respectively.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.


     As of March 15, 2005, the Company had outstanding 4,745,530 shares of Common Stock. The only persons of record who presently hold or are known to own (or believed by the Company to own) beneficially more than 5% of the outstanding shares of such class of stock is listed below. The following table also sets forth certain information as to holdings of the Company's Common Stock of all officers and directors individually, and all officers and directors as a group.

------------------------------------------------------------- ------------------------------- ------------------------

          Name and Address of Beneficial Owner (1)                   Number of Common         Approximate
                                                                          Shares              Percentage
------------------------------------------------------------- ------------------------------- ------------------------
Officers and Directors
------------------------------------------------------------- ------------------------------- ------------------------
Mark Waldron
932 Grand Central Avenue
Glendale, CA 91201                                                   407,082   (2)                      8.6
------------------------------------------------------------- ------------------------------- ------------------------
Howard Waltman
140 Deerfield
Tenafly, NJ 07670                                                    338,832   (3)                      7.0
------------------------------------------------------------- ------------------------------- ------------------------
William M. McKay
932 Grand Central Avenue
Glendale, CA 91201                                                    88,250   (4)                      1.8
------------------------------------------------------------- ------------------------------- ------------------------
Bruce J. Haber
c/o BJH Management, LLC
145 Huguenot Street, Suite 405
New Rochelle, NY  10801                                            1,010,246   (5)                     21.3
------------------------------------------------------------- ------------------------------- ------------------------
Louis Buther
932 Grand Central Avenue
South Salem, NY 10590                                                530,436   (5)                     11.2
------------------------------------------------------------- ------------------------------- ------------------------
All current and proposed  executive  officers and  directors
as a group (five) persons                                          2,374,846   (6)                     48.4
------------------------------------------------------------- ------------------------------- ------------------------

------------------------------------------------------------- ------------------------------- ------------------------
5% Stockholders
------------------------------------------------------------- ------------------------------- ------------------------
Arie Kanofsky
385 West John Street
Hicksville, NY 11801                                                 505,000                            10.6
------------------------------------------------------------- ------------------------------- ------------------------
Daniel Yun
375 Park Avenue, Suite 3607
New York, NY 10152                                                  791,509    (7)                     16.7
------------------------------------------------------------- ------------------------------- ------------------------

---------------

(1) All shares are directly owned, and the sole investment and voting power is held, by the persons named unless otherwise noted.
(2)  Includes options to purchase 93 shares.
(3) Includes 263,832 shares owned by his family in the name of The THW Group LLC, over which shares Mr. Waltman exercises voting and investment control and options to purchase 75,000 shares.
(4)  Includes options to purchase 63,000 shares.
(5) BJH Management LLC is a company owned by Mr. Bruce J. Haber. BJH acquired 348,575 shares of Common Stock of the Company pursuant to a services agreement and Mr. Haber purchased 505,000 shares. Of the 348,575 shares, 199,186 shares were gifted by Mr. Haber to an irrevocable trust for the benefit of his daughter, Jessica L. Haber with his wife, Michela I. Haber, as Trustee. The remaining 149,389 shares were transferred to Louis Buther. BJH Management had certain anti-dilution rights to maintain on behalf of itself, and at its option, its transferees, a minimum combined 17.5% of the Company's outstanding shares on a fully diluted basis. Pursuant to these rights and in exchange for its premature cancellation of rights, BJH received 535,606 shares of Common Stock. Of these shares, 229,545 shares were transferred to Mr. Buther and the remaining 306,060 shares were transferred to Mr. Haber. The amount of stock shown in the table as owned by Mr, Haber includes the shares held in his daughter's trust, although he disclaims beneficial ownership of such shares.
(6)  See footnotes (2) through (5) above.
(7) Includes 30,834 shares owned by Emergent Capital L.P., which Mr. Yun has sole voting and disposition power, 17,500 shares gifted to 17 persons and options to purchase 93 shares.

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

Securities Authorized for Issuance under Equity Compensation Plans.


     The following summary information is as of March 29, 2005 and relates to our 2002 Stock Option Plan described in Item 10 pursuant to which we have granted options to purchase our common stock:

------------------------------- ------------------------------ ---------------------- --------------------------------
                                       (a)                           (b)                        (c)
------------------------------- ------------------------------ ---------------------- --------------------------------
                                                                                      Number of securities
                                                                                      remaining available for
                                Number of shares of common     Weighted average       future issuance under
                                stock to be issued upon        exercise price of      equity compensation plans
Plan category                   exercise                       outstanding            (excluding shares
                                of outstanding options         options (1)            reflected in column (a)
------------------------------- ------------------------------ ---------------------- --------------------------------
Equity compensation
Plans  (2)                                 471,134                     $0.44                      178,866
------------------------------- ------------------------------ ---------------------- --------------------------------
--------------------

(1) Based upon 467,134 options exercisable at $.40 per share, 2,000 options exercisable at $2.00 per share and 2,000 options exercisable at $8.00 per share.

(2) In March 2004, our Board of Directors approved an increase in the number of shares covered by the 2002 Plan from 325,000 to 650,000, subject to stockholder approval at our next annual meeting, which is expected to take place in 2005.

The following summary information is as of March 29, 2005 and relates to our 2001 Stock Option Plan described in Item 10 pursuant to which we have granted options to purchase our common stock:

------------------------------- ------------------------------ ---------------------- --------------------------------
                                      (a)                           (b)                      (c)
------------------------------- ------------------------------ ---------------------- --------------------------------
Plan category                   Number of shares of common     Weighted average       Number of securities
                                stock to be issued upon        exercise price of      remaining available for
                                exercise                       outstanding            future issuance under
                                of outstanding options         options (1)            equity compensation plans
                                                                                      (excluding shares
                                                                                      reflected in column (a)(2)
------------------------------- ------------------------------ ---------------------- --------------------------------
Equity compensation                        10,500                     $40.00                        -0-
Plans
------------------------------- ------------------------------ ---------------------- --------------------------------

--------------------

(1) All options are exercisable at $40.00 per share.

(2) The Board of Directors does not intend to grant additional options under the 2001 Plan.


     The following summary information is as of March 29, 2005 and relates to our Stock Option Plans of PRI Medical described in Item 10 which were assumed by Emergent and pursuant to which we have granted options to purchase our common stock:

------------------------------- ------------------------------ ---------------------- --------------------------------
                                     (a)                               (b)                       (c)
------------------------------- ------------------------------ ---------------------- --------------------------------
Plan category                   Number of shares of common     Weighted average       Number of securities
                                stock to be issued upon        exercise price of      remaining available for
                                exercise                       outstanding            future issuance under
                                of outstanding options         options (1)            equity compensation plans
                                                                                     (excluding shares
                                                                                      reflected in column (a)
------------------------------- ------------------------------ ---------------------- --------------------------------
Equity compensation
Plans  (2)                             1,162                          $47.04                        -0-
------------------------------- ------------------------------ ---------------------- --------------------------------
--------------------

(1) Based upon 991 options exercisable at $27.20 per share and 171 options exercisable at $162.00 per share.

(2) The Board of Directors of Emergent does not intend to grant additional options under the old PRI Medical Plans.

Item 12.  Certain Relationships and Related Transactions.


2003 Private Placement


     On June 27, 2003, the Company completed a private placement for gross proceeds of $1,000,000 of subordinated convertible promissory notes. Of the $1,000,000 raised, $700,000 was invested by eleven persons who are officers, and directors of the Company or members of law firms who have acted in a legal capacity to the Company. The remaining $300,000 was purchased by six accredited investors. Of the $700,000, officers, directors and employees of the Company invested the following sums of money: $200,000 was invested by each of Daniel Yun and Bruce J. Haber, $60,000 was invested by each of Mark Waldron and Louis Buther, $100,000 was invested by Howard Waltman, $10,000 was invested by William
M. McKay and $40,000 was invested by Rick Frey (a former officer). The notes were converted into an aggregate of 2,525,000 shares of Common Stock on August 29, 2003, the effective date of a one-for-forty reverse stock split. In addition, the Company issued 25,000 common shares as payment for interest of $10,000 accrued on the notes as of the conversion date.


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

     The Company incurred reimbursable expenses of $30,537 and $31,389 to BJH for office rent and related expenses for the years ended December 31, 2004 and 2003, respectively.

Consulting Agreement with Mark Waldron, former Chief Executive Officer


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

Exhibit
Number                           Description
-------   ----------------------------------------------------------------------
2.1 Agreement and Plan of Reorganization and Merger, dated as of January 23, 2001, among MRM Registrant and MRM Acquisition Inc. (1)
2.2       Agreement to transfer equity dated August 10, 2000. (3)
3.1       Articles of Incorporation of Registrant. (5)
3.2       Amendment to Articles of Incorporation. (5)
3.3       2003 Amendment to Articles of Incorporation. (9)
3.43      By-laws of Registrant. (5)
9.1       Voting Trust Agreement between Daniel Yun and Mark Waldron. (4)
10.1      Consulting Agreement dated October 15, 2001 with BJH Management LLC.
          (4)
10.2      Stock Issuance Agreement dated December 30, 2002 with BJH Management
          LLC. (4)
10.3      Employment Agreement dated December 30, 2002 with Bruce J. Haber. (4)
10.4      Employment Agreement dated December 30, 2002 with Louis Buther. (4)
10.5 Consulting Agreement dated December 30, 2002 with JIMA Management LLC and Mark Waldron. (4)
10.6 Consulting Agreement dated September 1, 2001 with Howard Waltman, which was terminated by the Company on December 19, 2002. (4)
10.7 Consulting Agreement dated September 1, 2001 with Paula Fong, which was terminated by the Company on December 19, 2002. (4)
10.8      Facility Lease - Glendale, California. (4)
10.9      Settlement Agreement with Al Guadagno. (4)
10.10     Settlement Agreement with Richard Whitman. (4)
10.11 Consulting Agreements and Settlement Agreement with Tahoe Carson Management Consulting.(4)
10.12 Employment Agreement - Calvin Yee, approved by the board on November 1, 2001 (4)
10.13     Engagement Letter - William M. McKay (4)
10.14     Consulting Agreement dated February3, 2003 - Richard Whitman (6)
10.15 Extension and Modification Agreement, dated March 7, 2005, by and among U.S. Bank National Association, successor in interest to Santa Monica Bank, PRI Medical Technologies, Inc., Physiologic Reps, Medical Resources Financial, Inc. and Emergent Group Inc. (10)
11.1 Statement re: computation of per share earnings (see consolidated financial statements and notes thereto).
14.1      Code of Ethics (7)
21.1 Subsidiaries of Registrant listing the state or other jurisdiction of each subsidiary other than subsidiaries which would not constitute a significant subsidiary in Rule 1-02(w) of Regulation S-X. (10)
23.1 Consent of Accountants in connection with Form S-8 Registration Statement (10)
23.2 Consent of Accountants in connection with Form S-8 Registration Statement (10)
31(a)     Rule 13a-14(a) Certification - Chief Executive Officer (10)
31(b)     Rule 13a-14(a) Certification - Chief Financial Officer (10)
32(a)     Section 1350 Certification - Chief Executive Officer (10)
32(b)     Section 1350 Certification - Chief Financial Officer (10)
99.1      2002 Stock Option Plan. (4)
99.2      2001 Stock Option Plan. (4)
99.3      Form of Subordinated Promissory Note (9)
99.4 March 23, 2004 amendment to 2002 Stock Option Plan, subject to stockholder approval (10)

---------

(1) Filed as an exhibit to the Registrant's Current Report on Form 8-K, dated January 29, 2001, and incorporated herein by reference.
(1) Filed as an exhibit to the Registrant's Form 10-K for its fiscal year ended December 31, 2000.
(2) Incorporated by reference to the Registrant's Form 8-K - August 31, 2000 (date of earliest event).
(3) Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2001.
(4) Incorporated by reference to the Registrant's Form S-4 Registration Statement filed May 8, 2001.
(6) Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2002.
(7) Incorporated by reference to Registrant's Form 10-KSB for its fiscal year ended December 31, 2003.
(8) Incorporated by reference to the Registrant's Form 8-K - June 27, 2003 (date of earliest event).
(9) Incorporated by reference to the Registrant's Form 10-QSB for its quarter ended September 30, 2003.
(10) Filed herewith.

     The following exhibits were filed or incorporated by reference in PRI Medical's, formerly Medical Resources Management, Inc.'s, Form 10-KSB or Form 10-KSB/A for its fiscal year ended October 31, 2000. The exhibits referenced therein are incorporated by reference into the Registrant's Form 10-KSB.


Exhibit                   Exhibit Description
Number
--------------------------------------------------------------------------------
3.1       Articles of Incorporation and Amendments thereto. (1)
3.2       By-Laws of the Registrant. (1)
10.1 Copy of a Warrant Agreement and Warrant issued between November 1996 and March 1997 to investors in the Registrant's Private Placement. (1)
10.2      Registrant's 1996 Stock Incentive Plan. (1)
10.3 Equipment Note Loan and Security Agreement dated April 24, 1997 between the Registrant and LINC Capital Management, a division of LINC Capital, Inc. (1)
10.4 Collateral Note No. 1 dated April 28, 1997 between the Registrant and LINC Capital, Inc. (1)
10.5 Lease Modification Agreement dated April 24, 1997 between Pulse Medical Products, Inc. and LINC Capital Management, a division of LINC Capital, Inc. (1)
10.6 Warrant Purchase Agreement dated April 24, 1997 between the Registrant and LINC Capital Management, a division of LINC Capital, Inc. (1)
10.7 Warrant to Purchase Shares of Common Stock dated April 24, 1997 between the Registrant and LINC Capital Management, a division of LINC Capital, Inc. (1)
10.8 Amendment to Warrant Agreement -- Class A Redeemable Warrant, dated September 26, 1999. (5)
10.9 Amendment to Warrant Agreement -- Class B Redeemable Warrant, dated September 26, 1999. (5)
10.10 Loan Agreement dated March 30, 1999 between Physiologic Reps and Santa Monica Bank. (5)
10.11 Promissory Note dated March 30, 1999 between Physiologic Reps and Santa Monica Bank (Line of Credit). (5)
10.12 Promissory Note dated March 30,1999 between Physiologic Reps and Santa Monica Bank (Term Loan). (5)
10.13     Registrant's 2000 Stock Incentive Plan. (7)
10.14 Agreement and Plan of Reorganization and Merger among Medical Resources Management, Inc., Emergent Group, Inc. and MRM Acquisition, Inc. dated as of January 23, 2001. (6)
10.15 Employment Contract between the Registrant and Richard Whitman, Chairman, President and CEO dated January 10, 2000. (7)
21.0      Subsidiaries of the Registrant. (7)

---------------
(1) Exhibit filed with Registrant's Form 10-SB on May 16, 1997 and incorporated by reference herein.
(2) Exhibit filed with Registrant's Form 10-QSB for the quarter ended July 31, 1997 and incorporated by reference herein.
(3) Exhibit filed with Registrant's Form 10-KSB for the fiscal year ended October 31, 1997 and incorporated by reference herein.
(4) Exhibit filed with Registrant's Form 10-QSB for the quarter ended January 31, 1998 and incorporated by reference herein.
(5) Exhibit filed with Registrant's Form 10-KSB for the fiscal year ended October 31, 1999 and incorporated by reference herein.
(6)  Exhibit filed with Registrant's Form 8-K filed on January 31, 2001.
(7) Exhibit filed with Registrant's Form 10-KSB or 10-KSB/A for the fiscal year ended October 31, 2000 and incorporated by reference herein.

Item 14. Principal Accountant Fees and Services.


Audit Fees

     For the fiscal year ended December 31, 2004, the aggregate fees billed for professional services rendered by Singer Lewak Greenbaum & Goldstein LLP
("independent auditors") for the audit of the Company's annual financial statements and the reviews of its financial statements included in the Company's quarterly reports totaled approximately $96,851.

Financial Information Systems Design and Implementation Fees

     For the fiscal year ended December 31, 2004, there were $-0- in fees billed for professional services by the Company's independent auditors rendered in connection with, directly or indirectly, operating or supervising the operation of its information system or managing its local area network.

All Other Fees

     For the fiscal year ended December 31, 2004, there was $12,606 in fees billed for preparation of corporate tax returns, tax research and other professional services rendered by the Company's independent auditors. The foregoing fees exclude expense reimbursements of $12,178.

                                   SIGNATURES

     Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     EMERGENT GROUP INC.

                                     By: /s/ Bruce J. Haber
                                         ------------------
                                         Bruce J. Haber, Chairman of the
                                         Board and Chief Executive Officer


Dated:  New Rochelle, New York
March 29, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures                      Title                            Date

/s/ Bruce J. Haber          Chairman of the Board
-----------------------     Chief Executive Officer         March 29, 2005
Bruce J. Haber

/s/ William M. McKay        Chief Financial Officer
-----------------------     Secretary and Treasurer         March 29, 2005
William M. McKay

/s/ Mark Waldron            Director                        March 29, 2005
-----------------------
Mark Waldron

/s/ Howard Waltman          Director                        March 29, 2005
-----------------------
Howard Waltman


Bruce J. Haber, Mark Waldron and Howard Waltman represent all the current members of the Board of Directors.