Form 10QSB
period 2005-03-31
EMERGENT GROUP INC/NY
filed 2005-05-16
CIK 1021097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       -----------------------------------

                                  FORM 10-QSB

                       -----------------------------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                  For the Quarterly Period Ended March 31, 2005


                         Commission File Number: 0-21475

                               EMERGENT GROUP INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                        93-1215401
----------------------------------------   -------------------------------------
(State of jurisdiction of Incorporation)   (I.R.S. Employer Identification No.)


                             932 Grand Central Ave.
                               Glendale, CA 91201
                             ---------------------
                    (Address of principal executive offices)

                                 (818) 240-8250
                                 --------------
                         (Registrant's telephone number)

                                 Not Applicable
                                 --------------
      (Former name, address and fiscal year, if changed since last report)


                       ----------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ X ] No [ ]

     As of May 13, 2005, the registrant had a total of 4,745,530 shares of Common Stock outstanding.

================================================================================

                               EMERGENT GROUP INC.

                          FORM 10-QSB Quarterly Report

                                Table of Contents

                                                                                                         Page

PART I.      FINANCIAL INFORMATION
   Item 1.    Financial Statements

              Condensed Consolidated Balance Sheet as of March 31, 2005 (unaudited)                        3

              Condensed Consolidated Statements of Operations for the Three Months
                 Ended March 31, 2005 and 2004 (unaudited)                                                 4

              Condensed Consolidated Statements of Cash Flows for the Three Months
                 Ended March 31, 2005 and 2004 (unaudited)                                                 5

              Notes to the Condensed Consolidated Financial Statements                                     6

   Item 2.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                                10

   Item 3.    Controls and Procedures                                                                     13

PART II.     OTHER INFORMATION

   Item 1.    Legal Proceedings                                                                           13

   Item 2.    Changes in Securities                                                                       13

   Item 3.    Defaults Upon Senior Securities                                                             14

   Item 4.    Submissions of Matters to a Vote of Security Holders                                        14

   Item 5.    Other Information                                                                           14

   Item 6.    Exhibits and Reports on Form 8-K                                                            14


Signatures                                                                                                15

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements



                             Emergent Group Inc. and Subsidiaries
                             Condensed Consolidated Balance Sheet

                                                                                   March 31,
                                                                                     2005
                                                                                ----------------
                                    ASSETS                                        (Unaudited)

Current assets
     Cash                                                                           $   493,810
     Accounts receivable, net of allowance for doubtful
        accounts of $24,119                                                           1,520,297
     Inventory, net of reserves of $135,878                                             387,482
     Prepaid expenses                                                                   159,631

                                                                                ----------------
            Total current assets                                                      2,561,220

Property and equipment, net of accumulated depreciation and
        amortization of $3,229,718                                                    1,653,024
Goodwill                                                                                779,127
Deposits and other assets                                                               146,995
                                                                                ----------------
Total assets                                                                        $ 5,140,366
                                                                                ================

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Line of credit                                                                 $   650,000
     Current portion of capital lease obligations                                       324,475
     Current portion of notes payable                                                   342,463
     Accounts payable                                                                   619,536
     Accrued expenses                                                                   677,028
                                                                                ----------------

        Total current liabilities                                                     2,613,502

Capital lease obligations, net of current portion                                       296,981
Notes payable, net of current portion                                                   241,833
                                                                                ----------------
            Total liabilities                                                         3,152,316

Minority Interest                                                                       169,798

Shareholders' equity
     Preferred stock, $0.001 par value, non-voting 10,000,000
        shares authorized, no shares issued and outstanding                                   -
     Common stock, $0.04 par value, 100,000,000 shares authorized
        4,744,551 shares issued and outstanding                                         189,782
     Additional paid-in capital                                                      14,488,090
     Accumulated deficit                                                            (12,859,620)
                                                                                ----------------
              Total shareholders' equity                                              1,818,252

                                                                                ----------------
 Total liabilities and shareholders' equity                                         $ 5,140,366
                                                                                ================

The accompanying notes are an integral part of these condensed financial statements.

                            Emergent Group Inc. and Subsidiaries
                       Condensed Consolidated Statements of Operations
                                         (Unaudited)

                                                                   Three Months Ended
                                                                        March 31,
                                                              -------------------------------
                                                                  2005            2004
                                                              -------------- ----------------
Revenue                                                         $ 2,922,523     $ 2,682,440
Cost of goods sold                                                1,968,948       1,906,605
                                                              -------------- ---------------
Gross profit                                                        953,575         775,835

Selling, general, and administrative expenses                       799,134         799,974
                                                              -------------- ---------------
Income (loss) from operations                                       154,441         (24,139)

Other income (expense)
     Interest expense                                               (34,382)        (30,644)
     Gain (loss) on disposal of property and equipment                9,401          (3,518)
     Other income, net                                                5,980           5,480
                                                              -------------- ---------------
             Total other income (expense)                           (19,001)        (28,682)
                                                              -------------- ---------------

Income (loss) before provision for income taxes
     and minority interest                                          135,440         (52,821)
Provision for income taxes                                                -               -
                                                              -------------- ---------------

Income (loss) before minority interest                              135,440         (52,821)

Minority interest in income of consolidated
     limited liability companies                                     30,162         (29,729)
                                                              -------------- ---------------

Net income (loss)                                               $   105,278     $   (82,550)
                                                              ============== ===============

Basic and diluted earnings (loss) per share                     $      0.02     $     (0.02)
                                                              ============== ===============

Basic and diluted weighted-average shares outstanding             4,744,551       4,744,551
                                                              ============== ===============

The accompanying notes are an integral part of these condensed financial statements.

                      Emergent Group Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                               Three Months Ended

                                                                                        March 31,
                                                                               --------------------------------
                                                                                    2005            2004
                                                                               --------------- ----------------
Cash flows from operating activities
     Net income (loss)                                                              $ 105,278        $ (82,550)
     Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
         (Gain) loss on disposal of property and equipment                             (9,401)           3,518
         Depreciation and amortization                                                299,854          296,874
         Provision for doubtful accounts                                               (2,006)          (2,198)
         Minority interest in income                                                   30,162           29,729
         (Increase) decrease in
            Accounts receivable                                                       (89,136)          84,775
            Inventory                                                                 (14,738)          27,346
            Prepaid expenses                                                          (30,663)          25,879
            Deposits and other assets                                                 (14,146)          (8,068)
         Increase (decrease) in
            Accounts payable                                                          132,400           78,719
            Accrued expenses                                                           (7,221)        (134,059)
                                                                               --------------- ----------------

Net cash provided by operating activities                                             400,383          319,965
                                                                               --------------- ----------------

Cash flows from investing activities
     Purchase of property and equipment                                               (57,865)        (192,281)
     Cash paid to limited liability companies                                         (42,291)         (37,300)
     Proceeds from the sale of property and equipment                                  11,539            1,481

                                                                               --------------- ----------------
Net cash used in investing activities                                                 (88,617)        (228,100)
                                                                               --------------- ----------------

Cash flows from financing activities
     Payments on capital lease obligations                                            (73,371)         (63,510)
     Payments on notes payable                                                        (96,180)         (97,644)

                                                                               --------------- ----------------
Net cash used in financing activities                                                (169,551)        (161,154)
                                                                               --------------- ----------------

Net increase (decrease) in cash                                                       142,215          (69,289)

Cash, beginning of period                                                             351,595          690,331

Cash, end of period                                                                 $ 493,810        $ 621,042

Supplemental disclosures of cash flow information:

     Interest paid                                                                  $  35,738        $  37,316

Supplemental disclosures of non-cash investing and financing activities -

     During the three months ended March 31, 2005 the Company financed property and equipment of $78,000 through a financing lease.


The accompanying notes are an integral part of these condensed financial statements.

                               EMERGENT GROUP INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS

     Emergent Group Inc. ("Emergent") is the parent company of PRI Medical Technologies, Inc., its wholly owned and only operating subsidiary. PRI Medical Technologies, Inc. primarily conducted its business through its wholly owned subsidiary Physiologic Reps ("PRI") until March 2005 at which time PRI was merged into PRI Medical Technologies, Inc. ("PRI Medical"). Emergent and PRI Medical are referred to collectively hereinafter as the "Company." PRI Medical provides mobile laser/surgical services, along with technical support, on a per procedure basis to hospitals, out-patient surgery centers, and physicians' offices.

2.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Emergent have been prepared pursuant to the rules of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the periods presented.

     The results of operations presented for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

     Principles of Consolidation
     ---------------------------
     The consolidated financial statements include the accounts of Emergent and its wholly owned subsidiaries. Also, in accordance with the Financial Accounting Standards Board Interpretation Nos. 46 and 46R, "Consolidation of Variable Interest Entities" the Company has accounted for its equity investments in two limited liability companies under the full consolidation method. All significant inter-company transactions and balances have been eliminated through consolidation.

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

     Earnings Per Share
     ------------------
     The Company computes earnings per share in accordance with SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic net income (loss) per common share ("Basic EPS") is computed by dividing net income per common share by the weighted average number of common shares outstanding. Diluted net income per common share ("Diluted EPS") is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the condensed consolidated statements of operations. There were no dilutive common share equivalents outstanding as of March 31, 2005 and 2004.

     Recent Accounting Pronouncements
     ---------------------------------
     In November 2004, the FASB issued SFAS No. 151,"Inventory Costs". SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4, "Inventory Pricing". Paragraph 5 of ARB No. 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact on the Company's financial statements.


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


     In December 2004, the FASB issued SFAS No. 153,"Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29,"Accounting for Nonmonetary Transactions". Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact on the Company's financial statements.


     In December 2004, the FASB issued SFAS No. 123(R),"Share-Based Payment". SFAS 123(R) amends SFAS No. 123,"Accountung for Stock-Based Compensation", and APB Opinion 25,"Accounting for Stock Issued to Employees." SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company's financial statements.


3.   DEBT OBLIGATIONS

     At March 31, 2005 we have a bank line of credit (the "Bank Line of Credit") and a term loan (the "Term Loan") outstanding in the amount of $650,000 and

     $149,775, respectively. The loan agreements, as amended, for both the Bank Line of Credit and Term Loan provide for monthly interest payments at the prime rate, plus 2.5%. The Bank Line of Credit, as amended, is not available for additional borrowings. In addition, the principal balance and accrued interest for both credit facilities is due and payable on May 31, 2005. The Bank Line of Credit and Term Loan are collateralized by accounts receivable and a security interest on other unencumbered assets of the Company. The Bank Term Loan and Bank Line of Credit agreements prohibit the payment of cash dividends and require us to maintain certain levels of net worth and to generate certain ratios of cash flows to debt service.
     Notwithstanding the modified terms and conditions of these credit facilities as discussed herein, as of March 31, 2005 we were not in compliance with certain covenants and provisions of the original loan agreements, however, the lender has provided waivers for such non-compliance up to and including the maturity date of May 31, 2005. Both the Bank Term Loan and Bank Line of Credit are classified as current liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2005.

     In 2002 we renegotiated substantially all of our outstanding debt and lease obligations with our key creditors. The restructured debt and lease agreements provided for, in some cases, the return of equipment used to collateralize such obligations, and certain periodic and monthly installment payments for the balance of such obligations. As of March 31, 2005 our outstanding restructured debt and lease obligations amounted to $570,000. In the event of default by the Company all amounts then outstanding are accelerated and become immediately due and payable. In addition, in the event of default, certain restructured debt and lease agreements provide for the payment of additional principal amounts of up to $187,500, excluding collection costs. As of March 31, 2005 and the filing of this Quarterly Report on Form 10-QSB we were in compliance with the terms and conditions of our renegotiated debt and lease agreements.

     The Company incurred interest expense of $34,382 and $30,644 for the three months ended March 31, 2005 and 2004, respectively.

4.   LEGAL MATTERS

     Byong Y. Kwon, Plaintiff against Daniel J. Yun, Emergent Group Inc., Emergent Capital Investment Management, LLC, Metedeconk Holdings, LLC, Voyager Advisors, LLC, Millennium Tradition Limited (f/k/a Millennium Heritage, Limited), Emergent Management Company, LLC, Endurance Advisors, Limited, SK Networks Co., Ltd. (f/k/a SK Global Co., Ltd.), Hye Min Kang, John Does 1-2 and Richard Roes 1-2 (collectively the "Defendants").

     Plaintiff's Complaint against the Defendants named above is a civil lawsuit, which was signed by the clerk on February 2, 2005. This action is brought in the United States District Court, Southern District of New York by Plaintiff against the Company, a former director, Daniel Yun, and other parties to recover money damages for alleged fraud, negligent misrepresentations and aiding and abetting fraud. The 35-page Amended Complaint alleges that the factual basis involving the action against the Company involves alleged false representations to Plaintiff to induce him to leave his then employment in 2001 and accept the Company's and another named Defendant's alleged offer of employment. Plaintiff seeks compensatory damages and punitive damages each in the amount of not less than $2,100,000 together with interest thereon, reasonable attorneys' fees and other specific relief against Defendants other than the Company. Management intends to deny the Plaintiff's allegations against the Company and to vigorously defend this lawsuit.

5.   RELATED PARTY TRANSACTIONS

     Transactions with BJH Management

     The Company's Chairman and Chief Executive Officer maintains his primary office in New York. In this regard, the Company reimbursed BJH Management, LLC, a company owned by the Company's Chairman and Chief Executive Officer, for office rent and related expenses totaling $8,299 and $7,982 for the three months ended March 31, 2005 and 2004, respectively.

6.   ISSUANCE OF STOCK OPTIONS

     During the quarter ended March 31, 2005 the Company issued to employees stock options to purchase 73,000 shares of common stock under the 2002 Stock Option Plan. Such options have a 10-year term and are exercisable at $0.40 per share. Generally, one-fifth of such options vest over five consecutive years. The options were valued using the Black Schoels Model assuming volatility of 150% and a risk free interest rate of 3.5%. The total value of the options was determined to be $26,831. Generally, one-fifth of such options vest over five consecutive years. The Company's basic and dilutive net income per share for the quarter ended March 31, 2005 is follows:

                  Net income:
                     As reported                     $105,278
                     Pro Forma                       $103,936
                  Basic and Dilutive Net Income Per Share:
                     As reported                        $0.02
                     Pro Forma                          $0.02

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Forward-Looking Statements

The information contained in this Form 10-QSB and documents incorporated herein by reference are intended to update the information contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 and such information presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors" and other information contained in such Form 10-KSB and other Company filings with the Securities and Exchange Commission ("SEC").

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

Overview

Emergent Group Inc. ("Emergent") is the parent company of PRI Medical Technologies, Inc., its wholly owned and only operating subsidiary. PRI Medical Technologies, Inc. primarily conducted its business through its wholly owned subsidiary Physiologic Reps ("PRI") until March 2005 at which time PRI was merged into PRI Medical Technologies, Inc. ("PRI Medical"). Emergent and PRI Medical are referred to collectively hereinafter as the "Company." PRI Medical provides mobile laser/surgical services, along with technical support, on a per procedure basis to hospitals, out-patient surgery centers, and physicians' offices.

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

Results of Operations

The following table sets forth certain selected unaudited condensed consolidated statement of operations data for the periods indicated in dollars and as a percentage of total revenues. The following discussion relates to our results of operations for the periods noted and are not necessarily indicative of the results expected for any other interim period or any future fiscal year. In addition, we note that the period-to-period comparison may not be indicative of future performance.

                                                              Three Months Ended
                                                       March 31,
                                                     --------------------------------------
                                                          2005         %         2004        %
                                                     ---------------        ---------------
                                                                   (unaudited)
Revenue                                                 $ 2,922,523    100%    $ 2,682,440   100%

Cost of goods sold                                        1,968,948     67%      1,906,605    71%
                                                     ---------------        ---------------
Gross profit                                                953,575     33%        775,835    29%

Selling, general, and administrative expenses               799,134     27%        799,974    30%
                                                     ---------------        ---------------
Income (loss) from operations                               154,441      5%        (24,139)   -1%

Other income (expense)                                      (19,001)    -1%        (28,682)   -1%
                                                     ---------------        ---------------
Income (loss) before provision for income
    taxes and minority interest                             135,440      5%        (52,821)   -2%

Provision for income taxes                                       -       0%             -      0%
                                                     ---------------        ---------------
Net income (loss) before minority interest                  135,440      5%        (52,821)   -2%

Minority interest in income of consolidated
    limited liability companies                              30,162      1%        (29,729)   -1%
                                                     ---------------        ---------------
Net income (loss)                                        $  105,278      4%      $ (82,550)   -3%
                                                     ===============        ===============

Comparison of the Three Months Ended March 31, 2005 to March 31,2004

We generated revenues of $2,922,523 in 2005 compared to $2,682,440 in 2004. The increase in revenues of $240,083 in 2005 compared to 2004 is primarily related to an increase in revenues from our surgical procedures. In addition, price increases implemented in late 2004 and early 2005 for various surgical and cosmetic procedures also contributed to the increase in revenues in 2005. Total revenues from surgical and cosmetic services represented approximately 87% and 12%, respectively, of total revenues for both 2005 and 2004.

Cost of goods sold was $1,968,948 or 67% of revenues in 2005 compared to $1,906,605 or 71% of revenues in 2004. Cost of goods sold include payroll and related expenses for technicians, cost of disposables used in providing surgical and cosmetic services, depreciation and amortization, and other expenses primarily related to delivery of our mobile surgical equipment rental and technician services. The overall increase in cost of goods sold of $62,343 in 2005 is primarily related to an increase in disposable costs due to an increase in the number of surgical procedures performed which required higher priced disposable items, and to higher depreciation and amortization costs due to equipment purchases in recent quarters. The cost of disposables used for certain surgical procedures are higher in terms of absolute dollars than those used other surgical procedures. The total disposable costs related to surgical procedures will vary depending on the mix of procedures performed. The increase in disposable costs was offset by a slight decrease in overall other cost of sales items as a result of our cost control efforts.

Gross margin was $953,575 in 2005 or 33% of revenues compared to $775,835 in 2004 or 29% of revenues. Gross margins will vary period-to-period depending upon a number of factors including mix of services, pricing, cost of disposables consumed in rendering our services, and contractual agreements. The improvement in gross margin during 2005 is generally related to the mix of services provided by the Company, price increases implemented in late 2004 and early 2005, and to cost control efforts. These factors, among others, resulted in the increase of approximately 4% in our gross margin rate in 2005 compared to 2004.

Selling, general, and administrative expenses were $799,134 or 27% of revenues in 2005 compared to $799,974 or 30% of revenues in 2004. Such costs include payroll and related expenses, insurance and rents. Overall selling, general, and administrative expenses in 2005 were consistent with 2004 as a result of our on-going cost control efforts.

Other income (expense) was $(19,001) in 2005 compared to $(28,682) in 2004. The net decrease in other expense of $9,681 is primarily related to a net increase in gain on disposal of property and equipment of $12,919 offset by an increase in interest expense of $3,738 in 2005 compared to 2004.

The minority interest in income of limited liability companies of $30,162 in 2005 and $29,729 in 2004 relates to the consolidation of two entities in which we hold equity investment interests. As of March 31, 2005 and 2004, in accordance with the Financial Accounting Standards Board Interpretation Nos. 46 and 46R, "Consolidation of Variable Interest Entities" the Company accounted for its equity investments in these entities under the full consolidation method. The Company previously utilized the equity method of accounting for such investments.

Net income was $105,278 in 2005 compared to a net loss of $(82,550) in 2004. No provision for income taxes is provided for in 2005 and 2004 due to the availability of net operating loss carryforwards.

Liquidity and Capital Resources

At March 31, 2005 we have a bank line of credit (the "Bank Line of Credit") and a term loan (the "Term Loan") outstanding in the amount of $650,000 and $149,775, respectively. The loan agreements, as amended, for both the Bank Line of Credit and Term Loan provide for monthly interest payments at the prime rate, plus 2.5%. The Bank Line of Credit, as amended, is not available for additional borrowings. In addition, the principal balance and accrued interest for both credit facilities are due and payable on May 31, 2005. The Bank Line of Credit and Term Loan are collateralized by accounts receivable and a security interest in other unencumbered assets of the Company.

The Bank Term Loan and Bank Line of Credit agreements prohibit the payment of cash dividends and require us to maintain certain levels of net worth and to generate certain ratios of cash flows to debt service. Notwithstanding the modified terms and conditions of these credit facilities as discussed herein, as of March 31, 2005 we were not in compliance with certain covenants and provisions of the original loan agreements, however, the lender has provided waivers for such non-compliance up to and including the maturity date of May 31, 2005. Both the Bank Term Loan and Bank Line of Credit are classified as current liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2005.

In 2002 we renegotiated substantially all of our outstanding debt and lease obligations with our key creditors. The restructured debt and lease agreements provided for, in some cases, the return of equipment used to collateralize such obligations, and certain periodic and monthly installment payments for the balance of such obligations. As of March 31, 2005 our outstanding restructured debt and lease obligations amounted to $570,000. In the event of default by the Company all amounts then outstanding are accelerated and become immediately due and payable. In addition, in the event of default, certain restructured debt and lease agreements provide for the payment of additional principal amounts of up to $187,500, excluding collection costs. As of March 31 and the filing of this Quarterly Report on Form 10-QSB we were in compliance with the terms and conditions of our renegotiated debt and lease agreements.

The Company had cash and cash equivalents of $493,810 at March 31, 2005. Cash provided by operating activities for the three months ended March 31, 2005 was $400,383. Cash from operations includes net income of $105,278, depreciation and amortization of $299,854, minority interest in net income of $30,162, decreases in accounts receivable, inventory, prepaid expenses, and deposits and other assets of $148,683 and an increase in accounts payable of $132,400. Cash used in investing activities was $88,617 due to the purchase of property and equipment of $57,865 and cash payments of $42,291 to limited liability companies offset by net proceeds of $11,539 from the sale of property and equipment. Cash used for financing activities was $169,551 resulting from payments on lease and debt obligations of $73,371 and $96,180, respectively.

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

Item 3. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at the end of our most recent quarter. There have been no changes in the Company's disclosure controls and procedures or in other factors that could affect the disclosure controls subsequent to the date the Company completed its evaluation.


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

The civil lawsuit, which was signed by the clerk on February 2, 2005, is brought in the United States District Court, Southern District of New York. This is an action by Plaintiff against the Company, a former director, Daniel Yun, and other parties to recover money damages for alleged fraud, negligent misrepresentations and aiding and abetting fraud. The 35-page Amended Complaint alleges that the factual basis involving the action against the Company involves alleged false representations to Plaintiff to induce him to leave his then employment during 2001 and accept the Company's and another named Defendant's alleged offer of employment. Plaintiff seeks compensatory damages and punitive damages each in the amount of not less than $2,100,000 together with interest thereon, reasonable attorneys' fees and other specific relief against Defendants other than the Company. Management intends to deny the Plaintiff's allegations against the Company and to vigorously defend this lawsuit.


Item 2. Changes in Securities

(a) In the first quarter ended March 31, 2005 there were no sales of unregistered securities.

(b)  Rule 463 of the Securities Act is not applicable to the Company.

(c) In the first quarter ended March 31, 2005 there were no repurchases by the Company of its Common Stock.

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


Item 4. Submissions of Matters to a Vote of Security Holders

In the first quarter ended March 31, 2005 there were no matters submitted to a vote of security holders.


Item 5. Other Information

          None.


Item 6. Exhibits

(a) Except for the exhibits listed below, all of which are filed herewith, other required exhibits have been previously filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

Number   Exhibit Description
-----------------------------

11.1 Statement re: computation of earnings per share. See consolidated statement of operations and notes thereto.
31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      EMERGENT GROUP INC.



Date:    May 13, 2005                 By: /s/ Bruce J. Haber
                                          ------------------
                                          Bruce J. Haber,
                                          Chairman and Chief Executive Officer



Date:    May 13, 2005                 By: /s/ William M. McKay
                                          --------------------
                                          William M. McKay,
                                          Chief Financial Officer