Form 10QSB
period 2005-06-30
EMERGENT GROUP INC/NY
filed 2005-08-15
CIK 1021097

================================================================================

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

                  For the Quarterly Period Ended June 30, 2005
                                                 -------------
                         Commission File Number: 0-21475
                                                 -------
                               EMERGENT GROUP INC.
                               ------------------
             (Exact name of registrant as specified in its charter)


               Nevada                                   93-1215401
               ------                                   ----------
(State of jurisdiction of Incorporation)    (I.R.S. Employer Identification No.)



                             932 Grand Central Ave.
                               Glendale, CA 91201
                               ------------------
                    (Address of principal executive offices)


                                 (818) 240-8250
                                 --------------
                         (Registrant's telephone number)

                                 Not Applicable
                                ---------------
      (Former name, address and fiscal year, if changed since last report)

                       -----------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         As of August 12, 2005, the registrant had a total of 5,005,530 shares of Common Stock outstanding.


================================================================================

                               EMERGENT GROUP INC.

                          FORM 10-QSB Quarterly Report

                                Table of Contents


                                                                                     Page
                                                                                    ------
PART I.  FINANCIAL INFORMATION

 Item 1.   Financial Statements

           Condensed Consolidated Balance Sheet as of June 30, 2005 (unaudited)        3

           Condensed Consolidated Statements of Operations for the Three Months
            and Six Months Ended June 30, 2005 and 2004 (unaudited)                    4

           Condensed Consolidated Statements of Cash Flows for the Six Months
            Ended June 30, 2005 and 2004 (unaudited)                                   5

           Notes to the Condensed Consolidated Financial Statements                    6

 Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                 10

 Item 3.   Controls and Procedures                                                    14

PART II. OTHER INFORMATION

 Item 1.   Legal Proceedings                                                          14

 Item 2.   Changes in Securities                                                      14

 Item 3.   Defaults Upon Senior Securities                                            14

 Item 4.   Submissions of Matters to a Vote of Security Holders                       14

 Item 5.   Other Information                                                          15

 Item 6.   Exhibits and Reports on Form 8-K                                           15


Signatures                                                                            16

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                      Emergent Group Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)
                                                                              June 30,
                                                                                2005
                                                                           ---------------
                                  ASSETS

Current assets
     Cash                                                                  $       96,847
     Accounts receivable, net of allowance for doubtful
        accounts of $24,030                                                     1,566,489
     Inventory, net of reserves of $133,178                                       387,591
     Prepaid expenses                                                             161,686
                                                                           ---------------

           Total current assets                                                 2,212,613

Property and equipment, net of accumulated depreciation and
        amortization of $3,459,673                                              1,579,932
Goodwill                                                                          779,127
Deposits and other assets                                                         159,956

                                                                           ---------------
Total assets                                                               $    4,731,628
                                                                           ===============

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Line of credit                                                        $       63,025
     Current portion of capital lease obligations                                 351,189
     Current portion of notes payable                                             291,578
     Accounts payable                                                             590,528
     Accrued expenses                                                             675,018
                                                                           ---------------

        Total current liabilities                                               1,971,338

Capital lease obligations, net of current portion                                 359,142
Notes payable, net of current portion                                             278,682
                                                                           ---------------

           Total liabilities                                                    2,609,162

Minority Interest                                                                 174,602

Shareholders' equity
     Preferred stock, $0.001 par value, non-voting 10,000,000
        shares authorized, no shares issued and outstanding                             -
     Common stock, $0.04 par value, 100,000,000 shares authorized
        5,005,530 shares issued and outstanding                                   200,181
     Additional paid-in capital                                                14,581,692
     Deferred compensation, net of accumulated amortiziation of $4,333            (99,667)
     Accumulated deficit                                                      (12,734,342)
                                                                           ---------------

           Total shareholders' equity                                           1,947,864

                                                                           ---------------
 Total liabilities and shareholders' equity                                $    4,731,628
                                                                           ===============

The  accompanying  notes  are an  integral  part of  these  condensed  financial statements.

                      Emergent Group Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                 Three Months Ended           Six Months Ended
                                                                      June 30,                    June 30,
                                                            ---------------------------------------------------------
                                                                 2005           2004          2005          2004
                                                            -------------- ------------------------------------------

Revenue                                                     $   2,948,415  $   2,806,877   $  5,870,935   $ 5,489,317
Cost of goods sold                                              1,930,905      1,925,922      3,899,853     3,832,527
                                                            -------------- --------------  -------------  ------------

Gross profit                                                    1,017,510        880,955      1,971,082     1,656,790

Selling, general, and administrative expenses                     873,062        773,392      1,672,059     1,573,366
                                                            -------------- --------------  -------------  ------------

Income from operations                                            144,448        107,563        299,023        83,424

Other income (expense)
     Interest expense                                             (31,562)       (29,287)       (66,073)      (59,931)
     Gain (loss) on disposal of property and equipment             39,544            300         48,945        (3,218)
     Other income, net                                             21,314        106,824         27,295       112,304
                                                            -------------- --------------  -------------  ------------

            Total other income                                     29,296         77,837         10,167        49,155
                                                            -------------- --------------  -------------  ------------

Income before provision for income taxes
     and minority interest                                        173,744        185,400        309,190       132,579
Provision for income taxes                                              -              -              -             -
                                                            -------------- --------------  -------------  ------------

Income before minority interest                                   173,744        185,400        309,190       132,579

Minority interest in income of consolidated
     limited liability companies                                  (48,469)       (52,601)       (78,630)      (82,330)
                                                            -------------- --------------  -------------  ------------

Net income                                                  $     125,275  $     132,799   $    230,560   $    50,249
                                                            ============== ==============  =============  ============

Basic earnings per share                                    $        0.03  $        0.03   $       0.05   $      0.01
                                                            ============== ==============  =============  ============
Diluted earnings per share                                  $        0.03  $        0.03   $       0.05   $      0.01
                                                            ============== ==============  =============  ============

Basic weighted average shares outstanding                       4,817,752      4,744,551      4,781,641     4,744,551
                                                            ============== ==============   ============  ============
Diluted weighted-average shares outstanding                     4,926,810      4,744,551      4,890,699     4,744,551
                                                            ============== ==============  =============  ============

The accompanying notes are an integral part of these condensed financial statements.

                      Emergent Group Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                                      Six Months Ended
                                                                                          June 30,
                                                                               --------------------------------
                                                                                    2005            2004
                                                                               --------------- ----------------

Cash flows from operating activities
     Net income                                                                $      230,559  $        50,249
     Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization                                                588,320          606,670
         (Gain) loss on disposal of property and equipment                            (39,723)           3,218
         Provision for doubtful accounts                                               (2,095)          (3,822)
         Minority interest in income                                                   78,630           82,330
         (Increase) decrease in
            Accounts receivable                                                      (135,239)           2,403
            Inventory                                                                  (9,672)         (56,940)
            Prepaid expenses                                                          (32,718)         (41,974)
            Deposits and other assets                                                 (29,061)          13,699
         Increase (decrease) in
            Accounts payable                                                          103,392          164,712
            Accrued expenses                                                           (9,232)        (170,380)
                                                                               --------------- ----------------

Net cash provided by operating activities                                             743,161          650,165
                                                                               --------------- ----------------

Cash flows from investing activities
     Purchase of property and equipment                                              (132,497)        (353,642)
     Cash paid to limited liability companies                                         (85,956)         (76,192)
     Contributions from new members to limited liability companies                          -           37,500
     Proceeds from the sale of property and equipment                                  57,289            1,782

                                                                               --------------- ----------------
Net cash used in investing activities                                                (161,164)        (390,552)
                                                                               --------------- ----------------

Cash flows from financing activities
     Payments on capital lease obligations                                           (139,554)         (93,346)
     Borrowings under line of credit                                                1,177,496           50,000
     Repayments on line of credit                                                  (1,764,471)        (150,000)
     Payments on notes payable                                                       (110,216)        (229,243)

                                                                               --------------- ----------------
Net cash used in financing activities                                                (836,745)        (422,589)
                                                                               --------------- ----------------

Net decrease in cash                                                                 (254,748)        (162,976)

Cash, beginning of period                                                             351,595          690,331
                                                                               ---------------         -------

Cash, end of period                                                            $       96,847  $       527,355
                                                                               =============== ================

Supplemental disclosures of cash flow information:

     Interest paid                                                             $       69,629  $        67,382
                                                                               =============== ================

Supplemental disclosures of non-cash investing and financing activities -

During the six months ended June 30, 2005 and 2004 the Company financed property and equipment of $149,883 and $78,000, respectively, through lease financing.


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

     The results of operations presented for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

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

    Use of Estimates
    -----------------
     The preparation of the condensed consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income (loss) and expenses during the reporting period. Actual results could differ significantly from those estimates.

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

     Recent Accounting Pronouncements
     --------------------------------
     In November 2004, the FASB issued SFAS No. 151,"Inventory Costs". SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4, "Inventory Pricing". Paragraph 5 of ARB No. 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact on the Company's financial statements.


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

     In May 2005, the FASB issued Statement of Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections" an amendment to Accounting Principles Bulletin (APB) Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" though SFAS No. 154 carries forward the guidance in APB No. 20 and SFAS No. 3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors. SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005.

3. DEBT OBLIGATIONS

     On May 25, 2005, the Company entered into a two-year agreement with a new lender to provide a revolving credit line (the "Revolver") and term note (the "Term Note") of up to $1,000,000 collateralized by accounts receivable and certain fixed assets (collectively referred to herein as the "Credit Facility"). Advances under the Revolver are based on 80% of each purchased receivable, as defined. Borrowings under the Revolver and Term Note bear interest at the prime rate, plus 2%. The Credit Facility also provides for payment of a monthly collateral management fee equal to 20 basis points
     (0.02%) on the average daily outstanding balances under the Credit Facility. In addition, the Credit Facility provides for an annual fee equal to 1% of the capital availability amount, as defined, upon closing and on each anniversary of the closing date. The Company incurred loan and closing costs of $26,785 in connection with the negotiation and execution of the Credit Facility which is being amortized over the loan term of 24 months.

     On May 27, 2005, the Company borrowed a total of $805,218 under the Credit Facility to payoff amounts owed under the Company's bank line of credit (the "Bank Line of Credit") of $654,184 and bank term loan (the "Bank Term Loan") of $151,034, both of which were due on or before May 31, 2005. As of June 30, 2005 total borrowings outstanding under the Credit Facility amounted to $245,725 of which $63,024 is due under the Revolver and $182,701 is due under the Term Note. The Company has $754,275 of borrowing availability under the Credit Facility as of June 30, 2005.

     The terms and conditions of the Credit Facility included limited guarantees from three executive officers and one director of the Company. In connection with providing such limited guarantees to the lender, the guarantors were issued an aggregate of 260,000 shares of the Company's common stock, of which an aggregate of 200,500 are being issued to the executive officers, and 64,000 shares to one outside director. The guarantors have each entered into an agreement with the Company to return the shares that they received in consideration of their limited guarantee in the event the guarantor on his own volition breaches (other than a breach that is cured within the terms of the limited guarantee agreement) or terminates his own respective limited guarantee, prior to the payment in full of the Company's obligations to the lender or the voluntary release from the limited guarantees by the lender. The Company recorded deferred compensation costs of $104,000 in connection with the issuance of common stock for the limited guarantees, which is being amortized to compensation expense over the guarantee period of 24 months.

     In 2002 we renegotiated substantially all of our outstanding debt and lease obligations with our key creditors. The restructured debt and lease agreements provided for, in some cases, the return of equipment used to collateralize such obligations, and certain periodic and monthly installment payments for the balance of such obligations. As of June 30, 2005 our outstanding restructured debt and lease obligations amounted to $387,558 and $114,341, respectively. In the event of default by the Company all amounts then outstanding are accelerated and become immediately due and payable. In addition, in the event of default, certain restructured debt and lease agreements provide for the payment of additional principal amounts of up to $187,500, excluding collection costs. As of June 30, 2005 and the filing of this Quarterly Report on Form 10-QSB we were in compliance with the terms and conditions of our renegotiated debt and lease agreements.

     The Company incurred net interest expense of $66,073 and $59,931 for the six months ended June 30, 2005 and 2004, respectively.

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

     Plaintiff's Complaint against the Defendants named above is a civil lawsuit, which was signed by the clerk on February 2, 2005. This action is brought in the United States District Court, Southern District of New York by Plaintiff against the Company, a former director, Daniel Yun, and other parties to recover money damages for alleged fraud, negligent misrepresentations and aiding and abetting fraud. The Amended Complaint alleges that the factual basis involving the action against the Company involves alleged false representations to Plaintiff to induce him to leave his then employment in 2001 and accept the Company's and another named

     Defendant's alleged offer of employment. Plaintiff seeks compensatory damages and punitive damages each in the amount of not less than $2,100,000 together with interest thereon, reasonable attorneys' fees and other specific relief against Defendants other than the Company. Management intends to deny the Plaintiff's allegations against the Company and to vigorously defend this lawsuit. During the quarter ended June 30, 2005, there were no material developments in this matter.

5.   RELATED PARTY TRANSACTIONS

     Transactions with BJH Management

     The Company's Chairman and Chief Executive Officer maintains his primary office in New York. In this regard, the Company reimbursed BJH Management, LLC, a company owned by the Company's Chairman and Chief Executive Officer, for office rent and related expenses totaling $16,856 and $15,551 for the six months ended June 30, 2005 and 2004, respectively.

     In May 2005, the Company agreed with Messrs. Haber and Buther to extend their respective employment agreements until June 30, 2006. Further, each amended agreement states that on or before June 1 of each year following June 30, 2005, the Company must offer to extend the respective employment agreements of Messrs. Haber and Buther for a period of one additional year on terms no less favorable than the existing terms of their current respective employment agreements unless they have been released by the applicable institutional lender(s) from all personal guarantees of the Company's loans or the Company has retired all outstanding indebtedness owed to such lender(s).

6.   ISSUANCE OF STOCK OPTIONS

     During March 2005 the Company issued to employees stock options to purchase 73,000 shares of common stock under the 2002 Stock Option Plan. Such options have a 10-year term and are exercisable at $0.40 per share and generally vest in equal installments over five consecutive years. The options were valued using the Black Schoels Model assuming volatility of 150% and a risk free interest rate of 3.5%. The total value of the options was determined to be $26,831. The Company's basic and diluted net income and pro forma net income per share for the six months ended June 30, 2005 are follows:

                  Net income:
                     As reported                     $  230,560
                     Pro Forma                       $  203,729
                  Basic earnings per share:
                     As reported                     $     0.05
                     Pro forma                       $     0.04
                  Diluted earnings per share:
                     As reported                     $     0.05
                     Pro forma                       $     0.04

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

     This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, and actual results could be significantly different than those discussed in this Form 10-QSB. Certain statements contained in Management's Discussion and Analysis, particularly in "Liquidity and Capital Resources," and elsewhere in this Form 10-QSB are forward-looking statements. These statements discuss, among other things, expected growth, future revenues and future performance. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. The forward-looking statements are subject to risks and uncertainties including, without limitation, the following: (a) changes in levels of competition from current competitors and potential new competition, (b) possible loss of significant customer(s), (c) the Company's ability to meet the terms and conditions of its debt and lease obligations, and (d) changes in availability or terms of working capital financing from vendors and lending institutions. The foregoing should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us. All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company on the date thereof, and the Company assumes no obligation to update any forward-looking statements.

     Overview

     Emergent Group Inc. ("Emergent") is the parent company of PRI Medical Technologies, Inc., its wholly owned and only operating subsidiary. PRI Medical Technologies, Inc. primarily conducted its business through its wholly owned subsidiary Physiologic Reps ("PRI") until March 2005 at which time PRI was merged into PRI Medical Technologies, Inc. ("PRI Medical"). Emergent and PRI Medical are referred to collectively hereinafter as the "Company." PRI Medical provides mobile laser/surgical services, along with technical support on a per procedure basis to hospitals, out-patient surgery centers, and physicians' offices.

     Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements require managers to make estimates and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates including, but not limited to, those related to revenue recognition, inventory valuation and property and equipment. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our financial statements.

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

                                                   Three Months Ended                             Six Months Ended
                                                         June 30,                                     June 30,
                                             ---------------------------------           --------------------------------
                                                 2005        %        2004       %           2005      %        2004        %
                                             ------------  ----   ------------  ----    ------------  ----  -------------  ----
                                                                             (unaudited)
Revenue                                      $ 2,948,415   100%   $ 2,806,877   100%    $ 5,870,935   100%  $  5,489,317   100%
Cost of goods sold                             1,930,905    65%     1,925,922    69%      3,899,853    66%     3,832,527    70%
                                             ------------  ----   ------------  ----    ------------  ----  -------------  ----
Gross profit                                   1,017,510    35%       880,955    31%      1,971,082    34%     1,656,790    30%

Selling, general, and administrative expenses    873,062    30%       773,392    28%      1,672,059    28%     1,573,366    29%
                                             ------------  ----   ------------  ----    ------------  ----  -------------  ----
Income from operations                           144,448     5%       107,563     4%        299,023     5%        83,424     2%

Other income                                      29,296     1%        77,837     3%         10,167     0%        49,155     1%
                                             ------------  ----   ------------  ----    ------------  ----  -------------  ----
Income before provision for income
    taxes and minority interest                  173,744     6%       185,400     7%        309,190     5%       132,579     2%
Provision for income taxes                             -     0%             -     0%              -     0%             -     0%
                                             ------------  ----   ------------  ----    ------------  ----  -------------  ----
Income before minority interest                  173,744     6%       185,400     7%        309,190     5%       132,579     2%
                                                 (48,469)   -2%       (52,601)   -2%        (78,630)   -1%       (82,330)   -1%
                                             ------------  ----   ------------  ----    ------------  ----  -------------  ----
Minority interest in income of consolidated  $   125,275     4%   $   132,799     5%    $   230,560     4%  $     50,249     1%
    limited liability companies              ============  ====   ============  ====    ============  ====  =============  ====

Comparison of the Three Months Ended June 30, 2005 to June 30,2004

We generated revenues of $2,948,415 in 2005 compared to $2,806,877 in 2004. The increase in revenues of $141,538 in 2005 compared to 2004 is primarily related to an increase in revenues from our surgical procedures and to price increases implemented in late 2004 and early 2005 for various surgical and cosmetic procedures. Total revenues from surgical and cosmetic procedures comprised approximately 88% and 12%, respectively, of total revenues for 2005 and 88% and 11% for 2004, respectively.

Cost of goods sold was $1,930,905 or 65% of revenues in 2005 compared to $1,925,922 or 69% of revenues in 2004. Cost of goods sold include payroll and related expenses for technicians, cost of disposables used in providing surgical and cosmetic services, depreciation and amortization, and other expenses primarily related to delivery of our mobile surgical equipment rental and technician services. The overall increase in cost of goods sold of $4,983 in 2005 is related to an increase in the cost of disposables related to the number of surgical procedures performed in 2005 which required higher priced disposable items offset by a decrease depreciation and amortization expense. Overall, other cost of goods sold cost categories remained relatively flat from quarter to quarter. The cost of disposables used for certain surgical procedures are higher in terms of absolute dollars than those used other surgical procedures. The total disposable costs related to surgical procedures will vary from period to period depending on the mix of procedures performed.

Gross margin was $1,017,510 in 2005 or 35% of revenues compared to $880,955 in 2004 or 31% of revenues. Gross margins will vary period-to-period depending upon a number of factors including mix of services, pricing, cost of disposables consumed in rendering our services, and contractual agreements. The improvement in gross margin during 2005 is related to the mix of services provided by the Company, price increases implemented in late 2004 and early 2005, and to cost control efforts. These factors, among others, resulted in the increase of approximately 4% in our gross margin rate in 2005 compared to 2004.

Selling, general, and administrative expenses were $873,062 or 30% of revenues in 2005 compared to $773,392 or 28% of revenues in 2004. Such costs include payroll and related expenses, insurance and rents. The increase in selling, general and administrative expenses of $99,670 in 2005 is primarily related to increases in selling payroll and commissions and to incentive compensation expense.

Other income was $29,296 in 2005 compared to $77,837 in 2004. The net decrease in other income of $48,541 is primarily related to the fact that other income for 2004 included a nonrecurring gain of $85,000 from the sale of investment in common stock of an unrelated entity, while no such gain is included in other income for 2005. In addition, other income for 2005 includes a gain of $39,151 from the disposition of property and equipment compared to only $300 for 2004.

The minority interest in income of limited liability companies of $48,469 in 2005 and $52,601 in 2004 relates to the consolidation of two entities in which we hold equity investment interests. As of June 30, 2005 and 2004, in accordance with the Financial Accounting Standards Board Interpretation Nos. 46 and 46R, "Consolidation of Variable Interest Entities" the Company accounted for its equity investments in these entities under the full consolidation method. The Company previously utilized the equity method of accounting for such investments.

Net income was $125,275 in 2005 compared to $132,799 in 2004. No provision for income taxes is provided for in 2005 and 2004 due to the availability of net operating loss carryforwards.

Comparison of the Six Months Ended June 30, 2005 to June 30,2004

We generated revenues of $5,870,935 in 2005 compared to $5,489,317 in 2004. The increase in revenues of $381,618 in 2005 compared to 2004 is primarily related to an overall increase in revenues from our surgical procedures and to price increases implemented in late 2004 and early 2005 for various surgical and cosmetic procedures. Revenues from surgical and cosmetic services comprised approximately 88% and 12%, respectively, of total revenues for 2005 compared to 86% and 13% for 2004, respectively.

Cost of goods sold was $3,899,853 or 66% of revenues in 2005 compared to $3,832,527 or 70% of revenues in 2004. Cost of goods sold include payroll and related expenses for technicians, cost of disposables used in providing surgical and cosmetic services, depreciation and amortization, and other expenses primarily related to delivery of our mobile surgical equipment rental and technician services. The overall increase in cost of goods sold of $67,326 in 2005 is primarily due to an increase in disposable costs related to an increase in the number of surgical procedures performed which required higher priced disposable items. The cost of disposables used for certain surgical procedures are higher in terms of absolute dollars than those used other surgical procedures. The total disposable costs related to surgical procedures will vary depending on the mix of procedures performed.

Gross margin was $1,971,082 in 2005 or 34% of revenues compared to $1,656,790 in 2004 or 30% of revenues. Gross margins will vary period-to-period depending upon a number of factors including mix of services, pricing, cost of disposables consumed in rendering our services, and contractual agreements. The improvement in gross margin during 2005 is related to the mix of services provided by the Company, price increases implemented in late 2004 and early 2005, and to cost control efforts. These factors, among others, resulted in the increase of approximately 4% in our gross margin rate in 2005 compared to 2004.

Selling, general, and administrative expenses were $1,672,059 or 28% of revenues in 2005 compared to $1,573,366 or 29% of revenues in 2004. Such costs include payroll and related expenses, insurance and rents. The increase of $98,693 in selling, general and administrative expenses in 2005 compared to 2004 is primarily related to increases in selling payroll and commissions, and to incentive compensation expense.

Other income was $10,167 in 2005 compared to $49,155 in 2004. The net decrease in other income of $38,988 is primarily related to the fact that other income for 2004 included a nonrecurring gain of $85,000 from the sale of investment in common stock of an unrelated entity, while no such gain is included in other income for 2005. In addition, other income for 2005 includes a gain of $32,151 from the disposition of property and equipment compared to a loss of $3,218 from such activities in 2004.

The minority interest in income of limited liability companies of $78,630 in 2005 and $82,330 in 2004 relates to the consolidation of two entities in which we hold equity investment interests. As of June 30, 2005 and 2004, in accordance with the Financial Accounting Standards Board Interpretation Nos. 46 and 46R, "Consolidation of Variable Interest Entities" the Company accounted for its equity investments in these entities under the full consolidation method. The Company previously utilized the equity method of accounting for such investments.

Net income was $230,560 in 2005 compared to $50,249 in 2004. No provision for income taxes is provided for in 2005 and 2004 due to the availability of net operating loss carryforwards.

Liquidity and Capital Resources

On May 25, 2005, the Company entered into a two-year agreement with a new lender to provide a revolving credit line (the "Revolver") and term note (the "Term Note") of up to $1,000,000 collateralized by accounts receivable and certain fixed assets (collectively referred to herein as the "Credit Facility"). Advances under the Revolver are based on 80% of each purchased receivable, as defined. Borrowings under the Revolver and Term Note bear interest at the prime rate, plus 2%. The Credit Facility also provides for payment of a monthly collateral management fee equal to 20 basis points (0.02%) on the average daily outstanding balances under the Credit Facility. In addition, the Credit Facility provides for an annual fee equal to 1% of the capital availability amount, as defined, upon closing and on each anniversary of the closing date. The Company incurred loan and closing costs of $26,785 in connection with the negotiation and execution of the Credit Facility which is being amortized over the loan term of 24 months.

On May 27, 2005, the Company borrowed a total of $805,218 under the Credit Facility to payoff amounts owed under the Company's bank line of credit (the "Bank Line of Credit") of $654,184 and bank term loan (the "Bank Term Loan") of $151,034, both of which were due on or before May 31, 2005. As of June 30, 2005 total borrowings outstanding under the Credit Facility amounted to $245,725 of which $63,024 is due under the Revolver and $190,000 is due under the Term Note. The Company has $754,275 of borrowing availability under the Credit Facility as of June 30, 2005.

The terms and conditions of the Credit Facility included limited guarantees from three executive officers and one director of the Company. In connection with providing such limited guarantees to the lender, the guarantors were issued an aggregate of 260,000 shares of the Company's common stock, of which an aggregate of 200,500 were issued to the executive officers, and 64,000 shares to one director. The guarantors have each entered into an agreement with the Company to return the shares that they received in consideration of their limited guarantee in the event the guarantor on his own volition breaches (other than a breach that is cured within the terms of the limited guarantee agreement) or terminates his own respective limited guarantee, prior to the payment in full of the Company's obligations to the lender or the voluntary release from the limited guarantees by the lender. The Company recorded deferred compensation costs of $104,000 in connection with the issuance of common stock for the limited guarantees, which is being amortized to compensation expense over the guarantee period of 24 months.

In 2002 we renegotiated substantially all of our outstanding debt and lease obligations with our key creditors. The restructured debt and lease agreements provided for, in some cases, the return of equipment used to collateralize such obligations, and certain periodic and monthly installment payments for the balance of such obligations. As of June 30, 2005 our outstanding restructured debt and lease obligations amounted to $387,558 and $114,341, respectively. In the event of default by the Company all amounts then outstanding are accelerated and become immediately due and payable. In addition, in the event of default, certain restructured debt and lease agreements provide for the payment of additional principal amounts of up to $187,500, excluding collection costs. As of June 30, 2005 and the filing of this Quarterly Report on Form 10-QSB we were in compliance with the terms and conditions of our renegotiated debt and lease agreements.

The Company had cash and cash equivalents of $96,847 at June 30, 2005. Cash provided by operating activities for the six months ended June 30, 2005 was $743,161. Cash generated from operations includes net income of $230,559, depreciation and amortization of $588,320, minority interest in net income of $78,630 and an increase in accounts payable of $103,392; offset by an increase in accounts receivable of $135,239 and an increase of $80,683 in inventory, prepaid expenses, and deposits and other assets. Cash used in investing activities was $161,164 related to the purchase of property and equipment of $132,497 and to cash distributions of $85,956 to limited liability companies, offset by net proceeds of $57,289 from the disposition of property and equipment. Cash used for financing activities was $836,745 from net repayments of $586,975 on our revolving line of credit and from payments on lease and debt obligations of $139,554 and $110,216, respectively.

The Company had cash and cash equivalents of $527,355 at June 30, 2004. Cash provided by operating activities for the six months ended June 30, 2004 was $650,165. Cash from operations includes net income of $50,249, depreciation and amortization of $606,670, minority interest in net income of $82,330 and an increase in accounts payable of $164,712 offset by a decrease in accrued expenses of $170,380 and an increase in inventory and prepaid expenses of $56,940 and $41,974, respectively. Cash used in investing activities was $390,552 due to the purchase of property and equipment of $353,642 and cash payments of $38,692 limited liability companies. Cash used for financing activities was $$422,589 resulting from payments on lease and debt obligations of $93,346 and $229,243, respectively, and net repayments on our bank line of credit of $100,000.

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

Item 3.  Controls  and  Procedures
----------------------------------
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at the end of our most recent quarter. There have been no changes in the Company's disclosure controls and procedures or in other factors that could affect the disclosure controls subsequent to the date the Company completed its evaluation.

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

          See note 4 to Notes to Consolidated Financial Statements included herein for a description of legal matters.

Item 2.   Changes in Securities
          ---------------------

     (a) In the second quarter ended June 30, 2005 there were no sales of unregistered securities, except for an aggregate of 260,000 shares of the Company's common stock which were issued to executive officers and/or directors of the Company in connection with loan guarantees, as described elsewhere herein. There were no commissions paid in connection with the issuance of these shares. The issuance of the 260,000 shares is exempt under Section 4(2) of the Securities Act of 1933, as amended.
     (b)  Rule 463 of the Securities Act is not applicable to the Company.
     (c) In the second quarter ended June 30, 2005 there were no repurchases by the Company of its Common Stock.

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None.


Item 4.  Submissions of Matters to a Vote of Security Holders
         ----------------------------------------------------

         In the second quarter ended June 30, 2005 there were no matters submitted to a vote of security holders.


Item 5.  Other Information
         -----------------

         None.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     (a) Except for the exhibits listed below, other required exhibits have been previously filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.
     (b) During the quarter ended June 30, 2005, we filed one Form 8-K on June 2, 2005 wherein we disclosed the closing of our new credit facility.

Number   Exhibit Description
--------------------------------------------

11.1 Statement re: computation of earnings per share. See consolidated statement of operations and notes thereto.
10.1 Accounts Receivable Purchase Agreement executed May 25, 2005 by and among Access Capital, EGI and EGI's wholly-owned subsidiary, PRI Medical Technologies, Inc.*
10.2 May 2005 Letter Agreement by and among EGI and the limited guarantors, Bruce J. Haber, Mark Waldron, William M. McKay and Louis Buther*
10.3    May 2005 Amendment to Employment Contract of Bruce Haber*
10.4    May 2005 Amendment of Employment Contract of Louis Buther*
31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
        -----------------------------------------------
        *Previously filed with Form 8-K on June 2, 2005.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                      EMERGENT GROUP INC.


Date:    August 12, 2005                              By: /s/ Bruce J. Haber
                                                          ------------------
                                                          Bruce J. Haber,
                                                          Chairman and Chief
                                                          Executive Officer



Date:    August 12, 2005                              By:  /s/ William M. McKay
                                                           --------------------
                                                           William M. McKay,
                                                           Chief Financial
                                                           Officer