Form 10QSB
period 2005-09-30
EMERGENT GROUP INC/NY
filed 2005-11-21
CIK 1021097

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ___________________________________

                                   FORM 10-QSB
                       ___________________________________

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                For the Quarterly Period Ended September 30, 2005

                         Commission File Number: 0-21475


                               EMERGENT GROUP INC.
                               -------------------
             (Exact name of registrant as specified in its charter)


                 Nevada                                  93-1215401
                --------                                ------------
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

                 _______________________________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rue 12b-2 of the Exchange Act).
                                 Yes [ ] No [X]

     Indicate by check mark whether the registrant is an a shell company (as defined in Rue 12b-2 of the Exchange Act).
                                 Yes [ ] No [X]


     As of November 16, 2005, the registrant had a total of 5,110,530 shares of Common Stock outstanding.

================================================================================

                               EMERGENT GROUP INC.

                          FORM 10-QSB Quarterly Report

                                Table of Contents


                                                                                              Page

PART I.  FINANCIAL INFORMATION

   Item 1.    Financial Statements

              Condensed Consolidated Balance Sheet as of September 30, 2005 (unaudited)         3

              Condensed Consolidated Statements of Operations for the Three Months
                 and Nine Months Ended September 30, 2005 and 2004 (unaudited)                  4

              Condensed Consolidated Statements of Cash Flows for the Nine Months
                 Ended September 30, 2005 and 2004 (unaudited)                                  5

              Notes to the Condensed Consolidated Financial Statements                          6

   Item 2.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                     11

   Item 3.    Controls and Procedures                                                          15

PART II.  OTHER INFORMATION

   Item 1.    Legal Proceedings                                                                16

   Item 2.    Changes in Securities                                                            17

   Item 3.    Defaults Upon Senior Securities                                                  17

   Item 4.    Submissions of Matters to a Vote of Security Holders                             17

   Item 5.    Other Information                                                                17

   Item 6.    Exhibits                                                                         17


Signatures                                                                                     18

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                             Emergent Group Inc. and Subsidiaries
                             Condensed Consolidated Balance Sheet
                                   (Unaudited)

                                                                              Sept 30,
                                                                                2005
                                                                           ---------------
                                  ASSETS

Current assets
     Cash                                                                  $      603,644
     Accounts receivable, net of allowance for doubtful
        accounts of $23,165                                                     1,618,013
     Inventory, net of reserves of $130,148                                       368,408
     Prepaid expenses                                                             168,069
                                                                           ---------------

           Total current assets                                                 2,758,134

Property and equipment, net of accumulated depreciation and
        amortization of $3,645,792                                              2,212,610
Goodwill                                                                          779,127
Deposits and other assets                                                         149,461

                                                                           ---------------
Total assets                                                               $    5,899,332
                                                                           ===============

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Current portion of capital lease obligations                          $      369,938
     Current portion of notes payable                                             297,977
     Accounts payable                                                           1,183,288
     Accrued expenses                                                             749,016
                                                                           ---------------

           Total current liabilities                                            2,600,219

Capital lease obligations, net of current portion                                 402,314
Notes payable, net of current portion                                             203,844
                                                                           ---------------

           Total liabilities                                                    3,206,377

Minority interest                                                                 330,767

Shareholders' equity
     Preferred stock, $0.001 par value, non-voting 10,000,000
        shares authorized, no shares issued and outstanding                             -
     Common stock, $0.04 par value, 100,000,000 shares authorized
        5,004,551 shares issued and outstanding                                   200,181
     Additional paid-in capital                                                14,581,692
     Deferred compensation, net of accumulated amortization of $17,333            (86,667)
     Accumulated deficit                                                      (12,333,018)
                                                                           ---------------

           Total shareholders' equity                                           2,362,188
                                                                           ---------------
 Total liabilities and shareholders' equity                                $    5,899,332
                                                                           ===============

The accompanying notes are an integral part of these condensed financial statements.

                      Emergent Group Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                               Three Months Ended           Nine Months Ended
                                                                    Sept 30,                     Sept 30,
                                                           ---------------------------- ---------------------------
                                                                2005           2004          2005         2004
                                                           -------------- ------------- ------------- -------------

Revenue                                                    $   3,181,811  $  2,726,605  $  9,052,744   $ 8,215,922
Cost of goods sold                                             1,965,207     1,898,924     5,865,060     5,731,451
                                                           -------------- ------------- ------------- -------------

Gross profit                                                   1,216,604       827,681     3,187,684     2,484,471

Selling, general, and administrative expenses                    797,598       746,283     2,469,660     2,319,649
                                                           -------------- ------------- ------------- -------------

Income from operations                                           419,006        81,398       718,024       164,822

Other income (expense)
     Interest expense                                            (36,036)      (27,920)     (102,108)      (87,851)
     Gain (loss) on disposal of property and equipment             2,056             -        51,002        (3,218)
     Other income, net                                            32,748         1,802        60,043       114,106
                                                           -------------- ------------- ------------- -------------

            Total other income (expense)                          (1,232)      (26,118)        8,937        23,037
                                                           -------------- ------------- ------------- -------------

Income before provision for income taxes
     and minority interest                                       417,774        55,280       726,961       187,859
Provision for income taxes                                             -             -             -             -
                                                           -------------- ------------- ------------- -------------

Income before minority interest                                  417,774        55,280       726,961       187,859

Minority interest in income of consolidated
     limited liability companies                                 (16,447)      (33,733)      (95,077)     (116,063)
                                                           -------------- ------------- ------------- -------------

Net income                                                 $     401,327  $     21,547  $    631,884  $     71,796
                                                           ============== ============= ============= =============

Basic earnings per share                                   $        0.08  $       0.00  $       0.13  $       0.02
                                                           ============== ============= ============= =============
Diluted earnings per share                                 $        0.08  $       0.00  $       0.13  $       0.02
                                                           ============== ============= ============= =============

Basic weighted average shares outstanding                      5,004,551     4,744,551     4,856,271     4,744,551
                                                           ============== ============= ============= =============
Diluted weighted-average shares outstanding                    5,071,024     4,744,551     4,921,764     4,744,551
                                                           ============== ============= ============= =============

The accompanying notes are an integral part of these condensed financial statments.

                      Emergent Group Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                              -------------------------------
                                                                                   2005            2004
                                                                              --------------- ---------------
Cash flows from operating activities
     Net income                                                               $      631,884  $       71,796
     Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization                                               801,568         904,883
         (Gain) loss on disposal of property and equipment                           (51,002)          3,218
         Provision for doubtful accounts                                              (2,960)         (6,477)
         Minority interest in income                                                  95,077         116,063
         (Increase) decrease in
            Accounts receivable                                                     (185,898)         33,855
            Inventory                                                                 24,106          36,195
            Prepaid expenses                                                         (39,101)        (55,712)
            Deposits and other assets                                                  4,267         (28,299)
         Increase (decrease) in
            Accounts payable                                                         696,151          20,973
            Accrued expenses                                                          64,767        (151,554)
                                                                              --------------- ---------------

Net cash provided by operating activities                                          2,038,859         944,941
                                                                              --------------- ---------------

Cash flows from investing activities
     Purchase of property and equipment                                             (184,875)       (550,930)
     Purchase of property and equipment for consolidated LLCs                       (650,000)              -
     Cash paid to limited liability companies                                       (146,239)       (135,946)
     Contributions from new members to limited liability companies                   200,000          37,500
     Proceeds from the sale of property and equipment                                 59,752           1,782

                                                                              --------------- ---------------
Net cash used in investing activities                                               (721,362)       (647,594)
                                                                              --------------- ---------------

Cash flows from financing activities
     Payments on capital lease obligations                                          (210,009)       (126,929)
     Borrowings under line of credit                                               4,207,042          50,000
     Repayments on line of credit                                                 (4,857,042)       (150,000)
     Payments on notes payable                                                      (368,654)       (296,197)
     Borrowings under note payable                                                   190,000               -
     Payment of loan fees                                                            (26,785)              -

                                                                              --------------- ---------------
Net cash used in financing activities                                             (1,065,448)       (523,126)
                                                                              --------------- ---------------

Net increase (decrease) in cash                                                      252,049        (225,779)

Cash, beginning of period                                                            351,595         690,331
                                                                              --------------- ---------------

Cash, end of period                                                           $      603,644  $      464,552
                                                                              =============== ===============

Supplemental disclosures of cash flow information:
     Interest paid                                                            $      106,992  $       95,985
                                                                              =============== ===============
Supplemental disclosures of non-cash investing and financing activities -

     During the nine months ended September 30, 2005 and 2004 the Company financed property and equipment of $365,434 and $149,883, respectively, through lease financing.

The accompanying notes are an integral part of these condensed financial statements.

                               EMERGENT GROUP INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

     The results of operations presented for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

     Principles of Consolidation
     ---------------------------
     The consolidated financial statements include the accounts of Emergent and its wholly owned subsidiaries. Also, in accordance with the Financial Accounting Standards Board Interpretation Nos. 46 and 46R, "Consolidation of Variable Interest Entities" the Company has accounted for its equity investments in four limited liability companies under the full consolidation method. All significant inter-company transactions and balances have been eliminated through consolidation.

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

     Stock-Based Compensation
     ------------------------

     SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB Opinion No. 25 using the intrinsic value method.

     The Company has adopted only the disclosure provisions of SFAS No. 123. Accordingly, no compensation cost other than that required to be recognized by APB 25 for the difference between the fair value of the Company's common stock at the grant date and the exercise price of the options has been recognized. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net income and basic and diluted income per share for the three and nine months ended September 30, 2005 and 2004, would have been adjusted to the pro forma amounts indicated below. During March 2005 the Company issued to employees 73,000 options to purchase the shares of common stock under the 2002 Stock Option Plan. Such options have a 10-year term and are exercisable at $0.40 per share and generally vest in equal installments over five consecutive years. In addition, in September the Company issued 15,000 stock options to a new board member.

     Such stock options were valued using the Black Schoels Model assuming volatility of 150%, a risk free interest rate of 3.5% and immediate vesting. The total value of the options issued in March and September 2005 were determined to be $26,831 and $9,146, respectively. The Company's basic and diluted net income and pro forma net income per share for the three months and nine months ended September 30, 2005 are follows:

                                             Three Months Ended            Nine Months Ended
                                                September 30,                September 30,
                                         ---------------------------   ------------------------
                                              2005            2004        2005          2004
                                         -------------    -----------  -----------  -----------
Net income as reported                   $    401,327     $   21,547   $  631,884   $   71,796
  Deduct total stock based
  employee compensation
  expense determined
  under fair value method
  for all awards, net of tax                   (9,146)             -      (35,977)           -
                                         ----------------------------  ------------------------
Pro forma net income                     $    392,181     $   21,547   $  595,907   $   71,796
                                         ============================  ========================
Income per common share
  Basic - as reported                    $       0.08     $     0.00   $     0.13   $     0.02
  Basic - pro forma                      $       0.08     $     0.00   $     0.12   $     0.02
  Diluted - as reported                  $       0.08     $     0.00   $     0.13   $     0.02
  Diluted - pro forma                    $       0.08     $     0.00   $     0.12   $     0.02





     Earnings Per Share
     ------------------
     The Company utilizes SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common share equivalents had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

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

3.   DEBT OBLIGATIONS

     On May 25, 2005, the Company entered into a two-year agreement with a new lender to provide a revolving credit line (the "Revolver") and term note (the "Term Note") of up to $1,000,000 collateralized by accounts receivable and certain fixed assets (collectively referred to herein as the "Credit Facility"). Advances under the Revolver are based on 80% of each eligible receivable, as defined. Borrowings under the Revolver and Term Note bear interest at the prime rate, plus 2%. The Credit Facility also provides for payment of a monthly collateral management fee equal to 20 basis points
     (0.02%) on the average daily outstanding balances under the Credit Facility. In addition, the Credit Facility provides for an annual fee equal to 1% of the capital availability amount, as defined, upon closing and on each anniversary of the closing date. The Company incurred loan and closing costs of $26,785 in connection with the negotiation and execution of the Credit Facility which is being amortized over the loan term of 24 months.

     On May 27, 2005, the Company borrowed a total of $805,218 under the Credit Facility to pay off amounts owed under the Company's bank line of credit (the "Bank Line of Credit") of $654,184 and bank term loan (the "Bank Term Loan") of $151,034, both of which were due on or before May 31, 2005. As of September 30, 2005 total borrowings outstanding under the Credit Facility amounted to $162,023 all of which was outstanding under the Term Note. The Company has $837,977 of borrowing availability under the Credit Facility as of September 30, 2005.

     The terms and conditions of the Credit Facility included limited guarantees from three executive officers and one director of the Company. In connection with providing such limited guarantees to the lender, the guarantors were issued an aggregate of 260,000 shares of the Company's common stock, of which an aggregate of 196,000 are being issued to the executive officers, and 64,000 shares to one outside director. The guarantors have each entered into an agreement with the Company to return the shares that they received in consideration of their limited guarantee in the event the guarantor on his own volition breaches (other than a breach that is cured within the terms of the limited guarantee agreement) or terminates his own respective limited guarantee, prior to the payment in full of the Company's obligations to the lender or the voluntary release from the limited guarantees by the lender. The Company recorded deferred compensation costs of $104,000 in connection with the issuance of common stock for the limited guarantees, which is being amortized to compensation expense over the guarantee period of 24 months.

     In 2002 we renegotiated substantially all of our outstanding debt and lease obligations with our key creditors. The restructured debt and lease agreements provided for, in some cases, the return of equipment used to collateralize such obligations, and certain periodic and monthly installment payments for the balance of such obligations. As of September 30, 2005 our outstanding restructured debt and lease obligations amounted to $339,798 and $92,978, respectively. In the event of default by the Company all amounts then outstanding are accelerated and become immediately due and payable. In addition, in the event of default, certain restructured debt and lease agreements provide for the payment of additional principal amounts of up to $187,500, excluding collection costs. As of September 30, 2005 and the filing of this Quarterly Report on Form 10-QSB we were in compliance with the terms and conditions of our renegotiated debt and lease agreements.

     The Company incurred net interest expense of $102,108 and $87,851 for the nine months ended September 30, 2005 and 2004, respectively.

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

     Plaintiff's complaint against the Defendants named above is a civil lawsuit, which was signed by the clerk on February 2, 2005. This action is brought in the United States District Court, Southern District of New York by Plaintiff against the Company, a former director, Daniel Yun, and other parties to recover money damages for alleged fraud, negligent misrepresentations and aiding and abetting fraud. The Amended Complaint alleges that the factual basis involving the action against the Company involves alleged false representations to Plaintiff to induce him to leave his then employment in 2001 and accept the Company's and another named Defendant's alleged offer of employment. Plaintiff seeks compensatory damages and punitive damages each in the amount of not less than $2,100,000 together with interest thereon, reasonable attorneys' fees and other specific relief against Defendants other than the Company. Management has denied the Plaintiff's allegations against the Company and intends to vigorously defend this lawsuit. During the quarter ended September 30, 2005, there were no material developments in this matter.

5.   RELATED PARTY TRANSACTIONS

     Transactions with BJH Management
     --------------------------------
     The Company's Chairman and Chief Executive Officer maintains his primary office in New York. In this regard, the Company reimbursed BJH Management, LLC, a company owned by the Company's Chairman and Chief Executive Officer, for office rent and related expenses totaling $25,432 and $22,793 for the nine months ended September 30, 2005 and 2004, respectively.

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

6.   ISSUANCE OF STOCK OPTIONS

     During March 2005 the Company issued to employees stock options to purchase 73,000 shares of common stock under the 2002 Stock Option Plan. Such options have a 10-year term and are exercisable at $0.40 per share and generally vest in equal installments over five consecutive years. The options were valued using the Black Schoels Model assuming volatility of 150% and a risk free interest rate of 3.5%. The total value of the options was determined to be $26,831. In addition, during September 2005 the Company issued to a new board member options to purchase 15,000 shares of common stock under the 2002 Stock Option Plan. Such options have a 10-year term and are immediately exercisable at $.40 per share. The options were valued using the Black Schoels Model assuming volatility of 150% and a risk free interest rate of 3.5%. The value of the options was determined to be $9,146.


7.   LIMITED LIABILITY COMPANIES:

     In September 2005, PRI Medical completed the formation of two new limited liability companies, which will provide surgical laser and technician services to hospitals and physicians. The limited liability companies raised a total of $200,000 in capital from third party members, which will be used to fund their initial operations as well as to provide for the required down payments on two surgical lasers. The limited liability companies will commence operations in October 2005. On behalf of the limited liability companies, in September 2005, PRI Medical purchased and subsequently resold two medical lasers to such limited liability companies. As discussed herein, these limited liability companies are included in the accompanying condensed consolidated financial statements and all significant intercompany transactions have been eliminated.

8.   SUBSEQUENT EVENT:

     On November 11, 2005 PRI Medical entered into an agreement with Advantage Medical Services, LLC ("Seller") to acquire certain operating assets of the Seller including laser equipment, vehicles, and customer lists. In addition, the Seller and certain of its principals entered into a five year non-compete agreement with PRI Medical. The purchase agreement provides for the assumption of certain equipment lease obligations in the amount of approximately $320,000, issuance of 324,000 shares of the Company's common stock, and cash consideration of $475,000. With regard to the cash consideration, PRI Medical paid $100,000 in cash to the Seller on November 14, 2005 with the balance of $375,000 payable in eight equal quarterly installments from the closing date. The common stock and cash consideration may be reduced if certain net service revenues, as defined, are not achieved during the 12-month period following the closing date. The total purchase price will be allocated to the assets acquired and to goodwill.

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

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, and actual results could be significantly different than those discussed in this Form 10-QSB. Certain statements contained in Management's Discussion and Analysis, particularly in "Liquidity and Capital Resources," and elsewhere in this Form 10-QSB are forward-looking statements. These statements discuss, among other things, expected growth, future revenues and future performance. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. The forward-looking statements are subject to risks and uncertainties including, without limitation, the following: (a) changes in levels of competition from current competitors and potential new competition,
(b) possible loss of significant customer(s), (c) the Company's ability to effectively integrate new and changing medical technologies into to its product and service offerings, (d) the Company's ability to meet the terms and conditions of its debt and lease obligations, and (e) changes in availability or terms of working capital financing from vendors and lending institutions. The foregoing should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us. All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company on the date thereof, and the Company assumes no obligation to update any forward-looking statements.

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

                                                 Three Months Ended                    Nine Months Ended
                                                    September 30,                        September 30,
                                            ------------------------------       -------------------------------
                                                2005       %      2004       %        2005       %      2004       %
                                            -------------  --  -----------  --   -------------  --  ------------  --
                                                                         (unaudited)
Revenue                                     $  3,181,811  100% $ 2,726,605  100%  $  9,052,744  100% $ 8,215,922  100%
Cost of goods sold                             1,965,207   62%   1,898,924   70%     5,865,060   65%   5,731,451   70%
                                            -------------  --  ------------  --  -------------   --  ------------  --
Gross profit                                   1,216,604   38%     827,681   30%     3,187,684   35%   2,484,471   30%
Selling, general, and administrative expenses    797,598   25%     746,283   27%     2,469,660   27%   2,319,649   28%
                                            -------------  --  ------------  --  -------------   --  ------------  --
Income from operations                           419,006   13%      81,398    3%       718,024    8%     164,822    2%
Other income (expense)                            (1,232)   0%     (26,118)  -1%         8,937    0%      23,037    0%
                                            -------------  --  ------------      ------------    --  ------------  --

Income before provision for income
    taxes and minority interest                  417,774   13%      55,280    2%       726,961    8%     187,859    2%
Provision for income taxes                             -    0%           -    0%             -    0%           -    0%
                                            -------------  --  ------------  --  -------------   --  ------------  --

Net income before minority interest              417,774   13%      55,280    2%       726,961    8%     187,859    2%

Minority interest in income of consolidated
    limited liability companies                  (16,447)  -1%     (33,733)  -1%       (95,077)  -1%    (116,063)  -1%
                                            -------------  --  ------------  --- -------------   --  ------------  ---
Net income                                  $    401,327   13% $    21,547    1% $     631,884    7% $    71,796    1%
                                            =============  ==  ============  ==  =============   ==  ============  ==

Comparison of the Three Months Ended September 30, 2005 to September 30, 2004

We generated revenues of $3,181,811 in 2005 compared to $2,726,605 in 2004. The increase in revenues of $455,206 in 2005 compared to 2004 is primarily related to an increase in revenues from our surgical procedures and to price increases implemented in late 2004 and early 2005 for various surgical and cosmetic procedures. Total revenues from surgical and cosmetic procedures comprised approximately 91% and 9%, respectively, of total revenues for 2005 and 88% and 12% for 2004, respectively.

Cost of goods sold was $1,965,207 or 62% of revenues in 2005 compared to $1,898,924 or 70% of revenues in 2004. Cost of goods sold include payroll and related expenses for technicians, cost of disposables used in providing surgical and cosmetic services, depreciation and amortization, and other expenses primarily related to delivery of our mobile surgical equipment rental and technician services. The overall increase in cost of goods sold of $66,283 in 2005 is related to an increase in the cost of disposables related to the number of surgical procedures performed in 2005 which required higher priced disposable items offset by a decrease in depreciation and amortization expense. Overall, other cost of goods sold cost categories remained relatively flat from quarter to quarter. The cost of disposables used for certain surgical procedures are higher in terms of absolute dollars than those used other surgical procedures. The total disposable costs related to surgical procedures will vary from period to period depending on the mix of procedures performed.

Gross margin was $1,216,604 in 2005 or 38% of revenues compared to $827,681 in 2004 or 30% of revenues. Gross margins will vary period-to-period depending upon a number of factors including mix of services, pricing, cost of disposables consumed in rendering our services, and contractual agreements. The improvement in gross margin during 2005 is related to the mix of services provided by the Company, price increases implemented in late 2004 and early 2005, and to cost control efforts. These factors, among others, resulted in the increase of approximately 8% in our gross margin rate in 2005 compared to 2004.

Selling, general, and administrative expenses were $797,598 or 25% of revenues in 2005 compared to $746,283 or 27% of revenues in 2004. Such costs include payroll and related expenses, insurance and rents. The increase in selling, general and administrative expenses of $51,315 in 2005 is primarily related to increases in selling payroll and commissions and to incentive compensation expense.

Other expense was ($1,232) in 2005 compared to ($26,118) in 2004. The net decrease in other expense of $24,886 is primarily related to the fact that other income (expense) for 2004 included a nonrecurring gain of $85,000 from the sale of investment in common stock of an unrelated entity, while no such gain is included in other income for 2005.

The minority interest in income of limited liability companies of $16,447 in 2005 and $33,733 in 2004 relates to the consolidation of such entities in which we hold equity investment interests. As of September 30, 2005 and 2004, in accordance with the Financial Accounting Standards Board Interpretation Nos. 46 and 46R, "Consolidation of Variable Interest Entities" the Company accounted for its equity investments in these entities under the full consolidation method.

Net income was $401,327 in 2005 compared to $21,547 in 2004. No provision for income taxes is provided for in 2005 and 2004 due to the availability of net operating loss carryforwards.

Comparison of the Nine Months Ended September 30, 2005 to September 30, 2004

We generated revenues of $9,052,744 in 2005 compared to $8,215,922 in 2004. The increase in revenues of $836,822 in 2005 compared to 2004 is primarily related to an overall increase in revenues from our surgical procedures and to price increases implemented in late 2004 and early 2005 for various surgical and cosmetic procedures. Revenues from surgical and cosmetic services comprised approximately 89% and 11%, respectively, of total revenues for 2005 compared to 88% and 12% for 2004, respectively.

Cost of goods sold was $5,865,060 or 65% of revenues in 2005 compared to $5,731,451 or 70% of revenues in 2004. Cost of goods sold include payroll and related expenses for technicians, cost of disposables used in providing surgical and cosmetic services, depreciation and amortization, and other expenses primarily related to delivery of our mobile surgical equipment rental and technician services. The overall increase in cost of goods sold of $133,609 in 2005 is primarily due to an increase in disposable costs related to an increase in the number of surgical procedures performed which required higher priced disposable items. The cost of disposables used for certain surgical procedures are higher in terms of absolute dollars than those used other surgical procedures. The total disposable costs related to surgical procedures will vary depending on the mix of procedures performed.

Gross margin was $3,187,684 in 2005 or 35% of revenues compared to $2,484,471 in 2004 or 30% of revenues. Gross margins will vary period-to-period depending upon a number of factors including mix of services, pricing, cost of disposables consumed in rendering our services, and contractual agreements. The improvement in gross margin during 2005 is related to the mix of services provided by the Company, price increases implemented in late 2004 and early 2005, and to cost control efforts. These factors, among others, resulted in the increase of approximately 5% in our gross margin rate in 2005 compared to 2004.

Selling, general, and administrative expenses were $2,469,660 or 27% of revenues in 2005 compared to $2,319,649 or 28% of revenues in 2004. Such costs include payroll and related expenses, insurance and rents. The increase of $150,011 in selling, general and administrative expenses in 2005 compared to 2004 is primarily related to increases in selling payroll and commissions, and to incentive compensation expense.

Other income was $8,937 in 2005 compared to $23,037 in 2004. The net decrease in other income of $14,100 is primarily related to the fact that other income for 2004 included a nonrecurring gain of $85,000 from the sale of investment in common stock of an unrelated entity, while no such gain is included in other income for 2005. In addition, other income for 2005 includes a gain of $51,002 from the disposition of property and equipment compared to a loss of $3,218 from such activities in 2004.

The minority interest in income of limited liability companies of $95,077 in 2005 and $116,063 in 2004 relates to the consolidation of such entities in which we hold equity investment interests. As of September 30, 2005 and 2004, in accordance with the Financial Accounting Standards Board Interpretation Nos. 46 and 46R, "Consolidation of Variable Interest Entities" the Company accounted for its equity investments in these entities under the full consolidation method.

Net income was $631,884 in 2005 compared to $71,796 in 2004. No provision for income taxes is provided for in 2005 and 2004 due to the availability of net operating loss carryforwards.

Liquidity and Capital Resources

On May 25, 2005, the Company entered into a two-year agreement with a new lender to provide a revolving credit line (the "Revolver") and term note (the "Term Note") of up to $1,000,000 collateralized by accounts receivable and certain fixed assets (collectively referred to herein as the "Credit Facility"). Advances under the Revolver are based on 80% of eligible receivables, as defined. Borrowings under the Revolver and Term Note bear interest at the prime rate, plus 2%. The Credit Facility also provides for payment of a monthly collateral management fee equal to 20 basis points (0.02%) on the average daily outstanding balances under the Credit Facility. In addition, the Credit Facility provides for an annual fee equal to 1% of the capital availability amount, as defined, upon closing and on each anniversary of the closing date. The Company incurred loan and closing costs of $26,785 in connection with the negotiation and execution of the Credit Facility which is being amortized over the loan term of 24 months.

On May 27, 2005, the Company borrowed a total of $805,218 under the Credit Facility to pay off amounts owed under the Company's bank line of credit (the "Bank Line of Credit") of $654,184 and bank term loan (the "Bank Term Loan") of $151,034, both of which were due on or before May 31, 2005. As of September 30, 2005 total borrowings outstanding under the Credit Facility amounted to $162,023 all of which was outstanding under the Term Note. The Company has $837,977 of borrowing availability under the Credit Facility as of September 30, 2005.

The terms and conditions of the Credit Facility included limited guarantees from three executive officers and one director of the Company. In connection with providing such limited guarantees to the lender, the guarantors were issued an aggregate of 260,000 shares of the Company's common stock, of which an aggregate of 196,000 were issued to the executive officers, and 64,000 shares to one director. The guarantors have each entered into an agreement with the Company to return the shares that they received in consideration of their limited guarantee in the event the guarantor on his own volition breaches (other than a breach that is cured within the terms of the limited guarantee agreement) or terminates his own respective limited guarantee, prior to the payment in full of the Company's obligations to the lender or the voluntary release from the limited guarantees by the lender. The Company recorded deferred compensation costs of $104,000 in connection with the issuance of common stock for the limited guarantees, which is being amortized to compensation expense over the guarantee period of 24 months.

In 2002 we renegotiated substantially all of our outstanding debt and lease obligations with our key creditors. The restructured debt and lease agreements provided for, in some cases, the return of equipment used to collateralize such obligations, and certain periodic and monthly installment payments for the balance of such obligations. As of September 30, 2005 our outstanding restructured debt and lease obligations amounted to $339,798 and $92,978, respectively. In the event of default by the Company all amounts then outstanding are accelerated and become immediately due and payable. In addition, in the event of default, certain restructured debt and lease agreements provide for the payment of additional principal amounts of up to $187,500, excluding collection costs. As of September 30, 2005 and the filing of this Quarterly Report on Form 10-QSB we were in compliance with the terms and conditions of our renegotiated debt and lease agreements.

In September 2005, PRI Medical completed the formation of two new limited liability companies, which will provide surgical laser and technician services to hospitals and physicians. The limited liability companies raised a total of $200,000 in capital from third party members, which will be used to fund their initial operations as well as to provide for the required down payments on two surgical lasers. The limited liability companies will commence operations in October 2005. On behalf of the limited liability companies, in September 2005, PRI Medical purchased and subsequently resold two medical lasers to such limited liability companies. As discussed herein, these limited liability companies are included in the accompanying condensed consolidated financial statements and all significant intercompany transactions have been eliminated.

On November 11, 2005 the PRI Medical entered into an agreement with Advantage Medical Services, LLC ("Seller") to acquire certain operating assets of the Seller including laser equipment, vehicles, and customer lists. In addition, the Seller and certain of its principals entered into a five year non-compete agreement with PRI Medical. The purchase agreement provides for the assumption of certain equipment lease obligations in the amount of approximately $320,000, issuance of 324,000 shares of the Company's common stock, and cash consideration of $475,000. With regard to the cash consideration, PRI Medical paid $100,000 to the Seller on November 14, 2005 with the balance of $375,000 payable in eight equal quarterly installments from the closing date. The common stock and cash consideration may be reduced if certain net service revenues, as defined, are not achieved during the 12-month period following the closing date. The total purchase price will be allocated to the assets acquired and to goodwill.

The Company had cash and cash equivalents of $603,644 at September 30, 2005. Cash provided by operating activities for the nine months ended September 30, 2005 was $2,038,859. Cash generated from operations includes net income of $631,884, depreciation and amortization of $801,568, minority interest in net income of $95,077 and an increase in accounts payable and accrued expenses of
$760,918; offset by an increase in accounts receivable of $185,898 and an increase in prepaid expenses of $39,101. Cash used in investing activities was $721,362 related to the purchase of property and equipment of $834,875, which includes $650,000 purchased on behalf of consolidated limited liability companies, and to cash distributions of $146,239 to limited liability companies, offset by net proceeds of $59,752 from the disposition of property and equipment and capital contributions of $200,000 from members in two new limited liability companies. Cash used for financing activities was $1,065,448 from net repayments of $650,000 on our revolving line of credit, borrowings of $190,000 under notes payable, payments on lease and debt obligations of $210,009 and $368,654, respectively, and payment of loan costs of $26,785.

The Company had cash and cash equivalents of $464,552 at September 30, 2004. Cash provided by operating activities for the nine months ended September 30, 2004 was $944,941. Cash from operations includes net income of $71,796, depreciation and amortization of $904,883, minority interest in net income of $116,063, decreases in accounts receivable and inventory of $70,050 and an increase in accounts payable of $20,973 offset by a decrease in accrued expenses of $151,554 and an increase in prepaid expenses of $55,712. Cash used in investing activities was $647,594 due to the purchase of property and equipment of $550,930 and net cash payments of $98,446 limited liability companies. Cash used for financing activities was $523,126 resulting from payments on lease and debt obligations of $126,929 and $296,197, respectively, and net repayments on our bank line of credit of $100,000.

We anticipate that our future liquidity requirements will arise from the need to finance our accounts receivable and inventories, and from the need to fund our current debt obligations and capital expenditures. The primary sources of funding for such requirements will be cash generated from operations, raising additional capital from the sale of equity or other securities, and borrowings under debt facilities and trade payables. The Company believes that it can generate sufficient cash flow from these sources to fund its operations for at least the next twelve months.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

        See note 4 to Notes to Condensed Consolidated Financial Statements included herein for a description of legal matters.

Item 2. Changes in Securities
        ---------------------

  (a) In the third quarter ended September 30, 2005 there were no sales of unregistered securities, except that the Company issued ten-year options to a director of the Company to purchase 15,000 common shares at $0.40 per share. No commissions were paid and the issuance of the options was exempt under Section 4(2) of the Securities Act of 1933, as amended.

  (b)   Rule 463 of the Securities Act is not applicable to the Company.

  (c) In the third quarter ended September 30, 2005 there were no repurchases by the Company of its Common Stock.


Item 3. Defaults Upon Senior Securities
        -------------------------------

        None.


Item 4. Submissions of Matters to a Vote of Security Holders
        ----------------------------------------------------

        In the third quarter ended September 30, 2005 there were no matters submitted to a vote of security holders.


Item 5. Other Information
        -----------------

        On November 2, 2005 the Company's Board of Directors approved the issuance of an aggregate of 105,000 shares of restricted common stock to certain officers and directors of the Company, subject to, forfeiture and vesting provisions.


Item 6. Exhibits
        --------

        Except for the exhibits listed below, other required exhibits have been previously filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

Number Exhibit Description
--------------------------------------------

10.1 Accounts Receivable Purchase Agreement executed May 25, 2005 by and among Access Capital, EGI and EGI's wholly-owned subsidiary, PRI Medical Technologies, Inc.*
10.2 May 2005 Letter Agreement by and among EGI and the limited guarantors, Bruce J. Haber, Mark Waldron, William M. McKay and Louis Buther*
10.3    May 2005 Amendment to Employment Contract of Bruce Haber*
10.4    May 2005 Amendment of Employment Contract of Louis Buther*
10.5 Asset Purchase Agreement - Advantage Medical Services LLC dated November 11, 2005.**
11.1 Statement re: computation of earnings per share. See condensed consolidated statement of operations and notes thereto.
31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002**
31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002**
32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
        ------------------------
        * Previously filed with Form 8-K on June 2, 2005.
        ** Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        EMERGENT GROUP INC.



Date: November 18, 2005                 By: /s/ Bruce J. Haber
                                            ------------------
                                            Bruce J. Haber,
                                            Chairman and Chief Executive Officer



Date: November 18, 2005                By:  /s/ William M. McKay
                                            --------------------
                                            William M. McKay,
                                            Chief Financial Officer