Form 10QSB/A
period 2005-09-30
EMERGENT GROUP INC/NY
filed 2005-12-16
CIK 1021097

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ___________________________________

                                  FORM 10-QSB/A
                       ___________________________________

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

                          FORM 10-QSB/A Quarterly Report

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information contained in this Form 10-QSB/A and documents incorporated herein by reference are intended to update the information contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 and such information presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors" and other information contained in such Form 10-KSB and other Company filings with the Securities and Exchange Commission ("SEC").

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


                                        EMERGENT GROUP INC.



Date: December 15, 2005                 By: /s/ Bruce J. Haber
                                            ------------------
                                            Bruce J. Haber,
                                            Chairman and Chief Executive Officer



Date: December 15, 2005                By:  /s/ William M. McKay
                                            --------------------
                                            William M. McKay,
                                            Chief Financial Officer