Form 10KSB
period 2005-12-31
EMERGENT GROUP INC/NY
filed 2006-03-31
CIK 1021097

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____ to ___

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

Check whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State Issuer's revenues for its most recent fiscal year: $12,479,263

As of March 29, 2006, the number of shares held by non-affiliates was approximately 2,000,000 shares. The approximate market value based on the last sale (i.e. $2.60 per share as of March 29, 2006) of the Company's Common Stock was approximately $5,200,000.

The number of shares outstanding of the Registrant's Common Stock, as of March 29, 2006, was 5,452,610.

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

     Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results and stockholder values may differ materially from those expressed in the forward-looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. Stockholders are cautioned not to put undue reliance on any forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under "Risk Factors." In addition to the Risk Factors and other important factors discussed elsewhere in this annual report, you should understand that other risks and uncertainties and our public announcements and SEC filings could affect our future results and could cause results to differ materially from those suggested by the forward-looking statements.

                                     PART I
Item 1.  Description of Business
--------------------------------

THE COMPANY
-----------

     Emergent  Group  Inc.  ("Emergent")  is the parent  company of PRI  Medical
Technologies, Inc., ("PRI Medical"), its wholly owned and only operating subsidiary. Emergent acquired PRI Medical in July 2001 and merged its wholly owned subsidiary, Physiologic Reps ("PRI"), into PRI Medical. Emergent, PRI Medical and PRI are referred to collectively hereinafter as the "Company." PRI Medical is a provider of surgical equipment on a fee for service basis to hospitals, surgical care centers and other health care providers. PRI Medical serves both large and small health care providers, including: 1) smaller independent hospitals and physicians who cannot afford to buy surgical equipment because of budget constraints or cannot justify buying due to limited usage; and
2) larger, well-financed hospitals that may be able to purchase equipment for use in their own facility but may choose not to because reimbursement or utilization rates for certain procedures do not warrant a capital commitment. Additionally, infrequent utilization may not justify the cost of training and retention of technicians to operate such equipment. PRI Medical is also able to provide its technicians to support hospital-owned surgical equipment on a fee for service basis, thus improving efficiency and reducing costs for the hospital. Reduced operating costs and improved flexibility for hospitals are elements of the PRI Medical value proposition to its customers.

     PRI Medical makes mobile surgical services available to its customers by providing mobile lasers and other surgical equipment on a per procedure basis to hospitals, outpatient surgery centers, and physician offices along with technical support required to ensure the equipment is working correctly.

     PRI Medical's mobile surgical services focus on two areas of the health care industry: surgical care and cosmetic surgery. In the surgical care area, physicians can perform surgery at hospitals or surgery centers by renting PRI Medical's laser or other equipment. For cosmetic surgery, physicians benefit from having different laser technologies available to offer to their patients without a significant capital investment. In both instances, physicians and hospitals receive PRI Medical's technical support and expertise that is provided with the equipment, allowing the staff to concentrate on their patient care duties without the distraction of setup and running of the equipment.

     PRI Medical has over 600 active surgical service accounts in California, Utah, Colorado, Nevada, New York and Arizona and experiences a high rate of repeat business from the hospitals, surgery centers and doctors we serve. The market encompasses many disciplines including plastic/cosmetics surgery, dermatology, orthopedic surgery, otolaryngology, urology, obstetrics, gynecology, ophthalmology, general surgery and podiatry. Equipment is increasingly becoming more specialized to specific medical procedures, and technical training of the physician regarding the use of equipment is an integral part of PRI Medical's business.

     PRI Medical's healthcare distribution network allows physicians, hospitals and healthcare facilities access to new medical equipment without the expense of acquisition. PRI Medical is able to help manufacturers bring advanced medical technologies to market by using its distribution channels and its relationships with doctors, hospitals and healthcare facilities to introduce selected additional surgical products and services to end users on a `fee per procedure' model. PRI Medical had revenues of approximately $12.5 million and $11.0 million in 2005 and 2004, respectively, and assisted in over 14,000 surgical and cosmetic procedures. By making new technologies available to physicians PRI Medical hopes to become a provider of innovative medical device and support services to the healthcare community early in a product's life cycle.

PRODUCTS AND SERVICES
---------------------

     PRI Medical's technicians provide surgical equipment and related technical services support to physicians and operating room ("O.R.") personnel in hospitals, surgical care centers and other health-related facilities on a per-procedure basis. Mobile surgical services are ordered from 24 hours to several months in advance of surgery, and re-confirmed with the customer the day before the medical procedure by PRI Medical's scheduling department. Upon arrival at the customer site, PRI Medical's technician set up the equipment, posts required warning notices outside the O.R., issues safety equipment to the O.R. staff, provides any disposable materials needed, and supplies equipment certifications and/or documentation required for hospital record keeping. Technician-only services are made available to hospitals and surgery facilities, especially those with fluctuating occupancy levels. Customers sometime find that outsourcing of trained technicians without renting equipment to be a cost-effective alternative to training and staffing their own personnel.

     PRI Medical's laser equipment encompasses CO2, Greenlight PV, Nd:YAG, Pulse Dye, KTP/YAG, and Holmium YAG laser technology. PRI Medical has established working relationships with leading laser manufacturers and is sometimes an introducer of laser technology in its markets. PRI Medical reviews developments in the medical field to stay abreast of new and emerging technologies and to obtain new surgical medical equipment. In this regard, PRI Medical has, in recent years, added equipment to provide for services in cryosurgery, transmyocardial revascularization, advanced visualization technology, lithotripsy, microwave therapy, and prostrate surgery. The Company strives to develop and expand strategic relationships in order to enhance its product lines and improve its access to new medical devices.

     PRI Medical also provides its customers with disposable products and/or attachments that are needed for a given medical procedure. These disposable products are primarily related to laser equipment rentals requiring fibers, tubing, laser drapes and masks. Customers may benefit from this added service by lowering their inventory levels of infrequently used products.

     In prior years PRI Medical offered general medical rental equipment to its customers. However, in late 2001 the Company decided to discontinue this area of business in order to focus on its core mobile surgical equipment rental and services business. Thus, revenues from rentals of general medical equipment decreased to $41,069 in 2005 compared to $102,237 in 2004. "See Management's Discussion and Analysis of Financial Condition and Results of Operations."

MARKETING AND SALES
-------------------

     PRI Medical markets its mobile surgical equipment and services business largely through the efforts of its direct sales force, which focuses on providing high-quality service and products to customers and on obtaining new customer accounts. In conjunction with its sales efforts, PRI Medical sponsors educational seminars on new laser and other surgical equipment technologies, which are attended by its current and prospective customers. These seminars allow PRI Medical's direct sales force to introduce new technologies and procedures to its customer base early in the product's life cycle.

     PRI Medical's sales representatives attend national and regional physician medical seminars and trade shows to present PRI Medical's services and products. PRI Medical also markets its products and services through direct mail marketing of literature and promotional materials, which describe PRI Medical's complete range of surgical equipment and services to hospitals, surgery centers and physicians.


PURCHASE OF CERTAIN OPERATING ASSETS OF ADVANTAGE MEDICAL SERVICES, LLC
-----------------------------------------------------------------------

     On November11, 2005 PRI Medical entered into an agreement with Advantage Medical Services, LLC ("Seller") to acquire certain operating assets of the Seller including laser equipment and customer lists. In addition, the Seller and certain of its principals entered in a five year non-compete agreement with PRI Medical. The purchase agreement provided for the assumption of certain equipment lease obligations in the amount of approximately $308,000, issuance of 324,000 shares of the Company's common stock, and cash consideration of $475,000. With regard to the cash consideration, PRI Medical paid $100,000 in cash to the Seller on November 14, 2005 with the balance of $375,000 payable in 12 equal quarterly installments from the closing date. The common stock and cash consideration may be reduced if certain net service revenues, as defined, from customers noted on the customer list, are not achieved during the 12-month period following the closing date. The total purchase price was allocated to the assets acquired and to goodwill. In connection with this transaction, Mr. Bruce
J. Haber, the Company's Chairman and Chief Executive Officer, received an irrevocable proxy to vote the aforementioned 324,000 shares until the time that the shares are transferred to a non-affiliated party.

MARKETS
-------

     PRI Medical currently serves customers in California, Colorado, Utah, Nevada, New York and Arizona. Each location is staffed with full-time technicians and sales representatives. During the years ended December 31, 2005 and 2004, no customer accounted for more than 10% of PRI Medical's total sales.

Hospital Mobile Laser/Surgical Services
---------------------------------------

     PRI Medical provides mobile laser/surgical services to customers in each market served. Each location is staffed with full-time trained technicians and sales representatives, and is equipped with a variety of surgical equipment to meet customer needs. During each of the years ended December 31, 2005 and 2004, PRI Medical performed over 14,000 procedures company-wide. Revenues from our surgical mobile medical equipment and services business comprised approximately 90% and 87%, of our total revenues for 2005 and 2004 respectively. We believe that revenue from our surgical related services will continue to comprise the majority of our revenues in the foreseeable future.

Cosmetic Mobile Laser/Surgical Services
---------------------------------------

     The cosmetic laser business is primarily physician office based. This market is characterized by rapid changes in specific techniques as new technology emerges. Recently, cosmetic laser skin resurfacing surgery has shown significant growth, however, price competition is a constant challenge from smaller start-up companies. For the years ended December 31, 2005 and 2004 revenues from our cosmetic laser business comprised approximately 10% and 12% respectively, of our total revenues.

INVESTMENTS
-----------

Investments In Limited Liability Companies
------------------------------------------

     In connection with expanding its business in certain commercial and geographic areas, PRI Medical will at times help to form Limited Liability Companies ("LLCs") in which it will acquire a minority interest and offer the remaining interest to other investors. These LLCs acquire certain equipment for use in their respective business activities which generally focus on surgical procedures. PRI Medical helped to form and acquired minority equity interests in various LLCs in Colorado and California and currently holds minority interest in four LLCs as of December 31, 2005. During 2005, PRI Medical helped to form two new LLCs, which subsequently raised total capital of $200,000 from investors. Such LLCs acquired two surgical lasers in 2005 and in January 2006 financed such equipment through lease financing in the aggregate amount of $600,000. The investors in each LLC provided the financing company with individual proportionate lease guarantees based on their respective ownership percentages in the LLCs. In addition, PRI Medical provided corporate guarantees to the financing company in connection with such lease financing. The investors in each LLC agreed to indemnify PRI Medical against losses, if any, incurred in connection with its guarantees.

     For the years ended December 31, 2005 and 2004 in accordance with the Financial Accounting Standards Board Interpretation No. 46R, "Consolidation of Variable Interest Entities" the Company accounted for its equity investments in its LLCs under the full consolidation method whereby transactions between the Company and LLCs have been eliminated through consolidation. "See Management's Discussion and Analysis of Financial Condition and Results of Operations."

Other Investments
-----------------

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

GOVERNMENT REGULATION
---------------------

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

POTENTIAL EXPOSURE TO LIABILITY
-------------------------------

     Physicians, hospitals and other providers in the healthcare industry are subject to lawsuits, which may allege medical malpractice or other claims. Many of these lawsuits result in substantial defense costs and judgments or settlements. The Company does not engage in the practice of medicine, nor does it control the practice of medicine by physicians utilizing its services or their compliance with regulatory requirements directly applicable to such physicians or physician groups. However, the services the Company provides to physicians, including actions by its technicians, its establishment of protocols and its training programs, could give rise to liability claims. The Company may become involved in material litigation in the future and it is possible that a claim or claims arising from such litigation might exceed the Company's insurance coverage. Currently, the Company's current product liability insurance coverage expires in April 2006. In the future, depending on market conditions, there can be no assurances that the Company can maintain such insurance coverage or obtain new coverage from a different insurance carrier should the need arise.

COMPETITION
-----------

     The market for PRI Medical's mobile surgical services is highly competitive. Companies, particularly in the laser surgery industry, often compete by price, thereby impacting profit margins. In addition, PRI Medical faces many existing and future competitors of various size and scale. Some of our competitors have significantly greater financial and management resources than the Company. Competitors in our market include Healthtronics, a publicly held company, and two privately held companies by the name of Mobile Med, Incorporated and Southland Surgical. In spite of such competition, the Company believes that it can compete successfully but can give no assurances with regard to its ability to compete. The Company's business could be adversely affected if our customers elect to purchase surgical equipment directly from the manufacturers and hire their own technicians.

EMPLOYEES
---------

     As of March 20, 2006, the Company employed 81 full-time persons (including three executive officers), 57 of whom were involved in operations activities (most of these were active as field technicians), 13 of whom were involved in sales and marketing, and 11 of whom were involved in administration, information technology, and accounting. In addition, the Company may employ part-time and occasional employees as technicians to handle overload situations. None of our employees are represented by collective bargaining agreements. We believe that our relationship with our employees is good.

RISK FACTORS
------------

WE HAVE INCURRED LOSSES IN THE PAST AND MAY INCUR LOSSES IN THE FUTURE.

     For the years ended December 31, 2005 and December 31, 2004, we reported net income of $966,252 and $23,280, respectively. However, we have incurred operating losses in the years preceding 2004. Our ability to generate positive operating results are dependent upon many factors and variables including market conditions for our products and services, changing technologies within the medical equipment industry, and competition. Although we have shown improvement in our net operating results over the last two years, there can be no assurances that we will continue to achieve positive operating results in future periods.

OUR CORE BUSINESS IN MOBILE SURGICAL SERVICES HAS BEEN VERY PRICE COMPETITIVE.

     The market for our services and equipment is highly competitive. Competitors often compete by lowering prices, thus impacting profit margins. We can provide no assurances that we will be successful (profitable) in a highly competitive market.

WE MAY NEED SUBSTANTIAL ADDITIONAL FINANCING TO ACHIEVE OUR STRATEGIC GOALS.

     Much of our future growth and our ability to meet existing debt, lease and vendor obligations depend upon our ability to expand our customer base and on our ability to acquire new technologies related to medical surgical equipment. Such endeavors may require additional capital resources in addition to cash from operations. These initiatives may require us to raise significant sums of additional capital, which may or may not be available. In addition, raising additional capital may result in substantial dilution to existing shareholders. We can provide no assurances that such financing will be available to us in the future on satisfactory terms, if at all.

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

THERE IS NO ESTABLISHED TRADING MARKET FOR OUR STOCK.

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

IF WE LOSE SENIOR MANAGEMENT AND KEY EMPLOYEES ON WHOM WE DEPEND, OUR BUSINESS COULD SUFFER.

     We have employment contracts with Bruce J. Haber and Louis Buther who are key employees and officers of the Company. We currently do not have "key-person" life insurance policies to cover the lives of Messrs. Haber and Buther or any other key employees. The ability to continue to attract and retain highly skilled personnel will be a critical factor in determining our future success. Competition for highly skilled personnel is intense and we may not be successful in attracting, assimilating or retaining qualified personnel to fulfill current or future needs. If we cannot recruit, train, retain and effectively manage key employees, our business, profitability and growth prospects could suffer.

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

WE FACE INTENSE COMPETITION.
----------------------------

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

Item 2.  Description of Property
--------------------------------

     The Company leases approximately 14,400 square feet of office/warehouse space for its operations and headquarters in Glendale, California. The lease agreement currently provides for monthly rent of approximately $14,500, plus reimbursements for property taxes and insurance, and is subject to annual increases based on increases in the Consumer Price Index. This lease expires in July 2006; however, the Company is currently in discussions with the landlord to renew the lease for another five year period. We believe that we can find suitable alternative office/warehouse space at competitive lease rates in the event the existing lease is not renewed. The Company also leases an aggregate of approximately 4,000 square feet of space for its field and sales offices under operating lease agreements that expire on various dates through May 2007 in Northern California, Colorado and Utah. We believe our present facilities are adequate for our reasonably foreseeable needs.

Item 3. Legal Proceedings
-------------------------

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

     The civil lawsuit, which was signed by the clerk on February 2, 2005, is brought in the United States District Court, Southern District of New York, is an action by Plaintiff against the Company, a former director, Daniel Yun, and other parties to recover money damages for alleged fraud, negligent misrepresentations and aiding and abetting fraud. The 35-page Amended Complaint alleges that the factual basis involving the action against the Company involves alleged false representations to Plaintiff to induce him to leave his then employment in 2001 and accept the Company's and another named Defendant's alleged offer of employment. Plaintiff seeks compensatory damages and punitive damages each in the amount of not less than $2,100,000 together with interest thereon, reasonable attorneys' fees and other specific relief against Defendants other than the Company. Management has denied the Plaintiff's allegations against the Company and is vigorously defending this lawsuit.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------

     Our common stock trades on the OTC Electronic Bulletin Board under the symbol "EMGP." The following table sets forth the range of high and low closing prices of our Common Stock for the periods indicated.

      Quarters Ended                                     High      Low
      -----------------------------------------------------------------
      March 31, 2004.................................... 0.66      0.11
      June 30, 2004..................................... 0.66      0.66
      September 30, 2004................................ 0.70      0.66
      December 31, 2004................................. 2.25      1.30
      March 31, 2005.................................... 2.50      0.85
      June 30, 2005..................................... 1.00      0.62
      September 30, 2005................................ 1.01      0.51
      December 31, 2005................................. 2.55      0.69

     All  quotations  reflect  inter-dealer  prices,   without  retail  mark-up,
markdown or commissions, and may not necessarily represent actual transactions.

     As of March 29, 2006, there were approximately 673 holders of record of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name. The Company's transfer agent is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, NY 10038.

Dividend Policy
---------------

     On January 5, 2006, we paid a $0.10 per share cash dividend to our common stockholders of record on December 14, 2005. Previously, we have never paid any cash or other dividends to our stockholders. Our Board of Directors will determine our future dividend policy on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities. We can give no assurances that cash or other dividends will be declared and paid in future operating periods.

Recent Sales of Unregistered Securities
---------------------------------------

     During the year ended December 31, 2005, the Company had no sales or issuances of unregistered Common Stock, except as follows:

First Quarter Sales: None

Second Quarter Sales: An aggregate of 260,000 shares of our Common Stock were sold to executive officers and directors of our Company in connection with certain loan guarantees. There were no commissions paid in connection with the issuance of these shares which were exempt under section 4(2) of the Securities Act of 1933, as amended.

Third Quarter Sales: Options to purchase 15,000 shares at an exercise price of $.40 per share were granted to a director of our company and were subsequently exercised. There were no commissions paid in connection with the issuance of these shares which were exempt under section 4(2) of the Securities Act of 1933, as amended.

Fourth Quarter Sales: An aggregate of 105,000 shares were issued as restricted stock awards to executive officers and directors of our Company, subject to vesting in five equal annual installments commencing November 2, 2006 and the forfeiture of the non-vested portion in the event that recipient is no longer serving as an officer or director of our Company at the time of vesting, subject to the Board's right to waive the forfeiture provisions. There were no commissions paid in connection with the issuance of these shares which were exempt under section 4(2) of the Securities Act of 1933, as amended.

                     An aggregate of 324,000 shares were issued pursuant to the Company's agreement to acquire certain assets of Advantage Medical Services, LLC and certain individuals entering into a non-compete agreement. There were no commissions paid in connection with the issuance of these shares which were exempt under section 4(2) of the Securities Act of 1933, as amended.


Recent Purchases of Securities
------------------------------

     During the year ended December 31, 2005, the Company had no repurchases of its Common Stock.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

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

Critical Accounting Policies
----------------------------

     Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements require management to make estimates and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our financial statements.

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

Overview
--------

     PRI Medical is a provider of mobile surgical equipment, on a fee for service basis, to hospitals, surgical care centers and other health care providers. PRI Medical serves both large and small health care providers and makes mobile surgical services available to its customers by providing this equipment on a per procedure basis to hospitals, out patient surgery centers, and physician offices. PRI Medical provides mobile lasers and other surgical equipment with technical support required to ensure the equipment is working correctly.

Results of Operations
---------------------

     The following table sets forth certain selected condensed consolidated statement of operations data for the periods indicated:

Statement of Operations Data
----------------------------
                                                       December 31,
                                             ---------------------------------
                                                 2005        %       2004        %

                                              ------------    -- -------------    --
Revenue                                       $ 12,479,263  100% $  10,967,369  100%
Cost of goods sold                               7,937,656   64%     7,703,124   70%
                                              ------------    -- -------------    --

Gross profit                                     4,541,607   36%     3,264,245   30%

Selling, general, and administrative expenses    3,399,359   27%     3,152,409   29%
                                              ------------    -- -------------    --

Income from operations                           1,142,248    9%       111,836    1%

Other income, net                                    9,539    0%        67,953    1%
                                              ------------    -- -------------    --

Income before provision for income
    taxes and minority interest                  1,151,787    9%       179,789    2%
Provision for income taxes                          27,007    0%            -     0%
                                              ------------    -- -------------    --

Net income before minority interest              1,124,780    9%       179,789    2%
                                                              --                  --

Minority interest in income of consolidated
    limited liability companies                   (158,528)  -1%      (156,509)  -1%
                                              ------------    -- -------------    --
Net income                                    $    966,252    8% $      23,280    0%
                                              ============    == =============    ==

     The consolidated financial statements of the Company for the periods ended December 31, 2005 and 2004 reflect net income of $966,252 and $23,280, respectively, on net revenues of $12,479,263 and $10,967,369, respectively.

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

     The Company generated revenues of $12,479,263 in 2005 compared to $10,967,369 in 2004. The increase in revenues in 2005 of $1,511,894, or 14% is related to an increase in revenues from our higher-priced surgical procedures, the inclusion of revenues from consolidated limited liability companies, to revenues generated from customers acquired from a competitor in November 2005 and to price increases implemented in late 2004 and early 2005. Revenues for 2005 include revenues of $906,365 from four consolidated limited liability companies while 2004 includes revenues of $833,093 from two such companies. In addition, we acquired certain operating assets and customer lists from a competitor during November 2005, which also contributed to the increase revenues for 2005. Revenues from our surgical and cosmetic procedures represented approximately 90% and 10% of total revenues for 2005 and 87% and 12% for 2004, respectively.

     Cost of goods sold of was $7,937,656 in 2005 compared to $7,703,124 in 2004. Costs of good sold primarily consist of payroll costs and related expenses for technicians, cost of disposables consumed, insurance costs and other operating costs incurred in rendering mobile medical equipment and technician services. The increase in cost of goods sold of $234,532 or 3% for 2004 is generally due to increases in disposable costs and payroll and related costs offset by a decrease in depreciation expense and a reduction of $50,000 in our reserve for excess/obsolete inventory in 2005. Disposable costs increased as a result of a change in the mix of surgical procedures rendered to customers whereby a greater number of procedures were performed in 2005 compared to 2004 that required more expensive disposable items while payroll costs increased as a result of the increase in the number of surgical and cosmetic procedures performed in 2005. Depreciation and amortization expense decreased due to the fact that certain assets became fully depreciated in mid-2005 and such decreases in depreciation were not entirely offset by depreciation from newly acquired assets. The net change in other cost categories included in cost of goods sold remained relatively unchanged in 2005 compared to 2004.

     Gross profit from operations was $4,541,607 in 2005 compared to $3,264,245 in 2004. Gross profit as a percentage of revenues was 36% in 2005 compared to 30% for 2004. The improvement in our gross profit margin in 2005 is primarily due to per procedure price increases implemented in late 2004 and early 2005 for various surgical and cosmetic procedures, the mix of surgical procedures and to a reduction of $50,000 in our reserve for excess/obsolete inventory in 2005. Profit margins, net of disposable costs, will vary depending on the type of surgical procedure performed due to the fact that certain procedures require more expensive disposable items. In addition, gross margin rates will vary from period to period depending upon various factors including product and service mix, pricing considerations, and equipment and technician utilization rates. The gross margin for 2005 is not necessarily indicative of the margins that may be realized in future periods.

     Selling, general and administrative expenses were $3,399,359 in 2005 compared to $3,152,409 in 2004. The increases of $246,950 or 8% in such expenses primarily relate to increases in payroll costs for sales personnel, including commissions, and to an increase in accrued bonus incentives for management personnel. Selling, general and administrative expenses as a percent of revenue was 27% in 2005 compared to 29% in 2004.

     Other income was $9,539 in 2005 compared to $67,953 in 2004. Other income includes interest expense, gains and losses on the disposal of property and equipment and other non-recurring income (loss) items. The net decrease in other income of $58,414 in 2005 is due to an increase in interest expense of $18,334 primarily related to minimum borrowing costs incurred in connection with our new revolving line of credit agreement, a decrease in other non-recurring income of $135,000 related to the sale of investment securities and from a legal settlement in 2004 while no such items were recognized in 2005, offset by a net increase of $66,084 in gains from the disposable of property and equipment in 2005.

     The minority interest in net income of limited liability companies was $158,528 in 2005 compared to $156,509 in 2004. Minority interest in income relates to the consolidation of four entities in 2005 and two entities in 2004 in which we hold an equity investment interest. As of December 31, 2005 and 2004 in accordance with the Financial Accounting Standards Board Interpretation Nos. 46 and 46R, "Consolidation of Variable Interest Entities" the Company accounted for its equity investments in these entities under the full consolidation method. The Company previously utilized the equity method of accounting for such investments.

     The Company's net income was $966,252 in 2005 compared to $23,280 in 2004. Basis net income per share for 2005 and 2004 was $0.20 and $-0-, respectively, while fully diluted net income per share for 2005 and 2004 was $0.19 and $-0-, respectively. Basic and fully diluted shares outstanding for 2005 were 4,934,430 and 5,189,648, respectively, and 4,744,551 for 2004. The provision for taxes of $27,007 represent Alternative Minimum Tax (AMT) for the year ended December 31, 2005. Due to the availability of net operating loss carryforwards, no other taxes are due.

Recently Issued Accounting Pronouncements
-----------------------------------------

     During 2004 to 2006 the Financial Accounting Standards Board ("FASB") issued SFAS No.154 through SFAS No.155 and an amendment to SFAS 123. These pronouncements and any anticipated effect on us are described in Note 2 in the notes to our consolidated financial statements, which are incorporated herein by reference to Item 7.

Liquidity and Capital Resources
-------------------------------

     On May 25, 2005, the Company entered into a two-year agreement with a new lender to provide a revolving credit line (the "Revolver") and term note (the "Term Note") of up to $1,000,000 collateralized by accounts receivable and certain fixed assets (collectively referred to herein as the "Credit Facility"). Advances under the Revolver are based on 80% of eligible receivables, as defined. Borrowings under the Revolver and Term Note bear interest at the prime rate, plus 2%. The Credit Facility also provides for payment of a monthly collateral management fee equal to 20 basis points (0.2%) on the average daily outstanding balances under the Credit Facility. In addition, the Credit Facility provides for an annual fee equal to 1% of the capital availability amount, as defined, upon closing and on each anniversary of the closing date. The Company incurred loan and closing costs of $26,785 in connection with the negotiation and execution of the Credit Facility which is being amortized over the loan term of 24 months.

     On May 27, 2005, the Company borrowed a total of $805,218 under the Credit Facility to payoff amounts owed under the Company's bank line of credit (the "Bank Line of Credit") of $654,184 and bank term loan (the "Bank Term Loan") of $151,034, both of which were due on or before May 31, 2005. As of December 31, 2005 total borrowings outstanding under the Credit Facility amounted to $146,220 all of which is due under the Term Note. The Company has $853,780 of borrowing availability under the Credit Facility as of December 31, 2005.

     The terms and conditions of the Credit Facility included limited guarantees from three executive officers and one director of the Company. In connection with providing such limited guarantees to the lender, the guarantors were issued an aggregate of 260,000 shares of the Company's common stock, of which an aggregate of 200,500 were issued to the executive officers, and 64,000 shares to one director. The guarantors have each entered into an agreement with the Company to return the shares that they received in consideration of their limited guarantee in the event the guarantor on his own volition breaches (other than a breach that is cured within the terms of the limited guarantee agreement) or terminates his own respective limited guarantee, prior to the payment in full of the Company's obligations to the lender or the voluntary release from the limited guarantees by the lender. The Company recorded deferred compensation costs of $104,000 in connection with the issuance of common stock for the limited guarantees, which is being amortized to compensation expense over the guarantee period of 24 months. Deferred compensation amortization expense was $32,329 for the year ended December 31, 2005.

     On November 11, 2005 PRI Medical entered into an agreement with Advantage Medical Services, LLC ("Seller") to acquire certain operating assets of the Seller including laser and other surgical equipment and customer lists. In addition, the Seller and certain of its principals entered in a five year non-compete agreement with PRI Medical. The purchase agreement provides for the assumption of certain equipment lease obligations in the amount of approximately $320,000, issuance of 324,000 shares of the Company's common stock, and cash consideration of $475,000. With regard to the cash consideration, PRI Medical paid $100,000 in cash to the Seller on November 14, 2005 with the balance of $375,000 payable in eight equal quarterly installments from the closing date. The common stock and cash consideration may be reduced if certain net service revenues, as defined, are not achieved during the 12-month period following the closing date. The total purchase price was allocated to the assets acquired and to goodwill. In connection with this transaction, Mr. Bruce J. Haber, the Company's Chairman and Chief Executive Officer, received an irrevocable proxy to vote the aforementioned 324,000 shares until the time that the shares are transferred to a non-affiliated party.

     On January 5, 2006, we paid a $0.10 per share cash dividend to our common stockholders of record on December 14, 2005. Previously, we have never paid any cash or other dividends to our stockholders. Our Board of Directors will determine our future dividend policy on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities. We can give no assurances that cash or other dividends will be declared and paid in future operating periods.

     In 2002 we renegotiated substantially all of our outstanding debt and lease obligations with our key creditors. The restructured debt and lease agreements provided for, in some cases, the return of equipment used to collateralize such obligations, and certain periodic and monthly installment payments for the balance of such obligations. As of December 31, 2005 our outstanding restructured debt and lease obligations amounted to $291,227 and $72,497, respectively. In the event of default by the Company all amounts then outstanding are accelerated and become immediately due and payable. In addition, in the event of default, certain restructured debt and lease agreements provide for the payment of additional principal amounts of up to $187,500, excluding collection costs. As of December 31, 2005 and the filing of this Annual Report on Form 10-KSB we were in compliance with the terms and conditions of our renegotiated debt and lease agreements.

     The Company had cash and cash equivalents of $585,377 at December 31, 2005. Cash provided by operating activities for the year ended December 31, 2005 was $1,821,326. Such amount includes net income of $966,252, depreciation and amortization of $1,072,891, minority interest in net income of $158,528 and an increase in accrued expenses of $333,852 offset by increases in accounts receivable of $456,620, inventory of $244,852 and gain on disposal of property and equipment and other of $82,002. Cash used in investing activities amounted to $356,969 due to the purchase of property and equipment of $346,786, cash paid to members of limited liability companies of $201,035, and a cash down payment of $100,000 in connection with the acquisition of certain operating assets of a competitor, offset by proceeds from the sale of property and equipment of $90,852 and capital contributions of $200,000 from new members in two limited liability companies formed during 2005 for which we serve as manager. Cash used in financing activities of $1,230,575, was primarily the result of the pay down of debt and lease obligations of $561,023 and borrowings and repayments of $7,827,616 and $8,477,616, respectively, under our revolving line of credit.

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

Forward-Looking Statements
--------------------------

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

Item 7.  Financial Statements
-----------------------------

Financial Statements
--------------------

     The report of the Independent Registered Public Accounting Firm, Financial Statements and Schedules are set forth beginning on page F-1 of this Annual Report on Form 10-KSB following this page.

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                                               CONSOLIDATED FINANCIAL STATEMENTS
                                  FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                                                                        CONTENTS
                                                               December 31, 2005

--------------------------------------------------------------------------------


                                                                          Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                 F1 - F2

CONSOLIDATED FINANCIAL STATEMENTS

       Consolidated Balance Sheets                                           F3

       Consolidated Statements of Operations                                 F4

       Consolidated Statements of Shareholders' Equity                       F5

       Consolidated Statements of Cash Flows                                 F6

       Notes to Consolidated Financial Statements                    F-8 - F-22

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM








Board of Directors and Shareholders
Emergent Group Inc. and subsidiaries

We have audited the consolidated balance sheet of Emergent Group Inc. and subsidiaries as of December 31, 2005 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emergent Group Inc. and subsidiaries as of December 31, 2005 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/S/ ROSE, SNYDER & JACOBS


Encino, California
March 17, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM





Board of Directors and Shareholders
Emergent Group Inc. and subsidiaries
Glendale, California

We have audited the consolidated balance sheet of Emergent Group Inc. and subsidiaries as of December 31, 2004 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emergent Group Inc. and subsidiaries as of December 31, 2004 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/S/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP


Los Angeles, California
March 8, 2005

                      Emergent Group Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                    December 31,
                                                                          --------------------------------
                                                                                2005            2004
                                                                          --------------- ----------------
                                  ASSETS


Current assets
     Cash                                                                 $       585,377 $        351,595
     Accounts receivable, net of allowance for doubtful
        accounts of $20,487 and $26,125                                         1,891,413        1,429,155
     Inventory, net of reserves of $80,148 and $141,916                           617,596          372,744
     Prepaid expenses                                                             157,526          128,968
                                                                          --------------- ----------------

           Total current assets                                                 3,251,912        2,282,462

Property and equipment, net of accumulated depreciation and
        amortization of $3,878,680 and $2,931,943                               2,467,923        1,896,309
Goodwill                                                                        1,195,035          779,127
Other intangible assets, net of accumulated amortization
        of $56,901 and $29,487                                                    209,384           76,798
Deposits and other assets                                                         106,177           56,892
                                                                          --------------- ----------------

Total assets                                                              $     7,230,431 $      5,091,588
                                                                          =============== ================

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Current portion of capital lease obligations                               $ 490,061 $        347,558
     Current portion of notes payable                                             434,309          389,247
     Dividend payable to shareholders                                             512,861                -
     Line of credit                                                                     -          650,000
     Accounts payable                                                           1,238,296          565,136
     Accrued expenses                                                             992,578          684,244
                                                                          --------------- ----------------

           Total current liabilities                                            3,668,105        2,636,185

Capital lease obligations, net of current portion                                 454,155          269,269
Notes payable, net of current portion                                             378,139          291,229
                                                                          --------------- ----------------

           Total liabilities                                                    4,500,399        3,196,683

Minority interest                                                                 339,421          181,928

Shareholders' equity
     Preferred stock, $0.001 par value, non-voting 10,000,000
        shares authorized, no shares issued and outstanding                             -                -
     Common stock, $0.04 par value, 100,000,000 shares authorized
        5,451,631 and 4,744,551 shares issued and outstanding                     218,065          189,782
     Additional paid-in capital                                                14,815,571       14,488,090
     Deferred compensation, net of accumulated amortiziation of $32,329          (131,521)               -
     Accumulated deficit                                                      (12,511,504)     (12,964,895)
                                                                          --------------- ----------------

           Total shareholders' equity                                           2,390,611        1,712,977
                                                                          --------------- ----------------
 Total liabilities and shareholders' equity                               $     7,230,431 $      5,091,588
                                                                          =============== ================

                 The accompanying notes are an integral part of
                           these financial statements.

                      Emergent Group Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                               Year Ended December 31,
                                                           ---------------------------------
                                                                2005             2004
                                                           ---------------- ----------------
Revenue                                                    $     12,479,263 $     10,967,369
Cost of goods sold                                                7,937,656        7,703,124
                                                           ---------------- ----------------

Gross profit                                                      4,541,607        3,264,245

Selling, general, and administrative expenses                     3,399,359        3,152,409
                                                           ---------------- ----------------

Income from operations                                            1,142,248          111,836

Other income (expense)
     Interest expense                                              (140,551)        (122,217)
     Gain (loss) on disposal of property and equipment               52,002          (14,082)
     Other income, net                                               98,088          204,252
                                                           ---------------- ----------------

            Total other income (expense)                              9,539           67,953
                                                           ---------------- ----------------

Income before provision for income taxes
     and minority interest                                        1,151,787          179,789
Provision for income taxes                                           27,007                -
                                                           ---------------- ----------------

Income before minority interest                                   1,124,780          179,789

Minority interest in income of consolidated
     limited liability companies                                   (158,528)        (156,509)
                                                           ---------------- ----------------

Net income                                                 $        966,252 $         23,280
                                                           ================ ================

Basic earnings per share                                   $           0.20 $           0.00
                                                           ================ ================

Diluted earnings per share                                 $           0.19 $           0.00
                                                           ================ ================

Basic weighted average shares outstanding                         4,934,430        4,744,551
                                                           ================ ================

Diluted weighted-average shares outstanding                       5,189,648        4,744,551
                                                           ================ ================

                 The accompanying notes are an integral part of
                           these financial statements.

                Emergent Group Inc. and Subsidiaries
           Consolidated Statements of Shareholders' Equity


                                               Common Stock             Additional
                                           ----------------------        Paid-In          Deferred       Accumulated
                                           Shares       Amount           Capital         Compensation       Deficit        Total
                                          ---------    ---------       ------------      ------------   ------------    -----------
Balance, January 1, 2004                  4,744,551    $ 189,782       $ 14,488,090      $          -   $(12,988,175)   $ 1,689,697

   Net income                                                                                                 23,280         23,280

                                          ---------    ---------       ------------      ------------   ------------    -----------
Balance, December 31, 2004                4,744,551      189,782         14,488,090                 -    (12,964,895)     1,712,977

   Common stock issued in connection
   with loan guarantees                     260,000       10,400             93,600          (104,000)             -              -

   Common stock issued as restricted
   stock awards                             105,000        4,200             55,650           (59,850)             -              -

   Amortization of deferred
   compensation                                   -            -                  -            32,329              -         32,329

   Common stock issued to acquire
   assets                                   324,000       12,960            171,720                 -              -        184,680

   Exercise of stock options                 18,080          723              6,511                 -              -          7,234

   Dividends declared to common
   shareholders                                   -            -                  -                 -       (512,861)      (512,861)

   Net Income                                                                     -                          966,252        966,252
                                          ---------    ---------       ------------      ------------   ------------    -----------

Balance, December 31, 2005                5,451,631    $ 218,065       $ 14,815,571      $   (131,521)  $(12,511,504)   $ 2,390,611
                                          =========    =========       ============      ============   ============    ===========

                 The accompanying notes are an integral part of
                           these financial statements.

                      Emergent Group Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                          Year Ended December 31,
                                                                       ------------------------------
                                                                            2005           2004
                                                                       ------------------------------

Cash flows from operating activities
     Net income                                                        $      966,252  $      23,280
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                                       1,072,891      1,195,130
        Amortization of finance fees                                            7,812         20,266
        (Gain) loss on disposal of property and equipment and other           (82,002)        14,082
        Provision for doubtful accounts                                        (5,638)        (6,477)
        Minority interest in income                                           158,528        156,512
        (Increase) decrease in
            Accounts receivable                                              (456,620)       (93,710)
            Inventory                                                        (244,852)       (28,851)
            Prepaid expenses                                                  (28,558)       (27,807)
            Deposits and other assets                                         (33,084)        (7,858)
        Increase (decrease) in
            Accounts payable                                                  158,268         36,773
            Accrued expenses                                                  308,329       (103,078)
                                                                       --------------  -------------

Net cash provided by operating activities                                   1,821,326      1,178,262
                                                                       --------------  -------------

Cash flows from investing activities
     Purchase of property and equipment                                      (346,786)      (717,624)
     Cash paid to acquire assets                                             (100,000)             -
     Cash paid to members of limited liability companies                     (201,035)      (189,639)
     Contributions from new members to limited liability companies            200,000         37,500
     Proceeds from the sale of property and equipment                          90,852         19,337
                                                                       --------------  -------------
Net cash used in investing activities                                        (356,969)      (850,426)
                                                                       --------------  -------------
Cash flows from financing activities
     Payments on capital lease obligations                                   (317,994)      (189,440)
     Borrowings under line of credit                                        7,827,616         50,000
     Repayments on line of credit                                          (8,477,616)      (150,000)
     Payments on notes payable, net                                          (243,029)      (377,132)
     Payment of loan fees                                                     (26,786)
     Proceeds from exercise of stock options                                    7,234              -
                                                                       --------------  -------------
Net cash used in financing activities                                      (1,230,575)      (666,572)
                                                                       --------------  -------------

Net increase (decrease) in cash                                               233,782       (338,736)

Cash, beginning of period                                                     351,595        690,331
                                                                       --------------  -------------

Cash, end of period                                                    $      585,377  $     351,595
                                                                       ==============  =============

Supplemental disclosures of cash flow information:
     Interest paid                                                     $      142,617  $     124,776
                                                                       ==============  =============

                 The accompanying notes are an integral part of
                           these financial statements.

                                             EMERGENT GROUP INC AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                          Years Ended December 31, 2005 and 2004

--------------------------------------------------------------------------------

Supplemental schedule of non-cash investing and financing activities

During the year ended December 31, 2005, the Company:

     o purchased property and equipment of $675,384 through lease and note financing

     o    issued   324,000   shares   of   common   stock  valued at $184,680 in
          connection with the acquisition of certain operating assets of a competitor

     o formed and consolidated two new limited liability companies with net property and equipment totaling $647,500

During the year ended December 31, 2004, the Company:

     o    purchased property and equipment of $283,369 through lease financing

                                             EMERGENT GROUP INC AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2005

--------------------------------------------------------------------------------


NOTE 1 -  ORGANIZATION AND BUSINESS

          General
          -------
          Emergent Group Inc. ("Emergent") is the parent company of PRI Medical Technologies, Inc., ("PRI Medical"), its wholly owned and only operating subsidiary. PRI Medical previously conducted its business through its wholly owned subsidiary Physiologic Reps ("PRI") until March 2005 at which time PRI was merged into PRI Medical. Emergent and PRI Medical are hereinafter referred to as the "Company." PRI Medical provides mobile laser/surgical services on a per procedure basis to hospitals, out-patient surgery centers, and physicians' offices. Medical lasers and other equipment are provided to customers along with technical support personnel to ensure that such equipment is operating correctly. PRI Medical currently offers its services in California, Nevada, Colorado, Utah, Arizona and New York.

          Purchase of Certain  Operating  Assets,  Non-Compete and Customer List
          ----------------------------------------------------------------------
          On November 11, 2005 PRI Medical entered into an agreement with a competitor ("Seller") to acquire certain operating assets of the Seller including laser equipment and customer lists. In addition, the Seller and certain of its principals entered in a five year non-compete agreement with PRI Medical. The purchase agreement provided for the assumption of certain equipment lease obligations in the amount of $307,720, issuance of 324,000 shares of the Company's common stock, and cash consideration of $475,000. With regard to the cash consideration, PRI Medical paid $100,000 in cash to the Seller on November 14, 2005 with the balance of $375,000 payable in 12 equal quarterly installments from the closing date. The common stock and cash consideration may be reduced if certain net service revenues, as defined, from customers noted on the customer list, are not achieved during the 12-month period following the closing date. The total purchase price of $995,803, subject to adjustment as described herein, was allocated to equipment and vehicles of $419,895, non-compete agreement of $160,000, customer list of $10,000, with the remainder of $415,908 to goodwill. In connection with this transaction, the Company's Chairman and Chief Executive Officer received an irrevocable proxy to vote the aforementioned 324,000 shares until the time that the shares are transferred to a non-affiliated party.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

          Revenue Recognition
          -------------------
          Revenue is recognized when the services are performed and billable. We are required to make judgments based on historical experience and future expectations, as to the realizability of goods and services billed to our customers. These judgments are required to assess the propriety of the recognition of revenue based on Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," and related guidance. We make such assessments based on the following factors: (a) customer-specific information, and (b) historical experience for issues not yet identified.

                                             EMERGENT GROUP INC AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2005

--------------------------------------------------------------------------------


          Cash
          ----
          Cash consists of cash on hand and in banks. The Company maintains cash at several financial institutions. At times, such cash balances may be in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000. As of December 31, 2005 and 2004, uninsured portions of balances at those banks aggregated to $247,422 and $153,230 respectively. The Company has not experienced losses in such accounts and believes it is not exposed to any significant risk on cash.

          Accounts Receivable and Concentration of Business and Credit Risks
          ------------------------------------------------------------------

          We market our services primarily to hospitals and out-patient centers located in California, Nevada, Utah, Colorado, Arizona and New York. Our equipment rental and technician services are subject to competition from other similar businesses.

          Our accounts receivable represent financial instruments with potential credit risk. We offer credit terms and credit limits to most of our customers based on the creditworthiness of such customers. However, we retain the right to place such customers on credit hold should their account become delinquent. We maintain an allowance for doubtful accounts for estimated losses should customers fail to make required payments. In addition, we monitor the age of customer account balances, historical bad debt experience, customer creditworthiness, customer specific information, and changes in payment patterns when making estimates of the collectibility of trade receivables. Accounts receivable are written off when all collection attempts have failed. Our allowance for doubtful accounts will be increased if circumstances warrant. Based on the information available, management believes that our net accounts receivable are collectible.

          Inventory
          ---------
          Inventory is stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

          Property and Equipment
          ----------------------
          Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over estimated useful lives of generally five years. Betterments, renewals, and extraordinary repairs that extend the life of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation and amortization applicable to retired assets are removed from the Company's accounts, and the gain or loss on dispositions, if any, is recognized in the consolidated statements of operations.

          Impairment of Long-Lived  Assets
          -------------------------------

          The Company reviews its long-lived assets for impairment under SFAS 144 annually whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. In addition to goodwill, other intangible assets include covenant not-to-compete of $150,917, net of accumulated amortization of $9,083 and customer lists of $58,467, net of accumulated amortization of $47,818. Covenants not-to-compete and customer lists are generally amortized over their estimated useful lives of five years.

          Fair Value of Financial Instruments
          -----------------------------------
          For certain of the Company's financial instruments, including cash, accounts receivable, prepaid expenses, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

          Stock-Based Compensation
          ------------------------

          SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB No. 25 must make pro forma disclosures of net income and income per share as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB No. 25.

                                             EMERGENT GROUP INC AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2005

--------------------------------------------------------------------------------

          Advertising Expense
          -------------------
          The Company expenses advertising in the periods the services are performed. For the years ended December 31, 2005 and 2004, advertising expense was $31,511 and $19,338, respectively.

          Income Taxes
          ------------
          The Company accounts for income taxes under the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes, if any, represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

          Earnings Per Share
          ------------------

          The Company utilizes SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. As of December 31, 2005, common stock equivalents used in determining fully diluted shares outstanding consist only of options to purchase common stock.

          Estimates
          ---------
          The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

          Reclassifications
          -----------------
          Certain amounts included in the prior years' financial statements have been reclassified to conform with the current year presentation. Such reclassifications do not have any effect on reported net income.

                                             EMERGENT GROUP INC AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2005

--------------------------------------------------------------------------------




          Recently Issued Accounting Pronouncements
          -----------------------------------------
          In May 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections", an amendment to Accounting Principles Bulletin (APB) Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". Though SFAS No. 154 carries forward the guidance in APB No. 20 and SFAS No. 3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors, SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. The Company will implement SFAS No. 154 in its fiscal year beginning January 1, 2006. We are currently evaluating the impact of this new standard, but believe that it will not have a material impact upon the Company's financial position, results of operations or cash flows.

          In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"), which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS 133") and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140"). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instruments. The Company is currently evaluating the impact of this new Standard, but believes that it will not have a material impact on the Company's financial position, results of operations or cash flows.

          In December 2004, the FASB issued SFAS No. 123(R),"Share-Based Payment". SFAS 123(R) amends SFAS No. 123,"Accounting for Stock-Based Compensation", and APB Opinion 25,"Accounting for Stock Issued to Employees." SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective for public companies qualifying as SEC small business issuers for the fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company's financial statements.

                                             EMERGENT GROUP INC AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2005

--------------------------------------------------------------------------------


NOTE 3 - INVENTORY

         Inventory consists of the following:

                                                                                      December 31,
                                                                          -----------------------------------
                                                                                  2005                2004
                                                                          ---------------    ----------------
            Fibers and other disposables                                  $       697,744    $        514,660
            Less: reserve for excess/obsolescence inventory                       (80,148)           (141,916)
                                                                          ---------------    ----------------

                Total                                                     $       617,596    $        372,744
                                                                          ===============    ================

          In 2005, based on an analysis of inventory usage, the Company reduced its reserve for excess obsolete inventory from $141,916 to $80,148. The reduction in the reserve is included as a reduction in costs of goods sold in the accompanying statement of operations for the year ended December 31, 2005.

NOTE 4 -  EQUITY INVESTMENT IN LIMITED LIABILITY COMPANIES

          In connection with expanding its business in certain commercial and geographic areas, PRI Medical will at times help to form Limited Liability Companies ("LLCs") in which it will acquire a minority interest and offer the remaining interest to other investors. These LLCs acquire certain equipment for use in their respective business activities which generally focus on surgical procedures. As of December 31, 2005 PRI Medical holds minority equity interests in four LLCs which conduct business in California and Colorado. During 2005, PRI Medical helped to form two new LLCs, which subsequently raised total capital of $200,000 from investors. In late 2005, PRI Medical, on behalf of such LLCs, acquired two surgical lasers for $650,000. The LLCs finalized lease financing of $600,000 for such equipment in January 2006. The cost of the equipment is included in property and equipment and the related payable is included in accounts payable in the accompanying balance sheet as of December 31, 2005. The investors in each LLC agreed to provide individual proportionate lease guarantees based on their respective ownership percentages in the LLCs. PRI Medical provided corporate guarantees to the financing company in connection with such lease financing. In addition, the investors in each LLC agreed to indemnify PRI Medical against losses, if any, incurred in connection with its guarantees.

          For the years ended December 31, 2005 and 2004 in accordance with the Financial Accounting Standards Board Interpretation No. 46R, "Consolidation of Variable Interest Entities" the Company accounted for its equity investments in its LLCs under the full consolidation method whereby transactions between the Company and LLCs have been eliminated through consolidation.

                                             EMERGENT GROUP INC AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2005

--------------------------------------------------------------------------------



NOTE 5 - PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                                                            December 31,
                                                                                        2005                2004
                                                                                ---------------    ----------------
                  Rental equipment                                              $     5,705,391    $      4,295,324
                  Furniture and fixtures, including computers                           166,756             143,377
                  Capitalized software cost                                             114,214             114,215
                  Transportation equipment                                              354,341             269,435
                  Leasehold improvements                                                  5,901               5,901
                                                                                ---------------    ----------------

                                                                                      6,346,603           4,828,252
                  Less accumulated depreciation and amortization                      3,878,680           2,931,943
                                                                                ---------------    ----------------

                      Total                                                     $     2,467,923    $      1,896,309
                                                                                ===============    ================


          The historical cost value and net book value of property and equipment under lease financing at December 31, 2005 is $962,622 and $804,856, respectivly and $431,958 and $393,473 for the year ended December 31, 2004, respectively.


          Depreciation and amortization expense for property and equipment was $1,008,421 and $1,186,272 for the years ended December 31, 2005 and 2004 respectively.
NOTE 6 -  LINE OF CREDIT

          On May 25, 2005, the Company entered into a two-year agreement with a new lender to provide a revolving credit line (the "Revolver") and term note (the "Term Note") of up to $1,000,000 collateralized by accounts receivable and certain fixed assets (collectively referred to herein as the "Credit Facility"). Advances under the Revolver are based on 80% of eligible receivables, as defined. Borrowings under the Revolver and Term Note bear interest at the prime rate, plus 2%. The Credit Facility also provides for payment of a monthly collateral management fee equal to 20 basis points (0.2%) on the average daily outstanding balances under the Credit Facility. In addition, the Credit Facility provides for an annual fee equal to 1% of the capital availability amount, as defined, upon closing and on each anniversary of the closing date. The Company incurred loan and closing costs of $26,785 in connection with the negotiation and execution of the Credit Facility which is being amortized over the loan term of 24 months.

          On May 27, 2005, the Company borrowed a total of $805,218 under the Credit Facility to payoff amounts owed under the Company's bank line of credit (the "Bank Line of Credit") of $654,184 and bank term loan (the "Bank Term Loan") of $151,034, both of which were due on or before May 31, 2005. The Company has $853,780 of borrowing availability under the Credit Facility as of December 31, 2005.

          The terms and conditions of the Credit Facility included limited guarantees from three executive officers and one director of the Company. In connection with providing such limited guarantees to the lender, the guarantors were issued an aggregate of 260,000 shares of the Company's common stock, of which an aggregate of 200,500 were issued to the executive officers, and 64,000 shares to one director. The guarantors have each entered into an agreement with the Company to return the shares that they received in consideration of their limited

                                             EMERGENT GROUP INC AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2005

--------------------------------------------------------------------------------



          guarantee in the event the guarantor on his own volition breaches (other than a breach that is cured within the terms of the limited guarantee agreement) or terminates his own respective limited guarantee, prior to the payment in full of the Company's obligations to the lender or the voluntary release from the limited guarantees by the lender. The Company recorded deferred compensation costs of $104,000 in connection with the issuance of common stock for the limited guarantees, which is being amortized to compensation expense over the guarantee period of 24 months. Deferred compensation amortization expense was $32,329 for the year ended December 31, 2005.

          The Company incurred interest expense on borrowings under its line of credit agreements of $43,687 and $43,751 for the years ended December 31, 2005 and 2004, respectively, which is included in interest expense in the accompanying statements of operations.

NOTE 7 -  NOTES PAYABLE

          Notes payable consists of the following:

                                                                                              December 31,
                                                                                   ---------------------------------
                                                                                        2005                2004
                                                                                   -------------      --------------
         Note payable  to  a  finance  company,  interest  at 6.75% with monthly principal  and interest payments of $18,013 due monthly through May
             2007. The note is collateralized by certain medical equipment.        $    291,228      $      480,701

         Term note  payable  to  a  capital company, with interest and principal payable  monthly  at  the  prime rate (7.25% at December 31, 2005), plus 2%. The note  is  collateralized  by  accounts  receivable and
             equipment, unpaid principal and interest are due on May 27, 2007.          146,220                   -

         Note payable to certain principals  of  seller  in  connection with the purchase of certain operating  assets,  non-compete agreements  and
             customer   list.  Quarterly   principal  payments  of  $31,250  due
             beginning on February 1, 2006.                                             375,000                   -

         Note payable  to  bank,  as  amended,  provides  for  monthly  interest payments at  the  prime  rate (5.25% at December 31, 2004), plus 2%
             and   monthly   principal   payments   of  $16,667.  The   note  is
             collateralized  by  accounts  receivable,  inventory  and equipment.
             Principal and unpaid accrued interest due on May 31, 2005.                       -             199,775
                                                                                  -------------      --------------

                                                                                        812,448             680,476
                      Less current portion                                              434,309             389,247
                                                                                  -------------      --------------

                  Long-term portion                                               $     378,139      $      291,229
                                                                                  =============      ==============

                                             EMERGENT GROUP INC AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2005

--------------------------------------------------------------------------------


          Future maturities of notes payable at December 31, 2005 were as follows:

                      Year Ending
                      December 31,
                      ------------
                      2006                   $434,309
                      2007                    253,139
                      2008                    125,000
                                             --------
                      Total                  $812,448
                                             ========

NOTE 8 - ACCRUED EXPENSES

         Accrued expenses consists of the following:

                                                                                            December 31,
                                                                                        2005                2004
                                                                                ---------------    ----------------
                  Accrued payroll and payroll related amounts                   $       569,821    $        269,684
                  Accrued payable - vendors                                             107,385             136,208
                  Accrued professional fees                                              61,512              75,470
                  Accrued interest                                                       15,141              16,782
                  Taxes payable                                                         119,717              85,895
                  Other                                                                 119,002             100,205
                                                                                ---------------    ----------------
                      Total                                                     $       992,578    $        684,244
                                                                                ===============    ================

NOTE 9 - COMMITMENTS AND CONTINGENCIES

          Operating and Capital Leases
          ----------------------------
          The Company leases an office/warehouse facility in Glendale, California, which also serves as the administrative and corporate office. The lease is scheduled to expire in July 2006, however, the Company is negotiating with the landlord to extend the lease. Total rent expense incurred for the years ended December 31, 2005 and 2004 was $174,835 and $168,284, respectively. In addition, the Company leases two other office/warehouse facilities in Northern California and Colorado with a total of 2,620 square feet. Total rent expense incurred for these facilities was $26,500 and $35,857 for the years ended December 31, 2005 and 2004, respectively.

          The Company leases certain of its vehicles under various operating and financing leases. The operating leases are scheduled to expire between December 2006 and January 2010. Thereafter, such leases will continue under a month-to-month lease term until such time the vehicles are either returned to the lessor or purchased. Total rental expenses for vehicles for the years ended December 31, 2005 and 2004 was $50,431 and $51, 788 respectively.

          At December 31, 2005 the Company is obligated under several capital equipment leases with various finance companies. The capital leases bear interest at rates between 6.6% and 11.69% per annum. The monthly capital lease payments range between $99 to $3,057 and terminate through December 2010.

                                             EMERGENT GROUP INC AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2005

--------------------------------------------------------------------------------



          Future minimum lease payments under operating and capital leases at December 31, 2005 were as follows:

                 Year Ending                                               Operating           Capital
                  December 31,                                              Leases              Leases
                                                                       ---------------    ----------------
                      2006                                             $       198,303    $        529,624
                      2007                                                      80,033             296,487
                      2008                                                      49,284             152,713
                      2009                                                      45,127              80,387
                      2010                                                      45,923                 503
                                                                       ---------------    ----------------
                           Total minimum lease payments                $       418,670           1,059,714
                                                                       ===============
                      Less amounts representing interest                                           115,498
                                                                                          ----------------
                                                                                                   944,216
                                 Less current portion                                              490,061
                                                                                          ----------------

                                 Long-term portion                                        $        454,155
                                                                                          ================

          Litigation
          ----------

          From time to time, we may become involved in litigation arising out of operations in the normal course of business. Except for the matter discussed below, as of December 31, 2005, we are not a party to any pending legal proceedings the outcome of which could reasonably be expected to have a material adverse effect on our operating results or financial position.

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

          The civil lawsuit, which was signed by the clerk on February 2, 2005, is brought in the United States District Court, Southern District of New York, is an action by Plaintiff against the Company, a former director, Daniel Yun, and other parties to recover money damages for alleged fraud, negligent misrepresentations and aiding and abetting fraud. The Amended Complaint alleges that the factual basis involving the action against the Company involves alleged false representations to Plaintiff to induce him to leave his then employment in 2001 and accept the Company's and another named Defendant's alleged offer of employment. Plaintiff seeks compensatory damages and punitive damages each in the amount of not less than $2,100,000 together with interest thereon, reasonable attorneys' fees and other specific relief against Defendants other than the Company. Management has denied the Plaintiff's allegations against the Company and intends to vigorously defend this lawsuit. Management does not believe that this matter will have a significant impact on the Company's financial position or results of operations.

                                             EMERGENT GROUP INC AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2005

--------------------------------------------------------------------------------



NOTE 10 - SHAREHOLDERS' EQUITY

          Common Stock
          ------------

          During the year ended December 31, 2005, the Company completed the following transactions:

          o In March 2005 the Company issued 73,000 options to purchase common stock to various employees under its 2002 Stock Option Plan. Such options vest in equal annual installments over five years at an exercise price of $0.40 per share. In addition, a new director of the Company received options to purchase 15,000 shares at an exercise price of $0.40 per share which are immediately vested. The value of the 15,000 options determined under the Black Sholes Valuation Method is not significant.

          o    In May 2005 an  aggregate  of 260,000  shares of our Common Stock were issued to executive officers and a director of our Company in connection with certain limited loan guarantees in connection with the Company's revolving line of credit and term loan agreements. The Company recognized compensation expense of $104,000 in connection with the issuance of shares which is being amortized over the guarantee period of two years.

          o An aggregate of 105,000 restricted award shares were issued to executive officers and directors of the Company, subject to vesting in five equal annual installments commencing November 2, 2006 and the forfeiture of the non-vested portion in the event that recipient is no longer serving as an officer or director of our Company at the time of vesting, subject to the Board's right to waive the forfeiture provisions.

          o An aggregate of 324,000 shares of common stock valued at $184,680 were issued pursuant to the Company's agreement to acquire certain assets of a competitor and to certain principals of the Seller entering into a non-compete agreements.

          o On November 28, 2005 the Company's Board of Directors declared a cash dividend of $0.10 per share to our common shareholders of record on December 14, 2005, which is payable on January 5, 2006.


          Stock Option Plans
          ------------------

          Pursuant to the merger agreement between Emergent and PRI Medical in July 2001, each outstanding PRI Medical stock option automatically converted into an option in shares of Emergent's common stock with the same terms and conditions as were applicable under the PRI Medical stock option plans. At the date of the merger, Emergent assumed all of the outstanding options of PRI Medical, which allowed the purchase of 14,120 (post split) shares of Emergent's common stock at exercise prices ranging from $27.20 (post split) to $162.00 (post split) per share. The Company does not intend to grant any more options under the PRI Medical plans.

          During the year ended December 31, 2001, the Company adopted the 2001 Stock Option Plan (the "2001 Plan"). The purpose of the 2001 Plan is to provide incentive to key employees, officers, and consultants of the Company who provide significant services to the Company. There were 200,000 shares available for grant under the 2001 Plan, but during the year ended December 31, 2002 the Company reduced the authorized shares issuable under the Plan to 14,625 shares representing the actual number of options outstanding at that time. Options will not be granted for a term of more than 10 years from the date of grant. In the case of incentive stock options granted to a 10% shareholder, the term of the incentive stock option must not exceed five years from the date of grant. Generally, options vest evenly over a period of five years, and the 2001 Plan expires December 31, 2011.

                                             EMERGENT GROUP INC AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2005

--------------------------------------------------------------------------------


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

          In April 2002, the Company adopted the 2002 Employee Benefit and Consulting Services Compensation Plan (the "2002 Plan"). The purpose of the 2002 Plan is to provide incentive to key employees, officers, and consultants of the Company who provide significant services to the Company. As of December 31, 2005, there are 650,000 common shares authorized for grant under the 2002 Plan. However, 325,000 shares of the 650,000 shares represent an increase authorized by the Company's Board of Directors subject to shareholder approval. Options will not be granted for a term of more than ten years from the date of grant. Generally, options will vest evenly over a period of five years, and the 2002 Plan expires in March 2012.

          Since shareholder approval was not obtained on or before April 1, 2003, all incentive stock options granted under the 2002 Plan have automatically become non-statutory stock options, and the Board is limited to granting non-statutory stock options under the 2002 Plan.

          During the years ended December 31, 2005 and 2004, the Company issued to employees options to purchase 73,000 and 95,000 shares of common stock under the 2002 Plan. Of the options granted to employees during 2005, 25,000 options were granted to the Company's Chief Financial Officer. The options granted in 2005 and 2004 have a 10-year term and are exercisable at $0.40 per share. Generally, one-fifth of each issuance vests over five consecutive years. During the years ended December 2005 and 2004, options to purchase 55,945 and 228,909 shares of common stock were cancelled due to employee terminations.

                                             EMERGENT GROUP INC AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2005

--------------------------------------------------------------------------------



          A summary of the Company's outstanding options and activity is as follows:

                                                                               Weighted-
                                                                                Average
                                                            Number             Exercise
                                                          of Options             Price
                                                       ---------------    ----------------
              Outstanding, January 1, 2004                     547,953    $           2.28
                 Granted                                        95,000    $           0.40
                 Canceled                                     (228,909)   $           2.30
                                                       ---------------

              Outstanding, December 31, 2004                   414,044    $           1.84
                 Granted                                        88,000    $           0.40
                 Exercised                                     (18,080)   $           0.40
                 Canceled                                      (52,865)   $           3.14
                                                       ---------------

              Outstanding, December 31, 2005                   431,099    $           1.45
                                                       ===============
              Exercisable, December 31, 2005                   268,286    $           1.90
                                                       ===============

               The weighted-average remaining contractual life of the options outstanding at December 31, 2005 is 7.80 years. The exercise prices for the options outstanding at December 31, 2005 ranged from $0.40 to $162.16, and information relating to these options is as follows:

                                                                                    Weighted-        Weighted-
                                                                  Weighted-          Average          Average
                                                                   Average           Exercise         Exercise
             Range of              Stock             Stock       Remaining           Price of         Price of
             Exercise            Options           Options       Contractual         Options           Options
                Prices       Outstanding        Exercisable            Life       Outstanding       Exercisable
         ------------------  ---------------   ---------------  ----------------  ---------------  ----------------
         $             0.40          417,589           254,776        7.85 years  $          0.40  $           0.40
         $      2.00 - 8.00            4,000             4,000        7.23 years  $          5.00  $           5.00
         $    20.00 - 51.00            9,339             9,339        5.98 years  $         38.66  $          38.66
         $           162.16              171               171        1.51 years  $        162.16  $         162.16
                             ---------------   ---------------

         $    0.40 - 162.16          431,099           268,286        7.80 years  $          1.45  $           1.90
                             ===============   ===============

          The Company has adopted  only the  disclosure  provisions  of SFAS No.
          123. It applies APB No. 25 and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties and to restricted stock awards issued to employees and directors. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these option plans consistent with the methodology prescribed by SFAS 123, the Company's net income and basic and diluted earnings per share for the years ended December 31, 2005 and 2004 would be as follows:

                                             EMERGENT GROUP INC AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2005

--------------------------------------------------------------------------------

                                                                                        December 31,
                                                                                       2005                2004
                                                                                   ------------        -----------
                  Net income
                      As reported                                               $       966,252   $          23,280
                      Pro forma                                                 $       921,129   $           5,009
                  Basic earnings per share
                      As reported                                               $          0.20   $            0.00
                      Pro forma                                                 $          0.19   $            0.00
                  Diluted earnings per share
                      As reported                                               $          0.19   $            0.00
                      Pro forma                                                 $          0.18   $            0.00

          For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2005 and 2004: dividend yields of 0% and 0%, respectively; expected volatility of 100% and 150%, respectively; risk-free interest rates of 3.9% and 3.3%, respectively; and expected lives of seven and five years, respectively. The weighted-average fair value of all options granted during the year ended December 31, 2005 was $0.38, and the weighted-average exercise price was $0.40.

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

NOTE 11 - INCOME TAXES

          The components of the income tax provision for the years ended December 31, 2005 and 2004 are as follows:

                                                   2005               2004
                                            -----------------         -------

                  Current                   $         27,007          $   -0-
                  Deferred                                -0-             -0-
                                            -----------------         -------
                    Total                   $         27,007          $   -0-
                                            =================         =======

          A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes was as follows for the years ended December 31, 2005 and 2004:

                                             EMERGENT GROUP INC AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2005

--------------------------------------------------------------------------------

                                                                    2005              2004
                                                               ------------      --------------
                  Income tax computed at federal
                    statutory tax rate                               34.00%               34.00%
                  State taxes, net of federal benefit                 5.50                 4.00
                  Other                                               8.87               (19.23)
                  Increase in valuation allowance                   (45.98)              (16.55)
                                                               ------------      --------------

                    Total                                             2.39%                2.22%
                                                               ============      ==============

          The tax effects of temporary differences that give rise to deferred taxes at December 31, 2005 and 2004 are as follows:

                                                                                      2005                2004
                                                                                ---------------   ----------------
                  Deferred tax assets
                      Fixed assets                                              $   (126,663)     $       (112,049)
                      Capital loss carryover                                       1,358,059             1,287,853
                      Net operating loss carryforwards                             4,806,032             5,402,435
                      Other                                                          322,741               328,306
                                                                                ---------------   ----------------

                  Total gross deferred tax assets                                  6,360,169             6,906,545
                  Less valuation allowance                                         6,360,169             6,906,545
                                                                                ---------------    ---------------

                           Net deferred tax assets                              $           -0-   $             -0-
                                                                                ===============   ================

          All other  deferred  tax assets were  immaterial.  As of December  31,
          2005, the Company had approximately $13,763,035 in federal net operating loss carryforwards and $1,432,122 in California net operating loss carryforwards attributable to losses incurred since the Company's inception that may be offset against future taxable income through 2020 and 2010, respectively. Because of statutory ownership changes, the amount of operating loss carryforwards which may be utilized in future years is subject to significant limitations.

NOTE 12 - BENEFIT PLAN

          The Company has a profit sharing plan  established in accordance  with
          Section 401(k) of the Employee Retirement Income Security Act of 1974, as amended. Substantially all full-time employees with specific periods of service are eligible to participate. Employee contributions to the plan are elective. For the year ended December 31, 2005, the Company contributed $2,486 through the use of forfeitures and $6,440 in cash.

NOTE 13 - RELATED PARTY TRANSACTIONS

          The Company incurred reimbursable expenses of $33,097 and $30,537 to BJH Management, LLC, which is owned by the Company's Chairman and Chief Executive Officer, for office rent and related expenses for the years ended December 31, 2005 and 2004, respectively.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
--------------------------------------------------------------------------------

     The Audit Committee of the Board of Directors unanimously approved engaging a new independent firm to audit the Company's financial statements for the year ended December 31, 2005. On December 12, 2005, the Company notified its prior independent auditors, Singer Lewak Greenbaum & Goldstein LLP ("SLGG"), that it was no longer the Company's independent auditor.

     SLGG's report on the Company's financial statements for the last two fiscal years ended December 31, 2004 (collectively, the "Prior Fiscal Years"), did not contain an adverse opinion or disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope or accounting principles.

     There were no disagreements ("Disagreements") between the Company and SLGG during either (i) the Prior Fiscal Years, or (ii) the period January 1, 2005 through December 12, 2005 (the "Interim Period") on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which Disagreement, if not resolved to the satisfaction of SLGG, would have caused SLGG to make reference to the subject matter of the Disagreement in connection with its report for the Prior Fiscal Years.

     There were no reportable events under Item 304(a)(1) of Regulation S-B, during either (i) the Prior Fiscal Years or (ii) the Interim Period.

     The Company has engaged Rose, Snyder & Jacobs ("RSJ") as its independent auditor for Registrant's fiscal year ended December 31, 2005. Registrant did not consult RSJ with respect to either (i) the Prior Fiscal Years, (ii) the Interim Period with respect to either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or (iii) any matter that was either the subject of a Disagreement or a Reportable Event.

Item 8.A.  Controls and Procedures.
-----------------------------------

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at the end of our most recent fiscal year ended December 31, 2005. There have been no changes in the Company's disclosure controls and procedures or in other factors that could affect the disclosure controls subsequent to the date the Company completed its evaluation.

     Management has not yet completed, and is not yet required to have completed, its assessment of the effectiveness of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended.

Item 8.B.  Other Information.
-----------------------------

           Not Applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------------------------------------

     The names, ages and principal occupations of the Company's present officers and directors are listed below.

                               First Became Director
  Name (1)              Age       and/or Officer            Position
  --------              ---    ---------------------        --------

  Bruce J. Haber        53             2003            Chairman of the Board and
                                                       Chief Executive Officer
  Louis Buther          52             2003            President and Chief
                                                       Operating Officer
  William M. McKay      51             2002            Chief Financial Officer,
                                                       Treasurer and Secretary
  Mark Waldron          38             2000            Director
  Howard Waltman        73             2001            Director
  K. Deane Reade, Jr.   65             2005            Director
------------------

(1) Directors are elected at the annual meeting of stockholders and hold office until the following annual meeting.

     The terms of all officers expire at the annual meeting of directors following the annual stockholders meeting. Officers serve at the pleasure of the Board and may be removed, either with or without cause, by the Board of Directors, and a successor elected by a majority vote of the Board of Directors, at any time. There is currently one vacancy on the Company's Board of Directors.

     Bruce J. Haber has served as Chairman of the Board and Chief Executive Officer since January 31, 2003. Since 2000, Mr. Haber has served as President of BJH Management, LLC, a management firm specializing in turnaround consulting and private equity investments, which served as a consultant to the Company between October 2001 and January 2003. From October 2001 until December 2002, Mr. Haber served on the Board of Directors of EB2B Commerce, Inc. a computer software company. From March 2002 to December 2002 Mr. Haber served as Chairman of the Board and as a turnaround consultant to EB2B. Mr. Haber served as Executive Vice President and a Director of Henry Schein, Inc., an international distributor of healthcare products, as well as President of their Medical Group from 1997 to 1999. From 1981 to 1997, Mr. Haber served as President, CEO and Director of Micro Bio-Medics, Inc., and Caligor Medical Supply Company, a distributor of physician and hospital supplies, which merged with Henry Schein in 1997. Mr. Haber also serves as a director of several privately held companies. Mr. Haber holds a Bachelor of Science degree from the City College of New York and a Master of Business Administration from Baruch College in New York.

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

     William M. McKay has served as Chief Financial Officer of the Company since August 2002. From August 2000 to August 2002, he served as Chief Financial Officer and as a consultant for EV Global Motors Company, a privately held consumer products company. From December 1998 to July 2000 Mr. McKay served as Chief Financial Officer and Secretary for Internet Dynamics, Inc., a privately held software development company. From February 1998 to November 1998, he served as Chief Financial Officer for Koo Koo Roo, Inc., a publicly held food services company. From May 1995 to February 1998, Mr. McKay served as Chief Financial Officer and Secretary for View Tech, Inc., a publicly held technology company. Mr. McKay also has ten years of public accounting experience with Deloitte & Touche, where he last served as a senior manager in its audit department. Mr. McKay is a member of the American Institute of Certified Public Accountants and holds a Bachelor of Science Degree in business administration with an emphasis in accounting from the University of Southern California - Los Angeles.

     Mark Waldron has served as a director of the Company since August 2000. Mr. Waldron also served as President and Chief Executive Officer of the Company between August 2000 and January 2003, and has served as a director of PRI Medical since September 2000. Since 1998 Mr. Waldron's principal occupation has been as a private investor. Mr. Waldron is a former Vice President of J.P. Morgan in New York and was with the firm from 1993 to 1998. Mr. Waldron received his MBA from Northwestern University's Kellogg School of Management, and prior to attending business school worked at Bankers Trust. He received a BA with honors from the Richard Ivey School of Business at the University of Western Ontario.

     Howard Waltman has served as a director of the Company and Chairman of the Compensation Committee since 2001. Since 2000, Mr. Waltman has acted as a private investor for a family limited liability corporation. Since 1986, Mr. Waltman serves as a director of Express Scripts, Inc. ("ESI"), and was its Chairman from 1986 to 2000. ESI was formed in 1986 as a subsidiary of Sanus, a company formed in 1983 by Mr. Waltman, who served as its Chairman of the Board from 1983 to 1987. Sanus was acquired by New York Life Insurance Company in 1987. ESI provides mail order pharmacy services and pharmacy claims processing services and was spun out of Sanus and taken public in June 1992. Mr. Waltman also founded Bradford National Corp. in 1968, which was sold to McDonnell Douglas Corporation in 1981. From 1996 to 2000, Mr. Waltman served as a director of Computer Outsourcing Services, Inc. Mr. Waltman is currently a director of a number of privately held companies.

     K. Deane Reade, Jr. has been a Director of Emergent Group since September, 2005. He currently serves as Chairman of the Audit Committee. Mr. Reade is a founder and, since 1975, has served as President and a director of Bangert, Dawes, Reade, Davis & Thom, Incorporated, a private investment banking firm with offices in New York and San Francisco. Between 1989 and 1996, Mr. Reade served as Managing Director of John Hancock Capital Growth Management, Inc. and was a General Partner of its affiliate Gramercy Hills Partners. Mr. Reade is a graduate of Rutgers University. He is a director of ABC Estonian Shares, a closed end fund (Isle of Man, UK); Abakus Management Co., an investment management company ( Tallinn, Estonia); Myers Industries, Inc. (Lincoln,
Illinois). He currently serves as a Trustee of private trusts, charitable foundations and is on the advisory board of Trail Blazers Camps, Inc. (New York, N.Y.) a 100 year old social service organization with a year round educational program for disadvantaged children from the Metropolitan New York - New Jersey area.

COMMITTEES
----------

     The Company has no standing or nominating committees of the Board of Directors or committees performing similar functions.

Compensation Committee

     The Compensation Committee consists of Bruce Haber,and Howard Waltman. The Compensation Committee has such powers and functions as may be assigned to it by the Board of Directors from time to time; however, such functions shall, at a minimum, include the following:

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

Audit Committee
---------------

     The members of the Company's audit committee  consist of Howard Waltman and
K. Deane Reade, Jr. as its Chairman, each of whom were deemed by Management to be independent directors. K. Deane Reade, Jr. may be deemed a "Financial Expert" within the meaning of Sarbanes Oxley Act of 2002, as amended. The definition of "independent director" is defined in Rule 4200(a)(14) of the NASD's Listing
Standards. The NASD's listing standards define an "independent director" generally as a person, other than an officer of the Company, who does not have a relationship with the Company that would interfere with the director's exercise of independent judgment. The term "Financial Expert" is defined as a person who has the following attributes: an understanding of generally accepted accounting principals and financial statements; has the ability to assess the general application of such principals in connection with the accounting for estimates, accruals and reserves; experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company's financial statements, or experience actively supervising one or more persons engaged in such activities; an understanding of internal controls and procedures for financial reporting; and an understanding of audit committee functions.

     Effective May 20, 2003, the Board adopted a written charter for its Audit Committee. The charter includes, among other things:

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

Code of Ethics
--------------

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

     In this respect, the Company has adopted a code of ethics which was filed as Exhibit 14.1 to the Company's 2003 Form 10-KSB. Changes to the Code of Ethics will be filed under a Form 8-K or quarterly or annual report under the Exchange Act.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish us with copies of all
Section 16(a) forms they file. During fiscal 2005, none of our officers, directors or 10% or greater stockholders filed any forms late to the best of our knowledge; however, Howard Waltman filed a Form 5 in lieu of a Form 4 for a transaction involving out of the money options granted to him in 2001.

Item 10.  Compensation of Directors and Executive Officers.
-----------------------------------------------------------

     The following table provides a summary compensation table with respect to the Company's three executive officers. During the past three fiscal years, the Company has not granted stock appreciation rights to its executive officers. In addition, the Company does not have a defined benefit or actuarial plan other than a 401(k) plan.

                           SUMMARY COMPENSATION TABLE
                           --------------------------

--------------------------------------------------------------------------- ------------------------------------ --------------
                                                                                   Long Term Compensation
--------------------------------------------------------------------------- ------------------------------------ --------------
                                 Annual Compensation                        Awards                     Payouts
----------------------- -------- ------------------------------------------ -------------------------- --------- --------------
Name and                Year     Salary ($)    Bonus ($)     Other Annual   Restricted     Number of   LTIP      All Other
Principal Position                                           Compensation   Stock          Options     Payout    Compensation
                                                             ($)            Award(s) ($)               ($)        ($)
----------------------- -------- ------------- ------------- -------------- -------------- ----------- --------- --------------
----------------------- -------- ------------- ------------- -------------- -------------- ----------- --------- --------------
Bruce J. Haber,          2005    $175,000      $95,900       $0             $22,800 (5)(6)   0           0         0
Chairman of the Board    2004    $175,000      0             $0             $0               0           0         0
and Chief Executive      2003    $153,125(1)   0             $61,212 (2)    $61,212 (2)      0           0         0
Officer

----------------------- -------- ------------- ------------- -------------- -------------- ----------- --------- --------------
Louis Buther,            2005    $161,000      $95,900       $0             $14,250 (5)(6)   0           0         0
President and Chief      2004    $161,000      $10,000       $0             $0               0           0         0
Operating Officer        2003    $140,875(1)   0             $45,909 (2)    $45,909 (2)      0           0         0


----------------------- -------- ------------- ------------- -------------- -------------- ----------- --------- --------------
William M. Mckay,        2005    $140,000      $65,000       $3,600         $8,550 (5)(6)    25,000 (3)  0         0
Chief Financial          2004    $140,000      $10,000       $3,600         $0               0           0         0
Officer                  2003    $140,000      0             $3,600         $0               75,000 (3)  0         0

----------------------- -------- ------------- ------------- -------------- -------------- ----------- --------- --------------
-----------

     (1) On October 15, 2001, the Company retained BJH Management LLC ("BJH"), a company owned by Bruce J. Haber, to provide consulting services before Mr. Haber's and Mr. Buther's employment contracts became effective on January 31, 2003. Monies shown next to Messrs. Haber and Buther include monies paid to BJH for the respective benefit of Messrs. Haber and Buther, it being noted that Mr. Buther provided consulting services to the Company through BJH. However, it does not include payments made by the Company to BJH which represent reimbursed office expenses which totaled $33,097, $30,537 and $31,389 for fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

     (2) On December 30, 2002, the Company entered into an agreement described herein to issue an aggregate of 348,575 shares to BJH in connection with services rendered. An additional 535,606 shares were issued to BJH in 2003 in connection with certain anti-dilution provisions contained in the agreement and the premature termination of such provisions. The exercise price for such shares of $107,121 ($61,212 for Mr. Haber and $45,909 for Mr. Buther) was charged to compensation expense for the year ended December 31, 2003. Of the 348,575 shares, 199,186 shares were retained by Mr. Haber in a family trust and are reflected in the above table. The remaining 149,389 shares were transferred by agreement to Mr. Buther and are shown in the table above. Of the 535,606 shares issued in 2003 pursuant to the anti-dilution provisions, 306,060 shares were retained by Mr. Haber (before being transferred in November 2005 to a new family trust) and the balance of 229,546 shares were transferred by agreement to Mr. Buther.

     (3) On March 22, 2005, Mr. McKay was granted 25,000 common stock options at an exercise price of $0.40 per share. Such options will vest in five equal annual installments from the date of issuance commencing March 22, 2006.

     (4) In 2003 Mr. McKay was granted 75,000 common stock options at an exercise price of $0.40 per share. Two-fifths of such options were immediately vested with the remainder vesting in equal installments over three years from the date of issuance.

     (5)  In  November  2005,  Messrs  Haber,  Buther  and  McKay  were  granted restricted stock award shares of 40,000, 25,000 and 15,000, respectively, which vest in equal installments over five years. Compensation expense at $.57 per share related to such restricted award shares are being amortized over the five year vesting period. At December 31, 2005, the restricted stock awards of 40,000 shares, 25,000 shares and 15,000 shares were valued at $22,800, $14,250 and $8,550, respectively, based upon a discounted six-month weighted average due to the limited and sporadic market for the Company's Common Stock.

     (6) The following transaction is not included in the table above as a restricted stock award granted in connection with services rendered:
          In May 2005, the Company issued restricted shares to Messrs. Haber, Buther and McKay of 89,500, 64,000 and 47,000 in connection with providing limited guarantees to the lender in connection with the Company's new $1 million credit facility as discussed elsewhere in this Form 10-KSB. The guarantors have each entered into an agreement with the Company to return the shares that they received in consideration of their limited guarantee in the event the guarantor on his own volition breaches (other than a breach that is cured within the terms of the limited guarantee agreement) or terminates his own respective limited guarantee, prior to the payment in full of the Company's obligations to the lender or the voluntary release from the limited guarantees by the lender. Compensation expense at $0.40 per share related to the shares issued for the limited guarantee is being amortized over the loan term of 24 months. In the event that the above table were to reflect the value of the restricted shares granted on the date of issuance in connection with the limited guarantees, then Mr. Haber, Mr. Buther and Mr. Mckay would have had an additional $34,200, $25,600 and $18,800 included in the table, for a total of $57,000, $39,850 and $27,350, respectively.

Employment Agreements with Bruce J. Haber and Louis Buther
----------------------------------------------------------

     Pursuant to employment contracts which currently expire on June 30, 2006, Mr. Bruce J. Haber became the Company's Chief Executive Officer and was elected to the Company's Board of Directors, initially as Chairman and Mr. Louis Buther became its President. Messrs. Haber and Buther are each performing the duties customary for an executive of such rank with a public company. Mr. Haber is not required to devote his full-time to the Company, but is required to devote such time as is necessary for the performances of his duties. Mr. Buther is required to devote his full business time to the Company. On or before June 1 of each year, the Company must offer to extend the Employment Agreement of each of Messrs. Haber and Buther for a period of one additional year on terms no less favorable than the then existing terms of Messrs. Haber's and Buther's respective Employment Agreements, unless such officer(s) has been released by the applicable institutional lender(s) from all personal guarantees of company loans or the Company has retired all outstanding indebtedness owed to such lender(s).

     For Mr. Haber's services, he is receiving an annual base compensation of $175,000 (the "Haber Base Salary") payable in semi-monthly installments or otherwise in accordance with Company policies. For Mr. Buther's services, he will receive annual base compensation of $161,000 (the "Buther Base Salary"), payable in semi-monthly installments or otherwise in accordance with Company policies. In addition, in the event that pre-tax profits (subject to certain adjustments approved by the Compensation Committee) before Management's bonuses are at least $1,035,000 for a calendar year, then Messrs. Haber and Buther shall receive a bonus of $50,000 each, increasing to $75,000 each, if pre-tax profits are $1,150,000 plus 6% each of pre-tax profits over $1,150,000. Such bonus, if earned, will be paid within 30 days after the end of each fiscal year end of the Company. Such incentive targets were not achieved for the years ended December 31, 2004 and 2003, however, Mr. Buther received a bonus of $10,000 for the year ended December 31, 2004. For the year ended December 31, 2005, Messrs. Haber and Buther each received a bonus of $95,900, under the incentive plan noted herein. In addition, for the year ended December 31, 2003 Messrs. Haber and Buther were issued additional fully paid common shares under the Stock Issuance Agreement. The value of such shares, based on the exercise price of $0.20 per share, for Messrs. Haber and Buther was $61,212 and $45,909, respectively. Reference is made to our Form 10-KSB for the fiscal year ended December 31, 2004 for a description of other material terms of the employment agreements of Messrs. Haber and Buther.

Employment Arrangement - William M. McKay
-----------------------------------------

     In August  2002,  William M. McKay  became the  Company's  Chief  Financial
Officer ("CFO") pursuant to an engagement letter. As CFO, he is currently receiving a base salary of $140,000 per annum, and participates in an incentive bonus program generally based on Company performance. For the years ended December 31, 2005, 2004 and 2003, Mr. McKay received a bonus of $65,000, $10,000 and $-0- , respectively. In addition, Mr. McKay receives Company-paid health insurance benefits as well as an automobile allowance of $300 per month. Since the commencement of his employment in 2002, Mr. McKay has received ten-year options to purchase an aggregate of 130,000 shares of the Company's Common Stock at an exercise price of $0.40 per share with varying vesting dates. In the event that the Company terminates Mr. McKay without cause, he shall be entitled to receive six months severance pay.

Directors' Compensation
-----------------------

     Directors do not presently receive compensation for serving on the Board or on its committees other than the grant of stock options and/or restricted stock awards. Depending on the number of meetings and the time required for the Company's operations, the Company may decide to compensate its directors in the future.

Restricted Stock Awards
-----------------------

     On November 2, 2005, the Company granted restricted stock awards to its executive officers and directors for services rendered and to be rendered of 40,000 shares to Bruce J. Haber, 25,000 shares to Louis Buther, 15,000 shares to William McKay, 10,000 shares to each of Howard Waltman and Mark Waldron and 5,000 shares to K. Deane Reade, Jr. All of the aforementioned shares shall vest in five equal annual amounts commencing November 2, 2006 and the non-vested portion is subject to forfeiture in the event that the holder is no longer serving as an officer or director of the Company, subject to the Board's right to waive this forfeiture provision.

     In May 2005, the Company entered into an Accounts Receivable Purchase Agreement and related loan documents with Access Capital, Inc. In accordance with those agreements, Bruce J. Haber, Louis Buther, William M. McKay and Mark Waldron entered into limited personal guarantees in the form of management support validity agreements ("AMSV"). In consideration of their limited guarantees, the Company issued 89,500 shares to Mr. Haber, 64,000 shares to Mr. Buther, 47,000 shares to Mr. McKay and 59,500 shares to Mark Waldron. The Company obtained an agreement with each respective guarantor so that all shares issued to each respective guarantor shall be canceled and returned to the Company in the event that the individual guarantor on his own volition terminates or breaches his own AMSV prior to the earlier of the Company's payment in full of its obligations to Access Capital or the voluntary release of the guarantors from the AMSVs by Access Capital.

2002 Employee and Consulting Compensation Plan
----------------------------------------------

     On April 1, 2002, the Company established an Employee Benefit and Consulting Compensation Plan (the "2002 Plan") covering 325,000 shares, which was approved by stockholders on August 5, 2003. Since stockholder approval was not obtained by April 1, 2003, all outstanding Incentive Stock Options granted under the 2002 Plan became Non-Statutory Stock Options and no Incentive Stock Options could be thereafter granted under the 2002 Plan. On March 23, 2004, the Board of Directors approved, subject to stockholder approval, a 325,000 share increase in the number of shares covered by the Plan to 650,000 shares. As of March 17, 2006, there were 417,589 stock options outstanding under the 2002 Plan. Stockholders are expected to be asked to ratify the 325,000 share increase in the 2002 Plan at its next stockholder meeting.

Administration
--------------

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

Types of Awards
---------------

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

Eligibility
-----------

     Our officers, employees, directors and consultants of Emergent Group and our subsidiaries are eligible to be granted stock options, and Common Stock Awards. Eligibility shall be determined by the Board; however, all Options and Stock Awards granted to officers and directors must be approved by the Board.

Termination or Amendment of the 2002 Plan
-----------------------------------------

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

Awards
------

     During 2005, 2004, 2003, and 2002, we granted options to employees to purchase 73,000, 95,000, 213,000 and 186,971 shares, respectively, of our Common Stock under the 2002 Plan. The options are exercisable at $0.40 per share (except for 2,000 options exercisable at $2.00 per share and 2,000 options exercisable at $8.00 per share), 236,615 of which have been terminated as a result of employees terminating their employment with the Company. To date, options to purchase 18,880 common shares have been exercised under the Plan. Unless sooner terminated, the 2002 Plan will expire on March 31, 2012 and no awards may be granted after that date.

     It is not possible to predict the individuals who will receive future awards under the 2002 Plan or the number of shares of Common Stock covered by any future award because such awards are wholly within the discretion of the Board. The table below contains information as of December 31, 2005 on the known benefits provided to certain persons and group of persons under the 2002 Plan. Such table does not include options that have been exercised.

   ----------------------------------------------------- ---------------- ---------------- ------------------------

                                                            Number of        Range of       Value of unexercised
                                                         Shares subject   exercise price     options at Dec. 31
                                                           to Options      ($) per Share          2005 (1)
   ----------------------------------------------------- ---------------- ---------------- ------------------------
   ----------------------------------------------------- ---------------- ---------------- ------------------------
   Bruce J. Haber, Chief Executive Officer                     -0-             $-0-                 $-0-
   ----------------------------------------------------- ---------------- ---------------- ------------------------
   Louis Buther, President                                     -0-             $-0-                 $-0-
   ----------------------------------------------------- ---------------- ---------------- ------------------------
   William M. McKay, Chief Financial Officer                 130,000          $0.40             $63,000 (1)
   ----------------------------------------------------- ---------------- ---------------- ------------------------
   Three Executive Officers as a group                       130,000          $0.40             $63,000 (1)
   ----------------------------------------------------- ---------------- ---------------- ------------------------
   Two non-employee Directors and two former Directors
   as a group                                                 55,000          $0.40             $63,250 (1)
   ----------------------------------------------------- ---------------- ---------------- ------------------------
   Non-Executive Officer
   Employees and Consultants                                 225,340       $0.40 - $8.00       $101,509 (1)
   ----------------------------------------------------- ---------------- ---------------- ------------------------

----------

     (1) Value is calculated by multiplying (a) the difference between the market value per share at December 31, 2005 and the option exercise price by (b) the number of shares of Common Stock underlying the number of vested options. Due to the limited and sporadic trading of the Company's Common Stock, the value of unexercised options as of December 31, 2005 was determined using a six month weighted-average price per share.

Other 2001 Stock Option Plans
-----------------------------

     The Company has established two other stock option plans, neither of which have any material amount of shares authorized and/or outstanding under the Plan.

                               OPTION GRANTS TABLE
                               -------------------

     The information provided in the table below provides information with respect to individual grants of stock options during 2005 of each of the executive officers named in the summary compensation table above. The Company did not grant any stock appreciation rights during 2005.

                        Option Grants in Last Fiscal Year
                        ---------------------------------
                                                                                             Potential
                                                                                         Realizable Value
                                                                                         at Assumed Annual
                                  Individual Grants                                    Rates of Stock Price
                                  -----------------
                                                                                            Appreciation
                                                                                         for Option Term (2)
                                                                                         -------------------
                                       (c)% of Total
                                      Options/Granted
                        Options       to Employees in    Exercise Price   Expiration
          Name         Granted (#)    Fiscal Year (1)        ($/Sh)          Date         5% ($)         10% ($)
          ----         ----------     ---------------       ------          ----         ------         -------
 Bruce J. Haber              -0-             -0-               N/A            N/A           N/A             N/A
 Louis Buther                -0-             -0-               N/A            N/A           N/A             N/A
 William M. McKay          25,000            34%              $0.40         03/22/15       6,290           15,937

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

AGGREGATED  OPTION  EXERCISES  IN LAST  FISCAL  YEAR AND FISCAL  YEAR END OPTION
VALUES

     The information provided in the table below provides information with respect to each exercise of stock option during 2005 by each of the executive officers named in the summary compensation table and the fiscal year end value of unexercised options.

           (a)                 (b)            (c)                  (d)                        (e)

                                                                                         Value of
                                                               Number of                 Unexercised
                              Shares                           Unexercised               In-the-Money
                             Acquired                           Options at                Options
                               on           Value              FY-End (#)                at FY-End($)
                             Exercise      Realized            Exercisable/              Exercisable/
          Name             (     #   )      ($)(1)             Unexercisable             Unexercisable(1)
          ----             ------------      ------      -     -------------             ----------------
Bruce Haber                     -0-            -0-                  -0-                     $-0- / $-0-
Louis Buther                    -0-            -0-                  -0-                     $-0- / $-0-
William M. Mckay                -0-            -0-             84,000/46,000              $63,000/$34,500

(1) The aggregate dollar values in column (c) and (e) are calculated by determining the difference between the fair market value of the Common Stock underlying the options and the exercise price of the options at exercise or fiscal year end, respectively. In calculating the dollar value realized upon exercise, the value of any payment of the exercise price is not included. Due to the limited and sporadic trading of the Company's Common Stock, the value of unexercised options as of December 31, 2005 was determined using a six month weighted-average price per share.

PRI Medical Deferred Contribution Plan
--------------------------------------

     PRI Medical has adopted a defined contribution retirement plan, which qualifies under Section 401(k) of the Internal Revenue Code. This Plan covers substantially all employees with over one year of service. PRI Medical currently provides matching contributions of 6% of each participant's deferral up to a maximum of 15% of eligible contributions. Except for PRI Medical's 401(k) Plan, the Company has no other annuity, pension, or retirement benefits for its employees. For the years ended December 31, 2005, 2004 and 2003, the Company contributed matching contributions to the Plan of $8,926, $8,244 and $11,701, respectively.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
--------------------------------------------------------------------------------

     As of March 17, 2006, the Company had outstanding 5,452,610 shares of Common Stock. The only persons of record who presently hold or are known to own (or believed by the Company to own) beneficially more than 5% of the outstanding shares of such class of stock is listed below. The following table also sets forth certain information as to holdings of the Company's Common Stock of all officers and directors individually, and all officers and directors as a group.

------------------------------------------------------------- ------------------------------- ------------------------

          Name and Address of Beneficial Owner (1)                   Number of Common         Approximate
                                                                          Shares              Percentage
------------------------------------------------------------- ------------------------------- ------------------------
Officers and Directors
------------------------------------------------------------- ------------------------------- ------------------------
------------------------------------------------------------- ------------------------------- ------------------------
Mark Waldron
932 Grand Central Avenue
Glendale, CA 91201                                                   476,675   (2)                      8.8
------------------------------------------------------------- ------------------------------- ------------------------
Howard Waltman
140 Deerfield
Tenafly, NJ 07670                                                    348,832   (3)                      6.3
------------------------------------------------------------- ------------------------------- ------------------------
William M. McKay
932 Grand Central Avenue
Glendale, CA 91201                                                   176,250   (4)                      3.2
------------------------------------------------------------- ------------------------------- ------------------------
Bruce J. Haber
c/o BJH Management, LLC
145 Huguenot Street, Suite 405
New Rochelle, NY  10801                                            1,168,174   (5)                     21.5
------------------------------------------------------------- ------------------------------- ------------------------
Louis Buther
932 Grand Central Ave.
Glendale, CA 91201                                                   619,435   (5)                     11.4
------------------------------------------------------------- ------------------------------- ------------------------
K. Deane Reade, Jr. 605 Third Avenue
New York, NY 10158                                                    20,000                             .4
------------------------------------------------------------- ------------------------------- ------------------------

------------------------------------------------------------- ------------------------------- ------------------------
All current and proposed  executive  officers and  directors
as a group (six) persons                                           2,809,366   (6)                     51.7
------------------------------------------------------------- ------------------------------- ------------------------
5% Stockholders
------------------------------------------------------------- ------------------------------- ------------------------
Arie Kanofsky
385 West John Street
Hicksville, NY 11801                                                 505,000                            9.3
------------------------------------------------------------- ------------------------------- ------------------------
Daniel Yun                                                           791,509   (7)
375 Park Avenue, Suite 3607                                                                            14.6
New York, NY 10152
---------------

     (1) All shares are directly owned, and the sole investment and voting power is held, by the persons named unless otherwise noted.

     (2)  Includes options to purchase 93 shares.

     (3) Includes 263,832 shares owned by his family in the name of The THW Group LLC, over which shares Mr. Waltman exercises voting and investment control and options to purchase 75,000 shares.

     (4)  Includes options to purchase 89,000 shares.

     (5) Mr. Bruce J. Haber directly owns 68,428 shares of the Company's Common Stock. His wife, Michela I. Haber, is the trustee over two family trusts which beneficially own an aggregate of 1,099,746 shares which are included in the table above even though he disclaims beneficial ownership of such 1,099,746 shares. Mr. Haber also holds irrevocable proxies to vote an aggregate of 324,000 shares of Common Stock until such shares are sold to an unaffiliated third party, which shares are not reflected in the table above.

     (6)  See footnotes (2) through (5) above.

     (7) Includes 30,834 shares owned by Emergent Capital L.P., which Mr. Yun has sole voting and disposition power, 17,500 shares gifted to 17 persons and options to purchase 93 shares.


Voting Agreement
----------------

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

Securities Authorized for Issuance under Equity Compensation Plans.
-------------------------------------------------------------------
     The following summary information is as of March 17, 2006 and relates to our 2002 Stock Option Plan pursuant to which we have granted options to purchase our common stock:

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

------------------------------- ------------------------------ ---------------------- --------------------------------
Equity compensation
Plans  (2)                                 421,589                     $0.44                  228,411
------------------------------- ------------------------------ ---------------------- --------------------------------
--------------------

(1) Based upon 417,589 options exercisable at $0.40 per share, 2,000 options exercisable at $2.00 per share and 2,000 options exercisable at $8.00 per share.

(2) In March 2004, our Board of Directors approved an increase in the number of shares covered by the 2002 Plan from 325,000 to 650,000, subject to stockholder approval at our next annual meeting, which is expected to take place in 2006.

The following summary information is as of March 17, 2006 and relates to our 2001 Stock Option Plan pursuant to which we have granted options to purchase our common stock:

------------------------------- ------------------------------ ---------------------- --------------------------------
                                         (a)                            (b)                    (c)
------------------------------- ------------------------------ ---------------------- --------------------------------
Plan category                   Number of shares of common     Weighted average       Number of securities
                                stock to be issued upon        exercise price of      remaining available for
                                exercise                       outstanding            future issuance under
                                of outstanding options         options (1)            equity compensation plans
                                                                                      (excluding shares
                                                                                       reflected in column (a)(2)
------------------------------- ------------------------------ ---------------------- --------------------------------
Equity compensation
Plans                                       8,375                     $40.00                        -0-
------------------------------- ------------------------------ ---------------------- --------------------------------
--------------------

(1)  All options are exercisable at $40.00 per share.

(2) The Board of Directors does not intend to grant additional options under the 2001 Plan.

     The following summary information is as of March 17, 2006 and relates to our Stock Option Plans of PRI Medical which were assumed by Emergent and pursuant to which we have granted options to purchase our common stock:

------------------------------- ------------------------------ ---------------------- --------------------------------
                                       (a)                           (b)                         (c)
------------------------------- ------------------------------ ---------------------- --------------------------------
Plan category                   Number of shares of common     Weighted average       Number of securities
                                stock to be issued upon        exercise price of      remaining available for
                                exercise                       outstanding            future issuance under
                                of outstanding options         options (1)            equity compensation plans
                                                                                      (excluding shares
                                                                                      reflected in column (a)
------------------------------- ------------------------------ ---------------------- --------------------------------
Equity compensation
Plans  (2)                             1,135                          $47.51                        -0-
------------------------------- ------------------------------ ---------------------- --------------------------------
--------------------

     (1) Based upon 964 options exercisable at $27.20 per share and 171 options exercisable at $162.00 per share.

     (2) The Board of Directors of Emergent does not intend to grant additional options under the old PRI Medical Plans.

Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------

     Except as otherwise described in Items 1, 6, 7, 10 and 11 of this Form 10-KSB, there have been no reportable transactions with the Company's officers, directors and/or affiliated persons required to be disclosed pursuant to Item 404 of Regulation S-B.

Item 13. Exhibits
-----------------

Number
Exhibit          Description
-------          -------------
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

10.14   Consulting Agreement dated February 3, 2003 - Richard Whitman (6)

10.15 Extension and Modification Agreement, dated March 7, 2005, by and among U.S. Bank National Association, successor in interest to Santa Monica
        Bank,  PRI  Medical  Technologies,  Inc.,   Physiologic Reps,    Medical
        Resources Financial, Inc. and Emergent Group Inc. (13)
10.16   Asset  Purchase  Agreement -  Advantage   Medical   Services,   LLC  and
        Non-Competitive, Non-disclosure and Non-Solicitation Agreement (10)
10.17 Accounts Receivable Purchase Agreement executed May 25, 2005 by and among Access Capital, EGI and EGI's wholly-owned subsidiary, PRI Medical Technologies, Inc. (11)
10.18 May 2005 Letter Agreement by and among EGI and the limited guarantors, Bruce J. Haber, Mark Waldron, William M. McKay and Louis Buther (11)
10.19   May 2005 Amendment to Employment Contract of Bruce Haber (11)
10.20   May 2005 Amendment of Employment Contract of Louis Buther (11)
11.1 Statement re: computation of per share earnings (see consolidated financial statements and notes thereto).
14.1    Code of Ethics (7)
21.1 Subsidiaries of Registrant listing the state or other jurisdiction of each subsidiary other than subsidiaries which would not constitute a significant subsidiary in Rule 1-02(w) of Regulation S-X. (12)
23.1 Consent of Singer, Lewak, Greenbaum & Goldstein LLP in connection with Form S-8 Registration Statement (12)
23.2    Consent   of    Rose,   Snyder   &   Jacobs  in connection with Form S-8
        Registration Statement (12)
31(a)   Rule 13a-14(a) Certification - Chief Executive Officer (12)
31(b)   Rule 13a-14(a) Certification - Chief Financial Officer (12)
32(a)   Section 1350 Certification - Chief Executive Officer (12)
32(b)   Section 1350 Certification - Chief Financial Officer (12)
99.1    2002 Stock Option Plan. (4)
99.2    2001 Stock Option Plan. (4)
99.3    Form of Subordinated Promissory Note (9)
99.4 March 23, 2004 amendment to 2002 Stock Option Plan, subject to stockholder approval (10)
99.5    Press Release - Results of Operations for 2005 (12)

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

(10) Incorporated by reference to the Registrant's Form 10-QSB for its quarter ended September 30, 2005.

(11) Incorporated by regerence to the Registrant's Form 10-QSB for its quarter ended June 30, 2005.

(12) Filed herewith.

(13) Incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended December 31, 2004.

Item 14.  Principal Accountant Fees and Services.
-------------------------------------------------

Audit Fees

     During fiscal 2005, the aggregate fees billed for professional services rendered by Singer Lewak Greenbaum & Goldstein LLP (the "Prior Independent Auditors") for the 2004 audit of the Company's annual financial statements and the 2005 quarterly reviews of its financial statements included in the Company's quarterly reports totaled approximately $98,000. The aggregate fees billed for professional services rendered by Rose, Synder & Jacobs for the 2005 audit of the Company's financial statements totaled approximately $50,000.

Financial Information Systems Design and Implementation Fees

     During 2005, there were $-0- in fees billed for professional services by the Company's Prior Independent Auditors rendered in connection with, directly or indirectly, operating or supervising the operation of its information system or managing its local area network.

All Other Fees

     For the fiscal year ended December 31, 2005, there was $13,000 in fees billed for preparation of corporate tax returns, tax research and other professional services rendered by the Company's Prior Independent Auditors. The foregoing fees exclude expense reimbursements of approximately $5,400.

                                   SIGNATURES

     Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EMERGENT GROUP INC.

                                        By: /s/ Bruce J. Haber
                                        ----------------------
                                        Bruce J. Haber, Chairman of the
                                        Board and Chief Executive Officer


Dated:  New Rochelle, New York
March 30, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures                               Title                          Date

/s/ Bruce J. Haber                     Chairman of the Board      March 30, 2006
-------------------------------
Bruce J. Haber                         Chief Executive Officer

/s/ William M. McKay                   Chief Financial Officer    March 30, 2006
-----------------------------          Secretary and Treasurer
William M. McKay

/s/ Mark Waldron                       Director                   March 30, 2006
-------------------------------
Mark Waldron

/s/ Howard Waltman                     Director                   March 30, 2006
----------------------------
Howard Waltman

/s/ K. Deane Reade, Jr.                Director                   March 30, 2006
--------------------------------
K. Deane Reade, Jr.

Bruce J. Haber, Mark Waldron, Howard Waltman and K. Deane Reade, Jr. represent all the current members of the Board of Directors.