Form 10QSB
period 2006-03-31
EMERGENT GROUP INC/NY
filed 2006-05-15
CIK 1021097

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


                  For the Quarterly Period Ended March 31, 2006


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

                                 Yes [ ] No [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rue 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

     As of May 10, 2006, the registrant had a total of 5,452,610 shares of Common Stock outstanding.

                               EMERGENT GROUP INC.

                          FORM 10-QSB Quarterly Report

                                Table of Contents

                                                                                                         Page

PART I.  FINANCIAL INFORMATION

   Item 1.    Financial Statements

              Condensed Consolidated Balance Sheet as of March 31, 2006 (unaudited)                         3

              Condensed Consolidated Statements of Income for the Three Months
                 Ended March 31, 2006 and 2005 (unaudited)                                                  4

              Condensed Consolidated Statements of Cash Flows for the Three Months
                 Ended March 31, 2006 and 2005 (unaudited)                                                  5

              Notes to Condensed Consolidated Financial Statements                                          6

   Item 2.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                                 11

   Item 3.    Controls and Procedures                                                                      14

PART II.  OTHER INFORMATION

   Item 1.    Legal Proceedings                                                                            15

   Item 2.    Changes in Securities                                                                        15

   Item 3.    Defaults Upon Senior Securities                                                              15

   Item 4.    Submissions of Matters to a Vote of Security Holders                                         15

   Item 5.    Other Information                                                                            15

   Item 6.    Exhibits                                                                                     15


Signatures                                                                                                 16


                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                           Emergent Group Inc. and Subsidiaries
                           Condensed Consolidated Balance Sheet

                                                                              March 31,
                                                                                 2006
                                                                           ---------------
                                  ASSETS                                    (unaudited)

Current assets
     Cash                                                                  $      588,828
     Accounts receivable, net of allowance for doubtful
        accounts of $20,487                                                     2,045,935
     Inventory, net of reserves of $77,402                                        666,766
     Prepaid expenses                                                             140,258
                                                                           ---------------

           Total current assets                                                 3,441,787

Property and equipment, net of accumulated depreciation and
        amortization of $4,063,538                                              2,370,251
Goodwill                                                                        1,193,915
Other intangible assets, net of accumulated amortization of
        $71,411                                                                   194,875
Deposits and other assets                                                         161,713

                                                                           ---------------

Total assets                                                               $    7,362,541
                                                                           ===============

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Current portion of capital lease obligations                          $      615,725
     Current portion of notes payable                                             437,129
     Line of credit                                                                     -
     Accounts payable                                                             899,630
     Accrued expenses                                                           1,060,842

                                                                           ---------------
           Total current liabilities                                            3,013,326

Capital lease obligations, net of current portion                                 866,841
Notes payable, net of current portion                                             270,303
                                                                           ---------------

           Total liabilities                                                    4,150,470

Minority interest                                                                 338,392

Shareholders' equity
     Preferred stock, $0.001 par value, non-voting 10,000,000
        shares authorized, no shares issued and outstanding                             -
     Common stock, $0.04 par value, 100,000,000 shares authorized
        5,451,631 shares issued and outstanding                                   218,065
     Additional paid-in capital                                                14,866,025
     Deferred compensation, net of accumulated amortization of $51,403           (162,902)
     Accumulated deficit                                                      (12,047,509)
                                                                           ---------------

           Total shareholders' equity                                           2,873,679

                                                                           ---------------
 Total liabilities and shareholders' equity                                $    7,362,541
                                                                           ===============

              The accompanying notes are an integral part of these
                        condensed financial statements.

                      Emergent Group Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
                                   (Unaudited)


                                                                                Three Months Ended
                                                                                     March 31,
                                                                         ---------------------------------
                                                                              2006             2005
                                                                         ---------------- ----------------

Revenue                                                                  $     3,990,817  $     2,922,523
Cost of goods sold                                                             2,439,680        1,968,948
                                                                         ---------------- ----------------

Gross profit                                                                   1,551,137          953,575

Selling, general, and administrative expenses                                    976,328          799,134
                                                                         ---------------- ----------------

Income from operations                                                           574,809          154,441

Other income (expense)
     Interest expense                                                            (46,741)         (34,382)
     Gain on disposal of property and equipment                                    1,300            9,401
     Other income, net                                                            30,577            5,980
                                                                         ---------------- ----------------

            Total other income (expense)                                         (14,864)         (19,001)
                                                                         ---------------- ----------------

Income before provision for income taxes
     and minority interest                                                       559,945          135,440
Provision for income taxes                                                       (23,864)               -
                                                                         ---------------- ----------------

Income before minority interest                                                  536,081          135,440

Minority interest in income of consolidated
     limited liability companies                                                 (72,086)         (30,162)
                                                                         ---------------- ----------------

Net income                                                               $       463,995  $       105,278
                                                                         ================ ================

Basic earnings per share                                                 $          0.09  $          0.02
                                                                         ================ ================
Diluted earnings per share                                               $          0.08  $          0.02
                                                                         ================ ================

Basic weighted average shares outstanding                                      5,451,631        4,744,551
                                                                         ================ ================

Diluted weighted-average shares outstanding                                    5,816,939        4,744,551
                                                                         ================ ================

              The accompanying notes are an integral part of these
                        condensed financial statements.

                      Emergent Group Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                     March 31,
                                                                      ------------------------------------
                                                                                2006              2005
                                                                      ------------------------------------
Cash flows from operating activities
     Net income                                                       $         463,995    $      105,278
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                                           269,348           299,854
        Amortization of finance fees                                              3,348                 -
        Gain on disposal of property and equipment and other                     (1,300)           (9,401)
        Provision for doubtful accounts                                               -            (2,006)
        Minority interest in income                                              72,086            30,162
        Other income                                                            (17,000)                -
        (Increase) decrease in
            Accounts receivable                                                (154,522)          (89,136)
            Inventory                                                             3,505           (14,738)
            Prepaid expenses                                                     17,268           (30,663)
            Deposits and other assets                                           (61,262)          (14,146)
        Increase (decrease) in
            Accounts payable                                                    261,334           132,400
            Accrued expenses                                                     68,262            (7,221)
                                                                      ------------------------------------

Net cash provided by operating activities                                       925,062           400,383
                                                                      ------------------------------------

Cash flows from investing activities
     Purchase of property and equipment                                         (96,027)          (57,865)
     Cash paid to members of limited liability companies                        (73,115)          (42,291)
     Proceeds from the sale of property and equipment                             5,050            11,539

                                                                      ------------------------------------
Net cash used in investing activities                                          (164,092)          (88,617)
                                                                      ------------------------------------

Cash flows from financing activities
     Payments on capital lease obligations                                     (139,642)          (73,371)
     Payments on dividends declared                                            (512,861)                -
     Borrowings under line of credit                                          3,954,691                 -
     Repayments on line of credit                                            (3,954,691)                -
     Payments on notes payable, net                                            (105,016)          (96,180)

                                                                      ------------------------------------
Net cash used in financing activities                                          (757,519)         (169,551)
                                                                      ------------------------------------

Net increase in cash                                                              3,451           142,215

Cash, beginning of period                                                       585,377           351,595
                                                                      ------------------------------------

Cash, end of period                                                   $         588,828    $      493,810
                                                                      ====================================

Supplemental disclosures of cash flow information:
     Interest paid                                                    $          47,468    $       35,738
                                                                      ====================================


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

2.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Emergent have been prepared pursuant to the rules of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the periods presented.

     The results of operations presented for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

     Principles of Consolidation
     ----------------------------
     The consolidated financial statements include the accounts of Emergent and its wholly owned subsidiaries. Also, in accordance with the Financial Accounting Standards Board Interpretation Nos. 46 and 46R, "Consolidation of Variable Interest Entities" the Company has accounted for its equity investments in four limited liability companies under the full consolidation method. All significant inter-company transactions and balances have been eliminated through consolidation.

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

     Accounts  Receivable  and  Concentration  of Business  and Credit  Risks
     ------------------------------------------------------------------------

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

     Stock-Based Compensation
     ------------------------
     In December 2004, the FASB issued SFAS No. 123(R),"Share-Based Payment". SFAS 123(R) amends SFAS No. 123,"Accounting for Stock-Based Compensation", and APB Opinion 25,"Accounting for Stock Issued to Employees." SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective for public companies qualifying as SEC small business issuers for the fiscal year beginning after December 15, 2005.


     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, using the modified prospective method. Under this method, compensation cost recognized during the three months ended March 31, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized over the remaining vesting period for such options. There were no options granted during the quarter ended March 31, 2006. The implementation of the provisions of SFAS No. 123R on January 1, 2006 resulted in additional compensation costs of $3,079 for the quarter ended March 31, 2006. Basic and diluted earnings per share of $.09 and $0.08 did not change as a result of implementing SFAS No. 123R. In addition, the implementation of SFAS No. 123R did not have a significant impact on our financial position, results of operations or cash flows.


     Prior to January, we accounted for employee stock options grants in accordance with APB No. 25, and had adopted only the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no stock based compensation expense was recognized for the three months ended March 31, 2005 as all options were granted with a price based on the fair value of such options on the grant date. For the three months ended March 31, 2005, had we adopted the fair value recognition provisions of SFAS No. 123 to account for our employee stock options for the we would have recognized compensation expense of $1,342, which assumes that the fair value of such options, as prescribed by SFAS No. 123, was amortized to expense over the vesting period of such options. The total fair value of the 73,000 options granted during the three months ended March 31, 2005 were estimated at $26,831 at the date of grant using the Black-Scholes valuation model assuming volatility of 150%, a risk free interest rate of 3.5%, no annual dividends and expected lives of seven years.


     The 2002 Employee Benefit and Consulting Services Compensation Plan (the "2002 Plan") was adopted in 2002 for the purpose of providing incentives to key employees, officers, and consultants of the Company who provide significant services to the Company. As of March 31, 2006, there are 650,000 common shares authorized for grant under the 2002 Plan. However, 325,000 shares of the 650,000 shares represent an increase authorized by the Company's Board of Directors subject to shareholder approval. Options will not be granted for a term of more than ten years from the date of grant. Generally, options will vest evenly over a period of five years, and the 2002 Plan expires in March 2012. Since shareholder approval was not obtained on or before April 1, 2003, all incentive stock options granted under the 2002 Plan have automatically become non-statutory stock options, and the Board is limited to granting non-statutory stock options under the 2002 Plan. As of March 31, 2006, the number of shares reserved for future awards was 244,663.


     A summary of the Company's outstanding options and activity is as follows:

                                                                Weighted Average
                                             Number of Shares    Exercise Price
                                             ----------------    -------------

        Outstanding at January 1, 2006                431,099    $        1.45

        Options Granted                                     -    $           -
        Options Canceled                                    -    $           -
        Options Exercised                                   -    $           -
                                             ----------------

        Outstanding at March 31, 2006                 431,099    $        1.45
                                             ================

        Exercisable at March 31, 2006                 280,277    $        1.84
                                             ================

     The weighted-average remaining contractual life of the options outstanding at March 31, 2006 is 7.33 years. The exercise prices for the options outstanding at March 31, 2006 ranged from $0.40 to $162.16, and information relating to these options is as follows:

                                                                    Weighted-        Weighted-
                                                   Weighted-        Average          Average
                                                   Average          Exercise         Exercise
                                    Stock          Remaining        Price of         Price of
     Range of     Stock Options    Options        Contractual       Options          Options
 Exercise Prices    Outstanding   Exercisable        Life           Outstanding      Exercisable
------------------------------------------------------------------------------------------------
 $          0.40       417,589        266,767     7.62  years         $     0.40     $     0.40
 $  2.00 -  8.00         4,000          4,000     7.00  years         $     5.00     $     5.00
 $ 20.00 - 51.00         9,339          9,339     5.75  years         $    38.66     $    38.66
 $        162.16           171            171     1.29  years         $   162.16     $   162.16
                 ------------- --------------

 $ 0.40 - 162.16       431,099        280,277     7.33  years         $     1.45     $     1.84
                 ============= ==============



     As of March 31, 2006, the total unrecognized fair value compensation cost related to unvested stock options was $50,454, which is to be recognized over a remaining weighted average period of approximately 4.10 years.

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

     Recent Accounting Pronounments
     ------------------------------
     In May 2005, the FASB issued  Statement of Financial  Accounting  Standards
     (SFAS) No. 154, "Accounting Changes and Error Corrections", an amendment to Accounting Principles Bulletin (APB) Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". Though SFAS No. 154 carries forward the guidance in APB No. 20 and SFAS No. 3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors, SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. The Company implemented SFAS No. 154, effective January 1, 2006, which did not have a material impact upon the Company's financial position, results of operations or cash flows.

     In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"), which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS 133") and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140"). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. The Company is currently evaluating the impact of this new Standard, but believes that it will not have a material impact on the Company's financial position, results of operations or cash flows.

3.   DEBT OBLIGATIONS

     On May 25, 2005, the Company entered into a two-year agreement with a new lender to provide a revolving credit line (the "Revolver") and term note (the "Term Note") of up to $1,000,000 collateralized by accounts receivable and certain fixed assets (collectively referred to herein as the "Credit Facility"). Advances under the Revolver are based on 80% of each eligible receivable, as defined. Borrowings under the Revolver and Term Note bear interest at the prime rate (7.75% as of March 31, 2006), plus 2%. The Credit Facility also provides for payment of a monthly collateral management fee equal to 20 basis points (0.02%) on the average daily outstanding balances under the Credit Facility. In addition, the Credit Facility provides for an annual fee equal to 1% of the capital availability amount, as defined, upon closing and on each anniversary of the closing date. The Company incurred loan and closing costs of $26,785 in connection with the negotiation and execution of the Credit Facility which is being amortized over the loan term of 24 months.

     On May 27, 2005, the Company borrowed a total of $805,218 under the Credit Facility to pay off amounts owed under the Company's bank line of credit (the "Bank Line of Credit") of $654,184 and bank term loan (the "Bank Term Loan") of $151,034, both of which were due on or before May 31, 2005. As of March 31, 2006, total borrowings outstanding under the Credit Facility amounted to $106,016 all of which was outstanding under the Term Note. The Company has $893,984 of borrowing availability under the Credit Facility as of March 31, 2006.

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

     As of March 31, 2006 we have certain outstanding debt and lease obligations amounting to $241,832 and $57,896, respectively, which require additional principal payments of up to $187,500, in the event of default. As of March 31, 2006 and the filing of this Quarterly Report on Form 10-QSB we were in compliance with the terms and conditions of such debt and lease agreements.

     The Company incurred net interest expense of $46,741 and $ 34,382 for the three months ended March 31, 2006 and 2005, respectively.

4.   COMMITMENTS AND CONTINGENCIES

     Legal Matters
     -------------
     Byong Y. Kwon, Plaintiff against Daniel J. Yun, Emergent Group Inc., Emergent Capital Investment Management, LLC, Metedeconk Holdings, LLC, Voyager Advisors, LLC, Millennium Tradition Limited (f/k/a Millennium Heritage, Limited), Emergent Management Company, LLC, Endurance Advisors, Limited, SK Networks Co., Ltd. (f/k/a SK Global Co., Ltd.), Hye Min Kang, John Does 1-2 and Richard Roes 1-2 (collectively the "Defendants").

     Plaintiff's complaint against the Defendants named above is a civil lawsuit, which was signed by the clerk on February 2, 2005. This action is brought in the United States District Court, Southern District of New York by Plaintiff against the Company, a former director, Daniel Yun, and other parties to recover money damages for alleged fraud, negligent misrepresentations and aiding and abetting fraud. The Amended Complaint alleges that the factual basis involving the action against the Company involves alleged false representations to Plaintiff to induce him to leave his then employment in 2001 and accept the Company's and another named Defendant's alleged offer of employment. Plaintiff seeks compensatory damages and punitive damages each in the amount of not less than $2,100,000 together with interest thereon, reasonable attorneys' fees and other specific relief against Defendants other than the Company. Management has denied the Plaintiff's allegations against the Company and intends to vigorously defend this lawsuit. During the quarter ended March 31, 2006, there were no material developments in this matter.

     Equipment Agreement
     --------------------

     In March 2006 we entered into an agreement with a medical equipment supplier to rent certain surgical equipment for evaluation purposes for the period from March 1, 2006 to June 30, 2006. The rental agreement provides an option to purchase such equipment on or before June 30, 2006. The agreement requires the Company to make deposits of $75,000 during the evaluation period. Such deposits are subject to forfeiture should we decide not to exercise our right under the agreement to purchase such equipment. The deposits will be either refunded or applied against the purchase price should we decide to exercise our right to purchase the equipment.

5.   RELATED PARTY TRANSACTIONS

     Transactions with BJH Management
     --------------------------------
     The Company's Chairman and Chief Executive Officer maintains his primary office in New York. In this regard, the Company reimbursed BJH Management, LLC, a company owned by the Company's Chairman and Chief Executive Officer, for office rent and related expenses totaling $9,458 and $8,299 for the three months ended March 31, 2006 and 2005, respectively.

6.   LIMITED LIABILITY COMPANIES

     In connection with expanding its business in certain commercial and geographic areas, PRI Medical will at times help to form Limited Liability Companies ("LLCs") in which it will acquire a minority interest and offer the remaining interest to other investors. These LLCs acquire certain equipment for use in their respective business activities which generally focus on surgical procedures. As of March 31, 2006 PRI Medical holds minority equity interests in four LLCs which conduct business in California and Colorado. During 2005, PRI Medical helped to form two new LLCs, which subsequently raised total capital of $200,000 from investors. In late 2005, PRI Medical, on behalf of such LLCs, acquired two surgical lasers for $650,000. The LLCs finalized lease financing of $600,000 for such equipment in January 2006. The cost of the equipment is included in property and equipment and the related lease payable is included in capital lease obligations payable in the accompanying balance sheet as of March 31, 2006. The investors in each LLC agreed to provide individual proportionate lease guarantees based on their respective ownership percentages in the LLCs. PRI Medical provided corporate guarantees to the financing company in connection with such lease financing. In addition, the investors in each LLC agreed to indemnify PRI Medical against losses, if any, incurred in connection with its guarantees.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information contained in this Form 10-QSB and documents incorporated herein by reference are intended to update the information contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 and such information presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors" and other information contained in such Form 10-KSB and other Company filings with the Securities and Exchange Commission ("SEC").

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements requires managers to make estimates and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates including, but not limited to, those related to revenue recognition, inventory valuation and property and equipment. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our financial statements.

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

Results of Operations

The following table sets forth certain selected unaudited condensed consolidated statements of income data for the periods indicated in dollars and as a percentage of total revenues. The following discussion relates to our results of operations for the periods noted and are not necessarily indicative of the results expected for any other interim period or any future fiscal year. In addition, we note that the period-to-period comparison may not be indicative of future performance.


                                                            March 31,
                                              ---------------------------------------
                                                  2006        %       2005        %
                                              --------------  --   -------------- ---

Revenue                                         $ 3,990,817   100%    $2,922,523  100%
Cost of goods sold                                2,439,680    61%     1,968,948   67%
                                              --------------  ---  -------------- ---

Gross profit                                      1,551,137   39%       953,575   33%

Selling, general, and administrative expenses       976,328   24%       799,134   27%
                                              --------------  ---  -------------- ---

Income from operations                              574,809   14%       154,441    5%

Other income (expense)                              (14,864)   0%       (19,001)  -1%
                                              --------------  ---  -------------- ---

Income before provision for income
    taxes and minority interest                     559,945   14%       135,440    5%
Provision for income taxes                          (23,864)   0%             -    0%
                                              --------------  ---   ------------- ---
Net income before minority interest                 536,081   14%       135,440    5%
                                                              --                  ---

Minority interest in income of consolidated
    limited liability companies                     (72,086)   2%      (30,162)    1%
                                              --------------  ---  -------------- ---
Net income                                       $ 463,995    12%    $ 105,278     4%
                                              ==============  ===  ============== ===

Comparison of the Three Months Ended March 31, 2006 to March 31, 2005

The Company generated revenues of $3,990,817 in 2006 compared to $2,922,523 in 2005. The increase in revenues in 2006 of $1,068,294, or 37% is related to an increase in revenues from our higher-priced surgical procedures, to revenues generated from certain customers of an acquired competitor in November 2005, and to the full impact of certain price increases implemented in early 2005. In November 2005 we acquired certain operating assets and customer lists from a competitor which contributed to the increase in revenues for 2006. Revenues for 2006 include revenues of $462,020 from four consolidated limited liability companies while 2005 includes revenues of $166,776 from two such companies. Revenues from our surgical and cosmetic procedures represented approximately 92% and 8% of total revenues for 2006 and 88% and 12% for 2005, respectively.

Cost of goods sold was $2,439,680 in 2006 or 61% of revenues compared to $1,968,948 or 67% in 2005. Costs of good sold primarily consist of payroll costs and related expenses for technicians, cost of disposables consumed, insurance costs and other operating costs incurred in rendering mobile medical equipment and technician services. The overall increase in cost of goods sold of $470,732 or 24% for 2005 is generally due to increases in disposable costs and payroll and related costs offset by a decrease in depreciation expense. Disposable costs increased as a result of a change in the mix of surgical procedures rendered to customers whereby a greater number of procedures were performed in 2006 compared to 2005 that required more expensive disposable items while payroll costs increased as a result of the increase in the number of surgical and cosmetic procedures performed in 2006. Depreciation and amortization expense decreased due to the fact that certain assets became fully depreciated in mid-2005 and such decreases in depreciation were not entirely offset by depreciation from newly acquired assets. The net change in other cost categories included in cost of goods sold remained relatively unchanged in 2006 compared to 2005.

Gross profit from operations was $1,551,137 in 2006 compared to $953,575 in 2005. Gross profit as a percentage of revenues was 39% in 2006 compared to 33% for 2005. The improvement in our gross profit margin in 2006 is primarily due to certain per procedure price increases implemented early 2005 for various surgical and cosmetic procedures and to the mix of surgical procedures performed. Profit margins, net of disposable costs, will vary depending on the type of surgical procedure performed due to the fact that certain procedures require more expensive disposable items. In addition, gross margin rates will vary from period to period depending upon various factors including product and service mix, pricing considerations, and equipment and technician utilization rates. The gross margin for 2006 is not necessarily indicative of the margins that may be realized in future periods.

Selling, general, and administrative expenses were $976,328 or 24% of revenues in 2006 compared to $799,134 or 27% of revenues in 2005. Such costs include, among others, payroll and related expenses, insurance costs and occupancy costs. The increase in selling, general and administrative expenses of $177,194 in 2006 is primarily related to increases in selling payroll and commissions, and to incentive compensation expense.

Other income (expense) was ($14,864) in 2006 compared to ($19,001) in 2005. Other income (expense) includes interest expense, gains and losses on disposal of property and equipment, and other miscellaneous income and expense items. The net decrease in other income (expense) of $4,137 is primarily related to miscellaneous income from the write-off of certain vendor obligations relating to prior years, offset by an increase in net interest expense and a decrease in gains from the disposals of property and equipment in 2006 compared to 2005.

The minority interest in net income of limited liability companies was $72,086 in 2006 compared to $30,162 in 2005. Minority interest in income relates to the consolidation of four entities in 2006 and two entities in 2005 in which we hold an equity investment interest. As of March 31, 2006 and 2005 in accordance with the Financial Accounting Standards Board Interpretation Nos. 46 and 46R,
"Consolidation of Variable Interest Entities" the Company accounted for its equity investments in these entities under the full consolidation method.

Net income was $463,995 in 2006 compared to $105,278 in 2005. Provision for income taxes was ($23,864) in 2006 compared to $-0- in 2005. The Company has net operating loss carryforwards for both federal and state tax purposes. The provision for income taxes of ($23,864) as of March 31, 2006 relates to estimated Alternative Minimum Taxes (AMT) and to minimum state taxes payable. Basic net income per share for 2006 and 2005 was $0.09 and $0.02, respectively, while fully diluted net income per share for 2006 and 2005 was $0.08 and $0.02, respectively. Basic and fully diluted shares outstanding for 2006 were 5,451,631 and 5,816,939, respectively, and 4,744,551 for 2005.

Liquidity and Capital Resources

On May 25, 2005, the Company entered into a two-year agreement with a new lender to provide a revolving credit line (the "Revolver") and term note (the "Term Note") of up to $1,000,000 collateralized by accounts receivable and certain fixed assets (collectively referred to herein as the "Credit Facility"). Advances under the Revolver are based on 80% of eligible receivables, as defined. Borrowings under the Revolver and Term Note bear interest at the prime rate (7.75% as of March 31, 2006), plus 2%. The Credit Facility also provides for payment of a monthly collateral management fee equal to 20 basis points (0.02%) on the average daily outstanding balances under the Credit Facility. In addition, the Credit Facility provides for an annual fee equal to 1% of the capital availability amount, as defined, upon closing and on each anniversary of the closing date. The Company incurred loan and closing costs of $26,785 in connection with the negotiation and execution of the Credit Facility which is being amortized over the loan term of 24 months.

On May 27, 2005, the Company borrowed a total of $805,218 under the Credit Facility to pay off amounts owed under the Company's bank line of credit (the "Bank Line of Credit") of $654,184 and bank term loan (the "Bank Term Loan") of $151,034, both of which were due on or before May 31, 2005. As of March 31, 2006 total borrowings outstanding under the Credit Facility amounted to $106,016 all of which was outstanding under the Term Note. The Company has $893,984 of borrowing availability under the Credit Facility as of March 31, 2006.

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

As of March 31, 2006 we have certain outstanding debt and lease obligations amounting to $241,832 and $57,896, respectively, which require additional principal payments of up to $187,500, in the event of default. As of March 31, 2006 and the filing of this Quarterly Report on Form 10-QSB we were in compliance with the terms and conditions of such debt and lease agreements.

In March 2006 we entered into an agreement with a medical equipment supplier to rent certain surgical equipment for evaluation purposes for the period from March 1, 2006 to June 30, 2006. The rental agreement provides an option to purchase such equipment on or before June 30, 2006. The agreement requires the Company to make deposits of $75,000 during the evaluation period. Such deposits are subject to forfeiture should we decide not to exercise our right under the agreement to purchase such equipment. The deposits will be either refunded or applied against the purchase price should we decide to exercise our right purchase the equipment.

The Company had cash and cash equivalents of $588,828 at March 31, 2006. Cash provided by operating activities for the three months ended March 31, 2006 was $925,062. Cash generated from operations includes net income of $463,995, depreciation and amortization of $272,696, minority interest in net income of $72,086 and an increase in accounts payable and accrued expenses of $329,596; offset by an increase in accounts receivable of $154,522 and a decrease in prepaid expenses of $17,268. Cash used in investing activities was $164,092 related to the purchase of property and equipment of $96,027 and to cash distributions of $73,115 to members of limited liability companies, offset by net proceeds of $5,050 from the disposition of property and equipment. Cash used for financing activities was $757,519 from payments on lease and debt obligations of $139,642 and $105,016, respectively, and payment of dividends on common stock of $512,861. In addition, during the quarter ended March 31, 2006 we borrowed and repaid $3,954,691 under our line of credit.

The Company had cash and cash equivalents of $493,810 at March 31, 2005. Cash provided by operating activities for the three months ended March 31, 2005 was $400,383. Cash from operations includes net income of $105,278, depreciation and amortization of $299,854, minority interest in net income of $30,162, decreases in accounts receivable, inventory, prepaid expense, and deposits and other assets of $148,683 and an increase in accounts payable of $132,400. Cash used in investing activities was $88,617 due to the purchase of property and equipment of $57,865 and net cash payments of $42,291 to limited liability companies offset by net proceeds of $11,539 from the sale of property and equipment. Cash used for financing activities was $169,551 resulting from payments on lease and debt obligations of $73,371 and $96,180, respectively.

We anticipate that our future liquidity requirements will arise from the need to finance our accounts receivable and inventories, and from the need to fund our current debt and lease obligations and capital expenditures. The primary sources of funding for such requirements will be cash generated from operations, borrowings under debt facilities and trade payables, and raising additional capital from the sale of equity or other securities. The Company believes that it can generate sufficient cash flow from these sources to fund its operations for at least the next twelve months.

Item 3. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at the end of our most recent quarter ended March 31, 2006. There have been no changes in the Company's disclosure controls and procedures or in other factors that could affect the disclosure controls subsequent to the date the Company completed its evaluation.

Management has not yet completed, and is not yet required to have completed, its assessment of the effectiveness of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended.


                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

          See Note 4 to Notes to Condensed Consolidated Financial Statements included herein for a description of legal matters.


Item 2.   Changes in Securities

     (a) In the first quarter ended March 31, 2006 there were no sales of unregistered securities.
     (b)  Rule 463 of the Securities Act is not applicable to the Company.
     (c) In the first quarter ended March 31, 2006 there were no repurchases by the Company of its Common Stock.


Item 3.   Defaults Upon Senior Securities

          None.


Item 4.   Submissions of Matters to a Vote of Security Holders

          In the first quarter ended March 31, 2006 there were no matters submitted to a vote of security holders.


Item 5.   Other Information

          None.


Item 6.   Exhibits

          Except for the exhibits listed below, other required exhibits have been previously filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

Number Exhibit Description
--------------------------

10.1 Accounts Receivable Purchase Agreement executed May 25, 2005 by and among Access Capital, EGI and EGI's wholly-owned subsidiary, PRI Medical Technologies, Inc.*
10.2 May 2005 Letter Agreement by and among EGI and the limited guarantors, Bruce J. Haber, Mark Waldron, William M. McKay and Louis Buther*
10.3    May 2005 Amendment to Employment Contract of Bruce Haber*
10.4    May 2005 Amendment of Employment Contract of Louis Buther*
11.1 Statement re: computation of earnings per share. See condensed consolidated statement of operations and notes thereto.
31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002**
31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002**
32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

         ------------------------
         * Previously filed with Form 8-K on June 2, 2005.
        ** Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          EMERGENT GROUP INC.



Date: May 15, 2006                        By:  /s/ Bruce J. Haber
                                          -----------------------
                                          Bruce J. Haber,
                                          Chairman and Chief Executive Officer



Date: May 15, 2006                        By:  /s/ William M. McKay
                                          --------------------------
                                          William M. McKay,
                                          Chief Financial Officer and Secretary