Form 10QSB
period 2006-06-30
EMERGENT GROUP INC/NY
filed 2006-08-14
CIK 1021097

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


                  For the Quarterly Period Ended June 30, 2006


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



     As of August 14, 2006, the registrant had a total of 5,460,789 shares of Common Stock outstanding.

                               EMERGENT GROUP INC.

                          FORM 10-QSB Quarterly Report

                                Table of Contents


                                                                                                         Page

PART I.  FINANCIAL INFORMATION

   Item 1.    Financial Statements

              Condensed Consolidated Balance Sheet as of June 30, 2006 (unaudited)                          3

              Condensed Consolidated Statements of Income for the Three and Six Months
                 Ended June 30, 2006 and 2005 (unaudited)                                                   4

              Condensed Consolidated Statements of Cash Flows for the Six Months
                 Ended June 30, 2006 and 2005 (unaudited)                                                   5

              Notes to Condensed Consolidated Financial Statements                                          6

   Item 2.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                                 12

   Item 3.    Controls and Procedures                                                                      16

PART II.  OTHER INFORMATION

   Item 1.    Legal Proceedings                                                                            17

   Item 2.    Changes in Securities                                                                        17

   Item 3.    Defaults Upon Senior Securities                                                              17

   Item 4.    Submissions of Matters to a Vote of Security Holders                                         17

   Item 5.    Other Information                                                                            17

   Item 6.    Exhibits                                                                                     17


Signatures                                                                                                 19

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                      Emergent Group Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                   (unaudited)

                                                                                June 30,
                                                                                 2006
                                                                           ---------------
                                  ASSETS

Current assets
     Cash                                                                  $       772,578
     Accounts receivable, net of allowance for doubtful
        accounts of $20,832                                                      2,005,749
     Inventory, net of reserves of $77,207                                         712,369
     Prepaid expenses                                                              228,196
                                                                           ---------------

           Total current assets                                                  3,718,892

Property and equipment, net of accumulated depreciation and
        amortization of $4,291,084                                               3,198,033
Deposits and other assets                                                          135,354
Goodwill                                                                         1,192,027
Other intangible assets, net of accumulated amortization of
        $85,921                                                                    180,365

                                                                           ---------------

Total assets                                                               $     8,424,671
                                                                           ===============

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Current portion of capital lease obligations                          $       668,475
     Current portion of notes payable                                              414,077
     Accounts payable                                                              860,706
     Accrued liabilities and expenses                                            1,518,158

                                                                           ---------------
           Total current liabilities                                             3,461,416

Capital lease obligations, net of current portion                                  982,936
Notes payable, net of current portion                                              187,500
                                                                           ---------------

           Total liabilities                                                     4,631,852

Minority interest                                                                  349,521

Shareholders' equity
     Preferred stock, $0.001 par value, non-voting 10,000,000
        shares authorized, no shares issued and outstanding                              -
     Common stock, $0.04 par value, 100,000,000 shares authorized
        5,460,789 shares issued and outstanding                                    218,392
     Additional paid-in capital                                                 14,877,448
     Deferred compensation, net of accumulated amortization of $71,215            (154,840)
     Accumulated deficit                                                       (11,497,702)
                                                                           ---------------

           Total shareholders' equity                                            3,443,298

                                                                           ---------------
 Total liabilities and shareholders' equity                                $     8,424,671
                                                                           ===============


         The accompanying notes are an integral part of these condensed financial statements.

                      Emergent Group Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
                                   (unaudited)


                                                              Three Months Ended              Six Months Ended
                                                                   June 30,                       June 30,
                                                        ------------------------------  ----------------------------
                                                             2006             2005          2006            2005
                                                        -------------    -------------  -------------  -------------
Revenue                                                 $   3,993,211    $   2,948,415  $   7,984,028  $   5,870,935
Cost of goods sold                                          2,362,269        1,930,905      4,801,949      3,899,853
                                                        -------------    -------------  -------------  -------------

Gross profit                                                1,630,942        1,017,510      3,182,079      1,971,082

Selling, general, and administrative expenses                 986,092          873,062      1,962,420      1,672,059
                                                        -------------    -------------  -------------  -------------

Income from operations                                        644,850          144,448      1,219,659        299,023

Other income (expense)
     Interest expense                                         (42,503)         (31,562)       (89,244)       (66,073)
     Gain on disposal of property and equipment                 1,390           39,544          2,690         48,945
     Other income, net                                         45,663           21,314         76,240         27,295
                                                        -------------    -------------  -------------  -------------

            Total other income (expense)                        4,550           29,296        (10,314)        10,167
                                                        -------------    -------------  -------------  -------------

Income before provision for income taxes
     and minority interest                                    649,400          173,744      1,209,345        309,190
Provision for income taxes                                     (9,972)               -        (33,836)             -
                                                        -------------    -------------  -------------  -------------

Income before minority interest                               639,428          173,744      1,175,509        309,190

Minority interest in income of consolidated
     limited liability companies                              (89,621)         (48,469)      (161,707)       (78,630)
                                                        -------------    -------------  -------------  -------------

Net income                                              $     549,807    $     125,275  $   1,013,802  $     230,560
                                                        =============    =============  =============  =============

Basic earnings per share                                $        0.10    $        0.03  $        0.19  $        0.05
                                                        =============    =============  =============  =============

Diluted earnings per share                              $        0.09    $        0.03  $        0.17  $        0.05
                                                        =============    =============  =============  =============

Basic weighted average shares outstanding                   5,459,200        4,817,752      5,456,127      4,781,641
                                                        =============    =============  =============  =============

Diluted weighted-average shares outstanding                 5,805,504        4,926,810      5,802,431      4,890,699
                                                        =============    =============  =============  =============

         The accompanying notes are an integral part of these condensed financial statements.

                      Emergent Group Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                               Six Months Ended June 30,
                                                            ------------------------------
                                                                 2006            2005
                                                            --------------  --------------

Cash flows from operating activities
    Net income                                              $    1,013,802  $      230,560
    Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                               507,445         588,320
       Amortization of finance fees                                 35,717               -
       (Gain) loss on disposal of property and equipment            (2,690)        (39,723)
       Provision for doubtful accounts                                 345          (2,095)
       Minority interest in income                                 161,707          78,630
       Other income - non-cash                                     (36,638)              -
       (Increase) decrease in
          Accounts receivable                                     (114,681)       (135,239)
          Inventory                                                (37,223)         (9,672)
          Prepaid expenses                                         (70,670)        (32,718)
          Deposits and other assets                               (124,851)        (29,061)
       Increase (decrease) in
          Accounts payable                                         222,410         103,392
          Accrued liabilities and expenses                         (46,425)         (9,233)
                                                            --------------  --------------

Net cash provided by operating activities                        1,508,248         743,161
                                                            --------------  --------------

Cash flows from investing activities
    Purchase of property and equipment                            (171,574)       (132,497)
    Cash paid to members of limited liability companies           (151,606)        (85,956)
    Proceeds from the sale of property and equipment                 6,440          57,289

                                                            --------------  --------------
Net cash used in investing activities                             (316,740)       (161,164)
                                                            --------------  --------------

Cash flows from financing activities
    Payments on capital lease obligations                         (280,575)       (139,554)
    Payment of dividends on common stock                          (512,861)              -
    Borrowings under line of credit                              8,043,826       1,177,496
    Repayments on line of credit                                (8,043,826)     (1,764,471)
    Payments on notes payable, net                                (210,871)       (110,216)

                                                            --------------  --------------
Net cash used in financing activities                           (1,004,307)       (836,745)
                                                            --------------  --------------

Net increase in cash                                               187,201        (254,748)

Cash, beginning of period                                          585,377         351,595
                                                            --------------  --------------

Cash, end of period                                         $      772,578  $       96,847
                                                            ==============  ==============

Supplemental disclosures of cash flow information:
    Interest paid                                           $       97,061  $       69,629
                                                            ==============  ==============

    Income taxes paid                                       $       12,000  $            -
                                                            ==============  ==============

Supplemental schedule of noncash investing and financing activities:

 During the six months ended June 30, 2006, the Company incurred capital lease obligations of of $1,027,416 in connection with the purchase of equipment.



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

     The results of operations presented for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

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

     Inventory
     ----------

     Inventory consists of finished goods primarily used in connection with the delivery of our mobile surgical equipment rental and services business. Inventory is stated at the lower of cost or market, on a first-in, first-out basis.

                               EMERGENT GROUP INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     Stock-Based Compensation
     -------------------------

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


     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, using the modified prospective method. Under this method, compensation cost recognized during the three and six months ended June 30, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized over the remaining vesting period for such options. There were no options granted during the six months ended June 30, 2006. The implementation of the provisions of SFAS No. 123R on January 1, 2006 resulted in additional compensation costs of $3,233 and $6,313 for the quarter and six months ended June 30, 2006, respectivley. Basic and diluted earnings per share of $0.10 and $0.09 for the quarter did not change as a result of implementing SFAS No. 123R. In addition, the implementation of SFAS No. 123R did not have a significant impact on our financial position, results of operations or cash flows.

     Prior to January, we accounted for employee stock options grants in accordance with APB No. 25, and had adopted only the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no stock based compensation expense was recognized for the three and six months ended June 30, 2005 as all options were granted with a price based on the fair value of such options on the grant date. For the three and six months ended June 30, 2005, had we adopted the fair value recognition provisions of SFAS No. 123 to account for our employee stock options we would have recognized compensation expense of $1,342 and $2,683, respectively, which assumes that the fair value of such options, as prescribed by SFAS No. 123, was amortized to expense over the vesting period of such options. The total fair value of 73,000 options granted during March 2005 were estimated at $26,831 at the date of grant using the Black-Scholes valuation model assuming volatility of 150%, a risk free interest rate of 3.5%, no annual dividends and expected lives of seven years.

     The 2002 Employee Benefit and Consulting Services Compensation Plan (the "2002 Plan") was adopted in 2002 for the purpose of providing incentives to key employees, officers, and consultants of the Company who provide significant services to the Company. As of June 30, 2006, there are 650,000 common shares authorized for grant under the 2002 Plan. However, 325,000 shares of the 650,000 shares represent an increase authorized by the Company's Board of Directors subject to shareholder approval. Options will not be granted for a term of more than ten years from the date of grant. Generally, options will vest evenly over a period of five years, and the 2002 Plan expires in March 2012. Since shareholder approval was not obtained on or before April 1, 2003, all incentive stock options granted under the 2002 Plan have automatically become non-statutory stock options, and the Board is limited to granting non-statutory stock options under the 2002 Plan. As of June 30, 2006, the number of shares reserved for future awards was 225,138.

     A summary of the Company's outstanding options and activity is as follows:


                                                           Weighted Average
                                    Number of Shares        Exercise Price
                                    ----------------        ---------------

Outstanding at January 1, 2006               431,099        $          1.45

Options Granted                                    -        $             -
Options Canceled                              (2,487)       $          0.40
Options Exercised                             (3,750)       $          0.40
                                    ----------------

Outstanding at June 30, 2006                 424,862        $          1.35
                                    ================

Exercisable at June 30, 2006                 293,933        $          1.77
                                    ================

                               EMERGENT GROUP INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     The weighted-average remaining contractual life of the options outstanding at June 30, 2006 is 7.10 years. The exercise prices for the options outstanding at June 30, 2006 ranged from $0.40 to $162.16, and information relating to these options is as follows:



Stock Options    Stock Options     Weighted-Average    Weighted-Average   Weighted-Average
Outstanding      Exercisable          Remaining        Exercise Price     Exercise Price
                                   Contractual life    of Options         of Options
                                                       Outstanding        Exercisable
------------     --------------    -----------------   -----------------  -----------------
     411,352            280,423      7.15  years         $   0.40           $   0.40
       4,000              4,000      6.51  years         $   5.00           $   5.00
       9,339              9,339      5.14  years         $  38.66           $  38.66
         171                171      0.38  years         $ 162.00           $ 162.00
------------     --------------

     424,862            293,933      7.10  years         $   1.35           $   1.77
============     ==============

     As of June 30, 2006, the total unrecognized fair value compensation cost related to unvested stock options was $44,142, which is to be recognized over a remaining weighted average period of approximately 7.10 years.

     In addition to options granted under the 2002 Plan, as of June 30, 2006 we have 110,000 restricted awarded shares issued and outstanding, which generally vest in equal installments over five years from the date of issuance. Such award shares are issued from time to time to executive officers, directors and employees of the Company. Non-vested award shares are subject to forfeiture in the event that recipient is no longer employed by the Company at the time of vesting, subject to the Board's right to waive the forfeiture provisions. Compensation expense related to such shares is determined as of the issuance date based on the fair value of the shares issued and is amortized over the related vesting period. Compensation expense related to award shares was $3,578 and $6,572 for the three and six months ended June 30, 2006, respectively.

     Earnings Per Share
     ------------------

     The Company utilizes SFAS No. 128, "Earnings per Share." Basic earnings per share are computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common share equivalents had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

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

                               EMERGENT GROUP INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"), which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS 133") and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140"). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. The Company does not believe that SFAS 155 will have a material impact on the Company's financial position, results of operations or cash flows.

3.   DEBT OBLIGATIONS

     On May 25, 2005, the Company entered into a two-year agreement with a new lender to provide a revolving credit line (the "Revolver") and term note (the "Term Note") of up to $1,000,000 collateralized by accounts receivable and certain fixed assets (collectively referred to herein as the "Credit Facility"). Advances under the Revolver are based on 80% of each eligible receivable, as defined. Borrowings under the Revolver and Term Note bear interest at the prime rate (8.25% as of June 30, 2006), plus 2%. The Credit Facility also provides for payment of a monthly collateral management fee equal to 20 basis points (0.02%) on the average daily outstanding balances under the Credit Facility. In addition, the Credit Facility provides for an annual fee equal to 1% of the capital availability amount, as defined, upon closing and on each anniversary of the closing date. The Company incurred loan and closing costs of $26,785 in connection with the negotiation and execution of the Credit Facility which is being amortized over the loan term of 24 months. On May 27, 2005, the Company borrowed a total of $805,218 under the Credit Facility to pay off amounts owed under the Company's bank line of credit (the "Bank Line of Credit") of $654,184 and bank term loan (the "Bank Term Loan") of $151,034, both of which were due on or before May 31, 2005. As of June 30, 2006, total borrowings outstanding under the Credit Facility amounted to $97,479 all of which was outstanding under the Term Note. The Company has $902,521 of borrowing availability under the Credit Facility as of June 30, 2006.

     The terms and conditions of the Credit Facility included limited guarantees from three executive officers and one director of the Company. In connection with providing such limited guarantees to the lender, the guarantors were issued an aggregate of 260,000 shares of the Company's common stock, of which an aggregate of 196,000 are being issued to the executive officers, and 64,000 shares to one outside director. The guarantors have each entered into an agreement with the Company to return the shares that they received in consideration of their limited guarantee in the event the guarantor on his own volition breaches (other than a breach that is cured within the terms of the limited guarantee agreement) or terminates his own respective limited guarantee, prior to the payment in full of the Company's obligations to the lender or to the voluntary release from the limited guarantee by the lender. The Company recorded deferred compensation costs of $104,000 in connection with the issuance of common stock for the limited guarantees, which is being amortized to compensation expense over the loan term of 24 months.

     In June 2006, the Credit Facility was amended, whereby the minimum borrowing amount, monthly collateral management fee, early termination fees and limited guarantees were eliminated. The amended agreement also requires the Company to maintain a tangible net worth of at least $1.5 million and requires the lender to pay the Company interest on cash collections in excess of amounts borrowed under the Revolver at a rate of 3% below the prime rate. The Company will pay the lender a fee of $30,000, payable in six equal monthly installments beginning July 1, 2006, in connection with the amended agreement.

     In May 2006 the Company entered into a master lease agreement with a bank to provide a lease line of credit of $500,000 for the financing of equipment purchases. Under the agreement, the Company may finance equipment purchases on an installment basis at a rate of interest determined at each respective borrowing date. Such rates will generally approximate the bank's prime rate. As of June 30, 2006, we had $271,711 outstanding under the credit facility payable in monthly installments over a term of 36 to 48 months.

     As of June 30, 2006 we have certain outstanding debt and lease obligations amounting to $191,597 and $44,167, respectively, which require additional principal payments of up to $187,500, in the event of default. As of June 30, 2006 and the filing of this Quarterly Report on Form 10-QSB we were in compliance with the terms and conditions of such debt and lease agreements.

     The Company incurred net interest expense of $42,503 and $31,562 for the three months ended June 30, 2006 and 2005, respectively, and $89,244 and $66,073 for the six months ended June 30, 2006 and 2005, respectively.

                               EMERGENT GROUP INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

     Plaintiff's complaint against the Defendants named above is a civil lawsuit, which was signed by the clerk on February 2, 2005. This action is brought in the United States District Court, Southern District of New York by Plaintiff against the Company, a former director, Daniel Yun, and other parties to recover money damages for alleged fraud, negligent misrepresentations and aiding and abetting fraud. The Amended Complaint alleges that the factual basis involving the action against the Company involves alleged false representations to Plaintiff to induce him to leave his then employment in 2001 and accept the Company's and another named Defendant's alleged offer of employment. Plaintiff seeks compensatory damages and punitive damages each in the amount of not less than $2,100,000 together with interest thereon, reasonable attorneys' fees and other specific relief against Defendants other than the Company. Management has denied the Plaintiff's allegations against the Company and intends to vigorously defend this lawsuit. During the quarter ended June 30, 2006, there were no material developments in this matter.

     Equipment Agreement
     -------------------

     In March 2006 we entered into an agreement with a medical equipment supplier to rent certain surgical equipment for evaluation purposes for the period from March 1, 2006 to June 30, 2006. The rental agreement provides an option to purchase such equipment on or before June 30, 2006. The agreement requires the Company to make deposits of $75,000 during the evaluation period. Such deposits are subject to forfeiture should we decide not to exercise our right under the agreement to purchase such equipment. The deposits will be either refunded or applied against the purchase price should we decide to exercise our right to purchase the equipment. In June 2006, PRI Medical exercised its right to acquire the equipment. The equipment and related payable are included in property and equipment, and accrued liabilities, respectively, in the accompanying balance sheet as of June 30, 2006.

5.   RELATED PARTY TRANSACTIONS

     Transactions with BJH Management
     --------------------------------

     The Company's Chairman and Chief Executive Officer maintains his primary office in New York. In this regard, the Company reimbursed BJH Management, LLC ("BJH"), a company owned by the Company's Chairman and Chief Executive Officer, for office rent and related expenses totaling $7,247 and $8,557 for the three months ended June 30, 2006 and 2005, and $16,705 and $16,856 for the six months ended June 30, 2006 and 2005, respectively.

     Effective, July 1, 2006, the services of the Company's Chairman and Chief Executive Officer are contracted until June 2007 through BJH Management for a monthly fee of $15,167. In June 2006, the Company agreed to extend Mr. Buther's employment contract for one year to June 2007.

6.   LIMITED LIABILITY COMPANIES

     In connection with expanding its business in certain commercial and geographic areas, PRI Medical will at times help to form Limited Liability Companies ("LLCs") in which it will acquire a minority interest and offer the remaining interest to other investors. These LLCs acquire certain equipment for use in their respective business activities which generally focus on surgical procedures. As of June 30, 2006 PRI Medical holds minority equity interests in four LLCs which conduct business in California and Colorado. In accordance with the Financial Accounting Standards Board Interpretation No. 46R, "Consolidation of Variable Interest Entities" the Company accounted for its equity investments in its LLCs under the full consolidation method whereby transactions between the Company and LLCs have been eliminated through consolidation.

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

                                                     Three Months Ended                            Six Months Ended
                                                           June 30,                                     June 30,
                                             ------------------------------------        ------------------------------------
                                                  2006          %       2005        %        2006         %        2005         %
                                             ---------------   ---  -------------  ---   --------------   ---  --------------  ---
Revenue                                      $     3,993,211   100% $   2,948,415  100%  $    7,984,028   100% $    5,870,935  100%
Cost of goods sold                                 2,362,269    59%     1,930,905   65%       4,801,949    60%      3,899,853   66%
                                             ---------------   ---  -------------  ---   --------------   ---  --------------  ---

Gross profit                                       1,630,942    41%     1,017,510   35%       3,182,079    40%     1,971,082    34%

Selling, general, and administrative expenses        986,092    25%       873,062   30%       1,962,420    49%     1,672,059    28%
                                             ---------------   ---  -------------  ---   --------------   ---  --------------  ---

Income from operations                               644,850    16%       144,448    5%       1,219,659    -9%       299,023     5%

Other income (expense)                                 4,550     0%        29,296    1%         (10,314)    0%        10,167     0%
                                             ---------------   ---  -------------  ---   --------------   ---  --------------  ---

Income before provision for income
    taxes and minority interest                      649,400    16%       173,744    6%       1,209,345    -9%       309,190     5%
Provision for income taxes                            (9,972)    0%             -    0%         (33,836)    0%            -      0%
                                             ---------------   ---  -------------  ---   --------------   ---  --------------  ---

Net income before minority interest                  639,428    16%       173,744    6%       1,175,509    -9%       309,190     5%

Minority interest in income of consolidated
    limited liability companies                      (89,621)   -2%       (48,469)  -2%        (161,707)   -2%        (78,630)  -1%
                                             ---------------   ---   ------------  ---   --------------   ---  --------------  ---
Net income                                   $       549,807    14%  $    125,275    4%  $    1,013,802    13% $      230,560    4%
                                             ===============   ===   ============  ===   ==============   ===  ==============  ===

Comparison of the Three Months Ended June 30, 2006 to June 30, 2005

The Company generated revenues of $3,993,211 in 2006 compared to $2,948,415 in 2005. The increase in revenues in 2006 of $1,044,796, or 35% is related to an increase in revenues from our higher-priced surgical procedures, to revenues generated from certain customers of an acquired competitor in November 2005, and to the full impact of certain price increases implemented in early 2005. In November 2005 we acquired certain operating assets and customer lists from a competitor which contributed to the increase in revenues for 2006. Revenues from our surgical and cosmetic procedures represented approximately 93% and 7% of total revenues for 2006 and 88% and 12% for 2005, respectively.

Cost of goods sold was $2,362,269 in 2006 or 59% of revenues compared to $1,930,905 or 65% in 2005. Costs of good sold primarily consist of payroll costs and related expenses for technicians, cost of disposables consumed, insurance costs and other operating costs incurred in rendering mobile medical equipment and technician services. The overall increase in cost of goods sold of $431,364 or 22% for 2006 is generally due to increases in disposable costs and payroll and related costs offset by a decrease in depreciation expense. Disposable costs increased as a result of a change in the mix of surgical procedures rendered to customers whereby a greater number of higher priced procedures were performed in 2006 compared to 2005 that required more expensive disposable items while payroll costs increased as a result of the increase in the number of surgical and cosmetic procedures performed in 2006. Depreciation and amortization expense decreased due to the fact that certain assets became fully depreciated in mid-2005 and such decreases in depreciation were not entirely offset by depreciation from newly acquired assets. The net change in other cost categories included in cost of goods sold remained relatively unchanged in 2006 compared to 2005.

Gross profit from operations was $1,630,942 in 2006 compared to $1,017,510 in 2005. Gross profit as a percentage of revenues was 41% in 2006 compared to 35% for 2005. The improvement in our gross profit margin in 2006 is primarily due to certain per procedure price increases implemented early 2005 for various surgical and cosmetic procedures and to the mix of surgical procedures performed. In 2006, we performed a greater number of higher priced surgical procedures compared to 2005, which resulted in higher overall margins. In addition, profit margins after disposable costs will vary depending on the type of surgical procedure performed due to the fact that certain procedures require more expensive disposable items. Gross margin rates will vary from period to period depending upon various factors including product and service mix, pricing considerations, and equipment and technician utilization rates. The gross margin for 2006 is not necessarily indicative of the margins that may be realized in future periods.

Selling, general, and administrative expenses were $986,092 or 25% of revenues in 2006 compared to $873,062 or 30% of revenues in 2005. Such costs include, among others, payroll and related expenses, insurance costs and occupancy costs. The increase in selling, general and administrative expenses of $113,030 in 2006 is primarily related to increases in incentive compensation and other payroll related expenses.

Other income (expense) was $4,550 in 2006 compared to $29,296 in 2005. Other income (expense) includes interest expense, gains and losses on disposal of property and equipment, and other miscellaneous income and expense items. The net decrease in other income (expense) of $24,746 is primarily related to an increase in net interest expense and a decrease in gains from the disposals of property and equipment in 2006 compared to 2005.

The minority interest in net income of limited liability companies was $89,621 in 2006 compared to $48,469 in 2005. Minority interest in income relates to the consolidation of four entities in 2006 and two entities in 2005 in which we hold an equity investment interest. As of June 30, 2006 and 2005 in accordance with the Financial Accounting Standards Board Interpretation Nos. 46 and 46R,
"Consolidation of Variable Interest Entities" the Company accounted for its equity investments in these entities under the full consolidation method.

Net income was $549,807 in 2006 compared to $125,275 in 2005. Provision for income taxes was $9,972 in 2006 compared to $-0- in 2005. The Company has net operating loss carryforwards for both federal and state tax purposes. The provision for income taxes of $9,972 as of June 30, 2006 relates to estimated Alternative Minimum Taxes (AMT) and to minimum state taxes payable. Basic net income per share for 2006 and 2005 was $0.10 and $0.03, respectively, while fully diluted net income per share for 2006 and 2005 was $0.09 and $0.03, respectively. Basic and fully diluted shares outstanding for 2006 were 5,459,200 and 5,805,504, respectively, and 4,817,752 and 4,926,810 for 2005, respectively.

Comparison of the Six Months Ended June 30, 2006 to June 30, 2005

The Company generated revenues of $7,984,028 in 2006 compared to $5,870,935 in 2005. The increase in revenues in 2006 of $2,113,093, or 36% is related to an increase in revenues from our higher-priced surgical procedures, to revenues generated from certain customers of an acquired competitor in November 2005, and to the full impact of certain price increases implemented in early 2005. In November 2005 we acquired certain operating assets and customer lists from a competitor which contributed to the increase in revenues for 2006. Revenues from our surgical and cosmetic procedures represented approximately 92% and 8% of total revenues for 2006 and 88% and 12% for 2005, respectively.

Cost of goods sold was $4,801,949 in 2006 or 60% of revenues compared to $3,899,853 or 66% in 2005. Costs of good sold primarily consist of payroll costs and related expenses for technicians, cost of disposables consumed, insurance costs and other operating costs incurred in rendering mobile medical equipment and technician services. The overall increase in cost of goods sold of $902,096 or 23% for 2006 is generally due to increases in disposable costs and payroll and related costs offset by a decrease in depreciation expense. Disposable costs increased as a result of a change in the mix of surgical procedures rendered to customers whereby a greater number of procedures were performed in 2006 compared to 2005 that required more expensive disposable items while payroll costs increased as a result of the increase in the number of surgical and cosmetic procedures performed in 2006. Depreciation and amortization expense decreased due to the fact that certain assets became fully depreciated in mid-2005 and such decreases in depreciation were not entirely offset by depreciation from newly acquired assets. The net change in other cost categories included in cost of goods sold remained relatively unchanged in 2006 compared to 2005.

Gross profit from operations was $3,182,079 in 2006 compared to $1,971,082 in 2005. Gross profit as a percentage of revenues was 40% in 2006 compared to 34% for 2005. The improvement in our gross profit margin in 2006 is primarily due to certain per procedure price increases implemented early 2005 for various surgical and cosmetic procedures and to the mix of surgical procedures performed. In 2006, we performed a greater number of higher priced surgical procedures compared to 2005, which resulted in higher overall margins. Profit margins after disposable costs will vary depending on the type of surgical procedure performed due to the fact that certain procedures require more expensive disposable items. In addition, gross margin rates will vary from period to period depending upon various factors including product and service mix, pricing considerations, and equipment and technician utilization rates. The gross margin for 2006 is not necessarily indicative of the margins that may be realized in future periods.

Selling, general, and administrative expenses were $1,962,420 or 49% of revenues in 2006 compared to $1,672,059 or 28% of revenues in 2005. Such costs include, among others, payroll and related expenses, insurance costs and occupancy costs. The increase in selling, general and administrative expenses of $290,361 in 2006 is primarily related to increases in incentive compensation and other payroll related expenses.

Other income (expense) was $(10,314) in 2006 compared to $10,167 in 2005. Other income (expense) includes interest expense, gains and losses on disposal of property and equipment, and other miscellaneous income and expense items. The net decrease in other income (expense) of $20,481 is primarily related to an increase in net interest expense and a decrease in gains from the disposals of property and equipment in 2006 compared to 2005.

The minority interest in net income of limited liability companies was $161,707 in 2006 compared to $78,630 in 2005. Minority interest in income relates to the consolidation of four entities in 2006 and two entities in 2005 in which we hold an equity investment interest. As of June 30, 2006 and 2005 in accordance with the Financial Accounting Standards Board Interpretation Nos. 46 and 46R,
"Consolidation of Variable Interest Entities" the Company accounted for its equity investments in these entities under the full consolidation method.

Net income was $1,013,802 in 2006 compared to $230,560 in 2005. Provision for income taxes was $33,836 in 2006 compared to $-0- in 2005. The Company has net operating loss carryforwards for both federal and state tax purposes. The provision for income taxes of $33,836 as of June 30, 2006 relates to estimated Alternative Minimum Taxes (AMT) and to minimum state taxes payable. Basic net income per share for 2006 and 2005 was $0.19 and $0.05, respectively, while fully diluted net income per share for 2006 and 2005 was $0.17 and $0.05, respectively. Basic and fully diluted shares outstanding for 2006 were 5,456,127 and 5,802,431, respectively, and 4,781,641 and 4,890,699 for 2005, respectively.

Liquidity and Capital Resources

On May 25, 2005, the Company entered into a two-year agreement with a new lender to provide a revolving credit line (the "Revolver") and term note (the "Term Note") of up to $1,000,000 collateralized by accounts receivable and certain fixed assets (collectively referred to herein as the "Credit Facility"). Advances under the Revolver are based on 80% of each eligible receivable, as defined. Borrowings under the Revolver and Term Note bear interest at the prime rate (8.25% as of June 30, 2006), plus 2%. The Credit Facility also provides for payment of a monthly collateral management fee equal to 20 basis points (0.02%) on the average daily outstanding balances under the Credit Facility. In addition, the Credit Facility provides for an annual fee equal to 1% of the capital availability amount, as defined, upon closing and on each anniversary of the closing date. The Company incurred loan and closing costs of $26,785 in connection with the negotiation and execution of the Credit Facility which is being amortized over the loan term of 24 months. On May 27, 2005, the Company borrowed a total of $805,218 under the Credit Facility to pay off amounts owed under the Company's bank line of credit (the "Bank Line of Credit") of $654,184 and bank term loan (the "Bank Term Loan") of $151,034, both of which were due on or before May 31, 2005. As of June 30, 2006, total borrowings outstanding under the Credit Facility amounted to $97,479 all of which was outstanding under the Term Note. The Company has $902,521 of borrowing availability under the Credit Facility as of June 30, 2006.

The terms and conditions of the Credit Facility included limited guarantees from three executive officers and one director of the Company. In connection with providing such limited guarantees to the lender, the guarantors were issued an aggregate of 260,000 shares of the Company's common stock, of which an aggregate of 196,000 were issued to the executive officers, and 64,000 shares to one outside director. The guarantors have each entered into an agreement with the Company to return the shares that they received in consideration of their limited guarantee in the event the guarantor on his own volition breaches (other than a breach that is cured within the terms of the limited guarantee agreement) or terminates his own respective limited guarantee, prior to the payment in full of the Company's obligations to the lender or to the voluntary release from the limited guarantees by the lender. The Company recorded deferred compensation costs of $104,000 in connection with the issuance of common stock for the limited guarantees, which is being amortized to compensation expense over the loan term of 24 months.

In June 2006, the Credit Facility was amended, whereby the minimum borrowing amount, monthly collateral management fee, early termination fees and limited guarantees were eliminated. The amended agreement also requires the Company to maintain a tangible net worth of at least $1.5 million and requires the lender to pay the Company interest on cash collections in excess of amounts borrowed under the Revolver at a rate of 3% below the prime rate. The Company will pay the lender a fee of $30,000, payable in six equal monthly installments beginning July 1, 2006, in connection with the amended agreement.

In May 2006 the Company entered into a master lease agreement with a bank to provide a lease line of credit of $500,000 for the financing of equipment purchases. Under the agreement, the Company may finance equipment purchases on an installment basis at a rate of interest determined at each respective borrowing date. Such rates will generally approximate the bank's prime rate. As of June 30, 2006, we had $271,711 outstanding under the credit facility payable in monthly installments over a term of 36 to 48 months.

As of June 30, 2006 we have certain outstanding debt and lease obligations amounting to $191,597 and $44,167, respectively, which require additional principal payments of up to $187,500, in the event of default. As of June 30, 2006 and the filing of this Quarterly Report on Form 10-QSB we were in compliance with the terms and conditions of such debt and lease agreements.

The Company had cash and cash equivalents of $772,578 at June 30, 2006. Cash provided by operating activities for the six months ended June 30, 2006 was $1,508,248. Cash generated from operations includes net income of $1,013,802, depreciation and amortization of $507,445, minority interest in net income of $161,707, and a net increase in accounts payable, and accrued liabilities and expenses of $175,985; offset by an increase in accounts receivable, prepaid expenses, inventory, deposits and other assets of $347,425. Cash used in investing  activities  was  $316,740  related to the  purchase of  property  and equipment of $171,574 and to cash distributions of $151,606 to members of limited liability companies, offset by net proceeds of $6,440 from the disposition of property and equipment. Cash used for financing activities was $1,004,307 from payments on lease and debt obligations of $280,575 and $210,871, respectively, and payment of dividends on common stock of $512,861. In addition, during the six months ended June 30, 2006 we borrowed and repaid $8,043,826 under our line of credit.

The Company had cash and cash equivalents of $96,847 at June 30, 2005. Cash provided by operating activities for the six months ended June 30, 2005 was $743,161. Cash generated from operations includes net income of $230,560, depreciation and amortization of $588,320, minority interest in net income of $78,630 and an increase in accounts payable of $103,392; offset by an increase in accounts receivable of $135,239 and an increase of $71,451 in inventory, prepaid expenses, and deposits and other assets and decrease of $9,233 in accrued liabilities and expenses. Cash used in investing activities was $161,164 related to the purchase of property and equipment of $132,497 and to cash distributions of $85,956 to limited liability companies, offset by net proceeds of $57,289 from the disposition of property and equipment. Cash used for financing activities was $836,745 from net repayments of $586,975 on our revolving line of credit and from payments on lease and debt obligations of $139,554 and $110,216, respectively.

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

Item 3. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's

Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at the end of our most recent quarter ended June 30, 2006. There have been no changes in the Company's disclosure controls and procedures or in other factors that could affect the disclosure controls subsequent to the date the Company completed its evaluation.

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


Item 2.   Changes in Securities

          (a) In the second quarter ended June 30, 2006 there were no sales of unregistered securities.

          (b) Rule 463 of the Securities Act is not applicable to the Company.

          (c) In the second quarter ended June 30, 2006 there were no repurchases by the Company of its Common Stock.


Item 3.   Defaults Upon Senior Securities

          None.


Item 4.   Submissions of Matters to a Vote of Security Holders

          In the second quarter ended June 30, 2006 there were no matters submitted to a vote of security holders.


Item 5.   Other Information

          None.


Item 6.   Exhibits

          Except for the exhibits listed below, other required exhibits have been previously filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

Number
Exhibit   Description
--------- ----------------------------------------------------------------------

10.1 Amendment to Accounts Receivable Purchase Agreement executed May 25, 2005 by and among Access Capital, EGI and EGI's wholly-owned subsidiary, PRI Medical Technologies, Inc.*

10.2    June 2006 Amendment to Employment Contract of Bruce Haber**

10.3    June 2006 Amendment of Employment Contract of Louis Buther**

11.1    Statement  re:   computation  of  earnings  per  share.   See  condensed
        consolidated statement of operations and notes thereto.

31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002*

31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002*

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1    Press Release

         ------------------------
         * Filed herewith.
         ** Previously filed with Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          EMERGENT GROUP INC.



Date: August 14, 2006                     By:  /s/ Bruce J. Haber
                                          ------------------------
                                          Bruce J. Haber,
                                          Chairman and Chief Executive Officer



Date: August 14, 2006                     By:  /s/ William M. McKay
                                          --------------------------
                                          William M. McKay,
                                          Chief Financial Officer and Secretary