Form 10QSB
period 2006-09-30
EMERGENT GROUP INC/NY
filed 2006-11-14
CIK 1021097

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       -----------------------------------
                                   FORM 10-QSB
                       -----------------------------------
             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                For the Quarterly Period Ended September 30, 2006
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

                       -----------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     As of November 13, 2006, the registrant had a total of 5,460,789 shares of Common Stock outstanding.

                               EMERGENT GROUP INC.

                          FORM 10-QSB Quarterly Report

                                Table of Contents


                                                                                                         Page

PART I.  FINANCIAL INFORMATION

   Item 1.    Financial Statements

              Condensed Consolidated Balance Sheet as of September 30, 2006 (unaudited)                    3

              Condensed Consolidated Statements of Income for the Three and Nine Months
                 Ended September 30, 2006 and 2005 (unaudited)                                             4

              Condensed Consolidated Statements of Cash Flows for the Nine Months
                 Ended September 30, 2006 and 2005 (unaudited)                                             5

              Notes to Condensed Consolidated Financial Statements                                         6

   Item 2.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                                11

   Item 3.    Controls and Procedures                                                                     16

PART II.  OTHER INFORMATION

   Item 1.    Legal Proceedings                                                                           17

   Item 2.    Changes in Securities                                                                       17

   Item 3.    Defaults Upon Senior Securities                                                             17

   Item 4.    Submissions of Matters to a Vote of Security Holders                                        17

   Item 5.    Other Information                                                                           17

   Item 6.    Exhibits                                                                                    17


Signatures                                                                                                18

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                      Emergent Group Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet

                                                                              September 30,
                                                                                  2006
                                                                            ----------------
                                   ASSETS                                      (unaudited)

Current assets
     Cash                                                                        $ 1,029,979
     Accounts receivable, net of allowance for doubtful
        accounts of $22,225                                                        2,263,544
     Inventory, net of reserves of $77,207                                           728,799
     Prepaid expenses                                                                162,820
                                                                            ----------------

           Total current assets                                                    4,185,142

Property and equipment, net of accumulated depreciation and
        amortization of $4,259,004                                                 3,893,452
Deposits and other assets                                                            134,774
Goodwill                                                                           1,192,027
Other intangible assets, net of accumulated amortization
        of $100,430                                                                  165,855
                                                                            ----------------

Total assets                                                                     $ 9,571,250
                                                                            ================

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Current portion of capital lease obligations                                  $ 937,528
     Current portion of notes payable                                                338,620
     Accounts payable                                                                733,297
     Accrued liabilities and expenses                                              1,488,665
                                                                            ----------------
           Total current liabilities                                               3,498,110

Capital lease obligations, net of current portion                                  1,554,450
Notes payable, net of current portion                                                156,250
                                                                            ----------------

           Total liabilities                                                       5,208,810

Minority interest                                                                    453,741

Shareholders' equity
     Preferred stock, $0.001 par value, non-voting 10,000,000
        shares authorized, no shares issued and outstanding                                -
     Common stock, $0.04 par value, 100,000,000 shares authorized
        5,460,789 shares issued and outstanding                                      218,392
     Additional paid-in capital                                                   14,877,448
     Deferred compensation, net of accumulated amortization of $90,850              (135,204)
     Accumulated deficit                                                         (11,051,937)
                                                                            ----------------

           Total shareholders' equity                                              3,908,699
                                                                            ----------------

 Total liabilities and shareholders' equity                                      $ 9,571,250
                                                                            ================

              The accompanying notes are an integral part of these
                        condensed financial statements.

                      Emergent Group Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
                                   (unaudited)

                                                    Three Months Ended            Nine Months Ended
                                                       September 30,                September 30,
                                                 -------------------------- ------------------------------
                                                     2006         2005           2006           2005
                                                 -------------------------- --------------- --------------
Revenue                                          $  3,997,933   $3,181,811  $   11,981,961  $   9,052,744
Cost of goods sold                                  2,416,331    1,965,207       7,218,280      5,865,060
                                                 ------------   ----------  --------------  -------------

Gross profit                                        1,581,602    1,216,604       4,763,681      3,187,684

Selling, general, and administrative expenses       1,021,690      797,598       2,984,110      2,469,660
                                                 ------------   ----------  --------------  -------------

Income from operations                                559,912      419,006       1,779,571        718,024

Other income (expense)
     Interest expense                                 (39,466)     (36,036)       (128,710)      (102,108)
     Gain on disposal of property and equipment        15,502        2,056          18,192         51,002
     Other income, net                                 32,401       32,748         108,641         60,043
                                                 ------------   ----------  --------------  -------------

            Total other income (expense)                8,437       (1,232)         (1,877)         8,937
                                                 ------------   ----------  --------------  -------------

Income before provision for income taxes
     and minority interest                            568,349      417,774       1,777,694        726,961
Provision for income taxes                            (14,692)           -         (48,528)             -
                                                 ------------   ----------  --------------  -------------

Income before minority interest                       553,657      417,774       1,729,166        726,961

Minority interest in income of consolidated
     limited liability companies                     (107,892)     (16,447)       (269,599)       (95,077)
                                                 ------------   ----------  --------------  -------------

Net income                                       $    445,765   $  401,327  $    1,459,567  $     631,884
                                                 ============   ==========  ==============  =============

Basic earnings per share                         $       0.08   $     0.08          $ 0.27  $        0.13
                                                 ============   ==========  ==============  =============

Diluted earnings per share                       $       0.08   $     0.08          $ 0.25  $        0.13
                                                 ============   ==========  ==============  =============

Basic weighted average shares outstanding           5,460,789    5,004,551       5,457,704      4,856,271
                                                 ============   ==========  ==============  =============

Diluted weighted-average shares outstanding         5,822,186    5,071,024       5,809,343      4,921,764
                                                 ============   ==========  ==============  =============

              The accompanying notes are an integral part of these
                        condensed financial statements.

                      Emergent Group Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                                    September 30,
                                                                                     ---------------------------------------------
                                                                                              2006                   2005
                                                                                    ------------------------ --------------------
Cash flows from operating activities
  Net income                                                                        $              1,459,567 $            631,884
  Adjustments to reconcile net income to net cash
  provided by operating activities:
             Depreciation and amortization                                                           855,521              801,568
             Amortization of finance fees                                                              7,772                    -
             (Gain) loss on disposal of property and equipment                                       (18,192)             (51,002)
             Provision for doubtful accounts                                                           1,738               (2,960)
             Minority interest in income                                                             269,603               95,077
             Other income - non-cash                                                                 (66,095)                   -
             (Increase) decrease in
                       Accounts receivable                                                          (373,869)            (185,898)
                       Inventory                                                                     (53,240)              24,106
                       Prepaid expenses                                                               (9,294)             (39,101)
                       Deposits and other assets                                                     (12,837)               4,267
             Increase (decrease) in
                       Accounts payable                                                               95,001              696,151
                       Accrued expenses                                                              113,953               64,767
                                                                                    ------------------------ --------------------

Net cash provided by operating activities                                                          2,269,628            2,038,859
                                                                                    ------------------------ --------------------

Cash flows from investing activities
  Purchase of property and equipment                                                                (367,268)            (184,875)
  Purchase of property and equipment for consolidated LLCs                                                 -             (650,000)
  Cash paid to members of limited liability companies                                               (245,283)            (146,239)
  Contributions from new members to limited liability companies                                       90,000              200,000
  Proceeds from the sale of property and equipment                                                    21,988               59,752

                                                                                    ------------------------ --------------------
Net cash used in investing activities                                                               (500,563)            (721,362)
                                                                                    ------------------------ --------------------

Cash flows from financing activities
  Payments on capital lease obligations                                                             (494,024)            (210,009)
  Payment of dividends on common stock                                                              (512,861)                   -
  Borrowings under line of credit                                                                 11,585,633            4,207,042
  Repayments on line of credit                                                                   (11,585,633)          (4,857,042)
  Payments on notes payable, net                                                                    (317,578)            (368,654)
  Borrowings under note payable                                                                            -              190,000
  Payment of loan fees                                                                                     -              (26,785)

                                                                                    ------------------------ --------------------
Net cash used in financing activities                                                             (1,324,463)          (1,065,448)
                                                                                    ------------------------ --------------------

Net increase in cash                                                                                 444,602              252,049

Cash, beginning of period                                                                            585,377              351,595
                                                                                    ------------------------ --------------------

Cash, end of period                                                                 $              1,029,979 $            603,644
                                                                                    ======================== ====================

Supplemental disclosures of cash flow information:
  Interest paid                                                                     $                142,544 $            106,992
                                                                                    ======================== ====================

  Income taxes paid                                                                 $                 54,531 $                  -
                                                                                    ======================== ====================

Supplemental schedule of noncash investing and financing activities:

During the nine months ended September 30, 2006, the Company incurred capital lease obligations of $2,108,932 for the purchase of medical equipment.

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

     The results of operations presented for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

     Principles of Consolidation
     ---------------------------
     The consolidated financial statements include the accounts of Emergent and its wholly owned subsidiaries. Also, in accordance with the Financial Accounting Standards Board Interpretation Nos. 46 and 46R, "Consolidation of Variable Interest Entities" the Company has accounted for its equity investments in six limited liability companies under the full consolidation method. All significant inter-company transactions and balances have been eliminated through consolidation.

     Use of Estimates
     ----------------
     The preparation of the condensed consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reporting period. Actual results could differ significantly from those estimates.

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


     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, using the modified prospective method. Under this method, compensation cost recognized during the three and nine months ended September 30, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized over the remaining vesting period for such options. There were no options granted during the nine months ended September 30, 2006. The implementation of the provisions of SFAS No. 123R on January 1, 2006 resulted in additional compensation costs of $3,030 and $9,343 for the quarter and nine months ended September 30, 2006, respectively. Basic and diluted earnings per share of $0.27 and $0.25 for the quarter did not change as a result of implementing SFAS No. 123R. In addition, the implementation of SFAS No. 123R did not have a significant impact on our financial position, results of operations or cash flows.


     Prior to January, we accounted for employee stock option grants in accordance with APB No. 25, and had adopted only the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no stock based compensation expense was recognized for the three and nine months ended September 30, 2005 as all options were granted with a price based on the fair value of such options on the grant date. For the three and nine months ended September 30, 2005, had we adopted the fair value recognition provisions of SFAS No. 123 to account for our employee stock options we would have recognized compensation expense of $1,342 and $4,025, respectively, which assumes that the fair value of such options, as prescribed by SFAS No. 123, was amortized to expense over the vesting period of such options. The total fair value of 73,000 options granted during March 2005 were estimated at $26,831 at the date of grant using the Black-Scholes valuation model assuming volatility of 150%, a risk free interest rate of 3.5%, no annual dividends and expected lives of seven years.


     The 2002 Employee Benefit and Consulting Services Compensation Plan (the "2002 Plan") was adopted in 2002 for the purpose of providing incentives to key employees, officers, and consultants of the Company who provide significant services to the Company. As of September 30, 2006, there are 650,000 common shares authorized for grant under the 2002 Plan. However, 325,000 shares of the 650,000 shares represent an increase authorized by the Company's Board of Directors subject to shareholder approval. Options will not be granted for a term of more than ten years from the date of grant. Generally, options will vest evenly over a period of five years, and the 2002 Plan expires in March 2012. Since shareholder approval was not obtained on or before April 1, 2003, all incentive stock options granted under the 2002 Plan have automatically become non-statutory stock options, and the Board is limited to granting non-statutory stock options under the 2002 Plan. As of September 30, 2006, the number of shares reserved for future awards was 225,138.

     A summary of the Company's outstanding options and activity is as follows:

                                               Number of      Weighted Average
                                                Shares         Exercise Price
                                         ---------------------------------------

     Outstanding at January 1, 2006             431,099           $ 1.45

     Options Granted                                  -           $    -
     Options Canceled                            (2,487)          $ 0.40
     Options Exercised                           (3,750)          $ 0.40
                                               --------

     Outstanding at September 30, 2006          424,862           $ 1.35
                                               ========
     Exercisable at September 30, 2006          307,851           $ 1.71
                                               ========

     The weighted-average remaining contractual life of the options outstanding at September 30, 2006 is 6.84 years. The exercise prices for the options outstanding at September 30, 2006 ranged from $0.40 to $162.16, and information relating to these options is as follows:

                                                                     Weighted-       Weighted-
                                                                      Average         Average
                                                                      Exercise        Exercise
                                                 Weighted-Average     Price of        Price of
Range of Exercise  Stock Options Stock Options  Remaining             Options         Options
    Prices         Outstanding   Exercisable     Contractual Life     Outstanding     Exercisable
--------------------------------------------------------------------------------------------------
  $           0.40     411,337      294,326      6.89  years         $   0.40       $   0.40
  $    2.00 - 8.00       4,000        4,000      6.25  years         $   5.00       $   5.00
  $  20.00 - 51.00       9,354        9,354      4.89  years         $  38.66       $  38.66
  $         162.16         171          171      0.13  years         $ 162.16       $ 162.16
                     ---------    ---------
  $  0.40 - 162.16     424,862      307,851      6.84  years         $   1.35       $   1.71
                     =========    =========

     As of September 30, 2006, the total unrecognized fair value compensation cost related to unvested stock options was $41,112, which is to be recognized over a remaining weighted average period of approximately 6.84 years.

     In addition to options granted under the 2002 Plan, as of September 30, 2006 we have 110,000 restricted award shares issued and outstanding, which generally vest in equal installments over five years from the date of issuance. Such award shares are issued from time to time to executive officers, directors and employees of the Company. Non-vested award shares are subject to forfeiture in the event that recipient is no longer employed by the Company at the time of vesting, subject to the Board's right to waive the forfeiture provisions. Compensation expense related to such shares is determined as of the issuance date based on the fair value of the shares issued and is amortized over the related vesting period. Compensation expense related to award shares was $3,605 and $12,174 for the three and nine months ended September 30, 2006, respectively.

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

     In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of evaluating the expected effect of FIN 48 on its results of operations and financial position.


     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is required to adopt the provision of SFAS 157, as applicable, beginning in fiscal year 2008. Management does not believe the adoption of SFAS 157 will have a material impact on the Company's financial position or results of operations.


3.   DEBT OBLIGATIONS

     On May 25, 2005, the Company entered into a two-year agreement with a new lender to provide a revolving credit line (the "Revolver") and term note (the "Term Note") of up to $1,000,000 collateralized by accounts receivable and certain fixed assets (collectively referred to herein as the "Credit Facility"). Advances under the Revolver are based on 80% of each eligible receivable, as defined. Borrowings under the Revolver and Term Note bear interest at the prime rate (8.25% as of September 30, 2006), plus 2%. The Credit Facility also provides for payment of a monthly collateral management fee equal to 20 basis points (0.02%) on the average daily outstanding balances under the Credit Facility. In addition, the Credit Facility provides for an annual fee equal to 1% of the capital availability amount, as defined, upon closing and on each anniversary of the closing date. The Company incurred loan and closing costs of $26,785 in connection with the negotiation and execution of the Credit Facility which is being amortized over the loan term of 24 months. On May 27, 2005, the Company borrowed a total of $805,218 under the Credit Facility to pay off amounts owed under the Company's bank line of credit (the "Bank Line of Credit") of $654,184 and bank term loan (the "Bank Term Loan") of $151,034, both of which were due on or before May 31, 2005. As of September 30, 2006, total borrowings outstanding under the Credit Facility amounted to $73,109 all of which was outstanding under the Term Note. The Company has $926,891 of borrowing availability under the Credit Facility as of September 30, 2006.

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

     In May 2006 the Company entered into a master lease agreement with a bank to provide a lease line of credit of $500,000 for the financing of equipment purchases. Under the agreement, the Company may finance equipment purchases on an installment basis at a rate of interest determined at each respective borrowing date. Such rates will generally approximate the bank's prime rate. As of September 30, 2006, we had $424,934 outstanding under the credit facility payable in monthly installments over a term of 36 to 48 months.

     As of September 30, 2006 we have certain outstanding debt and lease obligations amounting to $140,510 and $30,196, respectively, which require additional principal payments of up to $187,500, in the event of default. As of September 30, 2006 and the filing date of this Quarterly Report on Form 10-QSB, we were in compliance with the terms and conditions of such debt and lease agreements.

     The Company incurred net interest expense of $39,466 and $36,036 for the three months ended September 30, 2006 and 2005, respectively, and $128,710 and $102,108 for the nine months ended September 30, 2006 and 2005, respectively.

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

     Plaintiff's complaint against the Defendants named above is a civil lawsuit, which was signed by the clerk on February 2, 2005. This action is brought in the United States District Court, Southern District of New York by Plaintiff against the Company, a former director, Daniel Yun, and other parties to recover money damages for alleged fraud, negligent misrepresentations and aiding and abetting fraud. The Amended Complaint alleges that the factual basis involving the action against the Company involves alleged false representations to Plaintiff to induce him to leave his then employment in 2001 and accept the Company's and another named Defendant's alleged offer of employment. Plaintiff seeks compensatory damages and punitive damages each in the amount of not less than $2,100,000 together with interest thereon, reasonable attorneys' fees and other specific relief against Defendants other than the Company. Management has denied the Plaintiff's allegations against the Company and intends to vigorously defend this lawsuit. During the quarter ended September 30, 2006, there were no material developments in this matter.

5.   RELATED PARTY TRANSACTIONS

     Transactions with BJH Management
     --------------------------------
     The Company's Chairman and Chief Executive Officer maintains his primary office in New York. In this regard, the Company reimbursed BJH Management, LLC ("BJH"), a company owned by the Company's Chairman and Chief Executive Officer, for office rent and related expenses totaling $8,134 and $7,477 for the three months ended September 30, 2006 and 2005, and $24,839 and $25,432 for the nine months ended September 30, 2006 and 2005, respectively.

     Effective, July 1, 2006, the services of the Company's Chairman and Chief Executive Officer are contracted until June 2007 through BJH Management for a monthly fee of $15,167. In June 2006, the Company agreed to extend Mr. Buther's employment contract for one year to June 2007.

6.   LIMITED LIABILITY COMPANIES

     In connection with expanding its business in certain commercial and geographic areas, PRI Medical will at times help to form Limited Liability Companies ("LLCs") in which it will acquire a minority interest and offer the remaining interest to other investors. These LLCs acquire certain equipment for use in their respective business activities which generally focus on surgical procedures. As of September 30, 2006 PRI Medical holds minority equity interests in six LLCs, which conduct business in California and Colorado. In accordance with the Financial Accounting Standards Board Interpretation No. 46R, "Consolidation of Variable Interest Entities" the Company accounted for its equity investments in its LLCs under the full consolidation method whereby transactions between the Company and LLCs have been eliminated through consolidation.

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

Results of Operations

The following table sets forth certain selected unaudited condensed consolidated statements of income data for the periods indicated in dollars and as a percentage of total revenues. The following discussions relates to our results of operations for the periods noted and are not necessarily indicative of the results expected for any other interim period or any future fiscal year. In addition, we note that the period-to-period comparison may not be indicative of future performance.

                                                         Three Months Ended                       Nine Months Ended
                                                           September 30,                             September 30,
                                               -----------------------------------       -------------------------------------
                                                     2006        %       2005          %         2006      %        2005        %
                                               ---------------   -  --------------     -  --------------   -   ---------------  -
Revenue                                        $     3,997,933  100% $    3,181,811  100% $   11,981,961  100% $     9,052,744 100%
Cost of goods sold                                   2,416,331   60%      1,965,207   62%      7,218,280   60%       5,865,060  65%
                                               ---------------   --- --------------   --- --------------  ---  --------------- ---

Gross profit                                         1,581,602   40%      1,216,604   38%      4,763,681   40%       3,187,684  35%

Selling, general, and administrative expenses        1,021,690   26%        797,598   25%      2,984,110   25%       2,469,660  27%
                                               ---------------   --- --------------   --- --------------  ---  --------------- ---

Income from operations                                 559,912   14%        419,006   13%      1,779,571   15%         718,024   8%

Other income (expense)                                   8,437    0%         (1,232)   0%         (1,877)   0%           8,937   0%
                                               ---------------   --- --------------   --- --------------  ---  --------------- ---

Income before provision for income
    taxes and minority interest                        568,349   14%        417,774   13%      1,777,694   15%         726,961   8%
Provision for income taxes                             (14,692)   0%             -     0%        (48,528)   0%               -   0%
                                               ---------------   --- --------------   --- --------------  ---  --------------- ---

Net income before minority interest                    553,657   14%        417,774   13%      1,729,166   14%         726,961   8%
                                               ---------------   --- --------------   --- --------------  ---  --------------- ---

Minority interest in income of consolidated
    limited liability companies                       (107,892)  -3%        (16,447)  -1%       (269,599)  -2%         (95,077) -1%
                                               ---------------   --- --------------   --- --------------  ---  --------------- ---
Net income                                     $       445,765   11% $      401,327   13% $    1,459,567   12% $       631,884   7%
                                               ===============   === ==============   === ==============  ===  =============== ===

Comparison of the Three Months Ended September 30, 2006 to September 30, 2005

The Company generated revenues of $3,997,933 in 2006 compared to $3,181,811 in 2005. The increase in revenues in 2006 of $816,122, or 26% is related to an increase in revenues from our surgical procedures and to revenues generated from certain customers of a competitor from who we acquired certain assets in November 2005. Revenues from our surgical and cosmetic procedures represented approximately 93% and 7% of total revenues for 2006 and 91% and 9% for 2005, respectively.

Cost of goods sold was $2,416,331 in 2006 or 60% of revenues compared to $1,965,207 or 62% in 2005. Costs of good sold primarily consist of payroll costs and related expenses for technicians, cost of disposables consumed, insurance costs and other operating costs incurred in rendering mobile medical equipment and technician services. The overall increase in cost of goods sold of $451,124 or 23% for 2006 is generally due to increases in disposable costs, payroll and related costs and an increase in depreciation expense. Disposable costs increased as a result of a change in the mix of surgical procedures rendered to customers whereby a greater number of higher priced procedures were performed in 2006 compared to 2005 that required more expensive disposable items while payroll costs increased as a result of the increase in the number of surgical and cosmetic procedures performed in 2006. Depreciation and amortization expense increased due to equipment purchases in 2006. The net change in other cost categories included in cost of goods sold remained relatively unchanged in 2006 compared to 2005.

Gross profit from operations was $1,581,602 in 2006 compared to $1,216,604 in 2005. Gross profit as a percentage of revenues was 40% in 2006 compared to 38% for 2005. The improvement in our gross profit margin in 2006 is primarily due to the mix of surgical procedures performed in 2006, whereby we performed a greater number of higher priced surgical procedures compared to 2005, which resulted in higher overall margins. In addition, profit margins after disposable costs will vary depending on the type of surgical procedure performed due to the fact that certain procedures require more expensive disposable items. Gross margin rates will vary from period to period depending upon various factors including product and service mix, pricing considerations, and equipment and technician utilization rates. The gross margin for 2006 is not necessarily indicative of the margins that may be realized in future periods.

Selling, general, and administrative expenses were $1,021,690 or 26% of revenues in 2006 compared to $797,598 or 25% of revenues in 2005. Such costs include, among others, payroll and related expenses, insurance costs and occupancy costs. The increase in selling, general and administrative expenses of $224,092 in 2006 is primarily related to increases in incentive compensation and to increases in sales management and other payroll related expenses.

Other income (expense) was $8,437 in 2006 compared to $(1,232) in 2005. Other income (expense) includes interest expense, gains and losses on disposal of property and equipment, and other miscellaneous income and expense items. The net increase in other income (expense) of $9,669 is primarily related to an increase in gain on disposal of property and equipment of $13,446 offset by an increase in interest expense of $3,430 in 2006 compared to 2005.

The minority interest in net income of limited liability companies was $107,892 in 2006 compared to $16,447 in 2005. Minority interest in income relates to the consolidation of six entities in 2006 and four entities in 2005 in which we hold an equity investment interest. As of September 30, 2006 and 2005 in accordance with the Financial Accounting Standards Board Interpretation Nos. 46 and 46R, "Consolidation of Variable Interest Entities" the Company accounted for its equity investments in these entities under the full consolidation method.

Net income was $445,765 in 2006 compared to $401,327 in 2005. Provision for income taxes was $14,692 in 2006 compared to $-0- in 2005. The Company has net operating loss carryforwards for both federal and state tax purposes. The provision for income taxes of $14,692 as of September 30, 2006 relates to estimated Alternative Minimum Taxes (AMT) and to minimum state taxes payable. Basic net income per share for 2006 and 2005 was $0.08 and $0.08, respectively, while fully diluted net income per share for 2006 and 2005 was $0.08 and $0.08, respectively. Basic and fully diluted shares outstanding for 2006 were 5,460,789 and 5,822,186, respectively, and 5,004,551 and 5,071,024 for 2005, respectively.

Comparison of the Nine Months Ended September 30, 2006 to September 30, 2005

The Company generated revenues of $11,981,961 in 2006 compared to $9,052,744 in 2005. The increase in revenues in 2006 of $2,929,217, or 32% is related to an increase in revenues from our surgical procedures and to revenues generated from certain customers of a competitor from who we acquired certain assets in November 2005. Revenues from our surgical and cosmetic procedures represented approximately 93% and 7% of total revenues for 2006 and 89% and 11% for 2005, respectively.

Cost of goods sold was $7,218,280 in 2006 or 60% of revenues compared to $5,865,060 or 65% in 2005. Costs of good sold primarily consist of payroll costs and related expenses for technicians, cost of disposables consumed, insurance costs and other operating costs incurred in rendering mobile medical equipment and technician services. The overall increase in cost of goods sold of $1,353,220 or 23% for 2006 is generally due to increases in disposable costs and payroll and related costs. Disposable costs increased as a result of a change in the mix of surgical procedures rendered to customers whereby a greater number of procedures were performed in 2006 compared to 2005 that required more expensive disposable items while payroll costs increased as a result of the increase in the number of surgical and cosmetic procedures performed in 2006. The net change in other cost categories included in cost of goods sold remained relatively unchanged in 2006 compared to 2005.

Gross profit from operations was $4,763,681 in 2006 compared to $3,187,684 in 2005. Gross profit as a percentage of revenues was 40% in 2006 compared to 35% for 2005. The improvement in our gross profit margin in 2006 is primarily due to certain per procedure prince increases implemented early 2005 for various surgical and cosmetic procedures and to the mix of surgical procedures performed. In 2006, we performed a greater number of higher priced surgical procedures compared to 2005, which resulted in higher overall margins. Profit margins after disposable costs will vary depending on the type of surgical procedure performed due to the fact that certain procedures require more expensive disposable items. In addition, gross margin rates will vary from period to period depending upon various factors including product and service mix, pricing considerations, and equipment and technician utilization rates. The gross margin for 2006 is not necessarily indicative of the margins that may be realized in future periods.

Selling, general, and administrative expenses were $2,984,110 or 25% of revenues in 2006 compared to $2,469,660 or 27% of revenues in 2005. Such costs include, among others, payroll and related expenses, insurance costs and occupancy costs. The increase in selling, general and administrative expenses of $514,450 in 2006 is primarily related to increases in incentive compensation and to increases in sales management and other payroll related expenses.

Other income (expense) was $(1,877) in 2006 compared to $8,937 in 2005. Other income (expense) includes interest expense, gains and losses on disposal of property and equipment, and other miscellaneous income and expense items. The net decrease in other income (expense) relates to an increase in interest expense of $26,602, a decrease of $32,810 in gain from the disposal of property and equipment, offset by an increase in other income of $48,598 primarily related to the write-off of certain vendor obligations.

The minority interest in net income of limited liability companies was $269,599 in 2006 compared to $95,077 in 2005. Minority interest in income relates to the consolidation of six entities in 2006 and four entities in 2005 in which we hold an equity investment interest. As of September 30, 2006 and 2005 in accordance with the Financial Accounting Standards Board Interpretation Nos. 46 and 46R, "Consolidation of Variable Interest Entities" the Company accounted for its equity investments in these entities under the full consolidation method.

Net income was $1,459,567 in 2006 compared to $631,884 in 2005. Provision for income taxes was $48,528 in 2006 compared to $-0- in 2005. The Company has net operating loss carryforwards for both federal and state tax purposes. The provision for income taxes of $48,528 as of September 30, 2006 relates to estimated Alternative Minimum Taxes (AMT) and to minimum state taxes payable. Basic net income per share for 2006 and 2005 was $0.27 and $0.13, respectively, while fully diluted net income per share for 2006 and 2005 was $0.25 and $0.13, respectively. Basic and fully diluted shares outstanding for 2006 were 5,457,704 and 5,809,343, respectively, and 4,856,271 and 4,921,764 for 2005, respectively.

Liquidity and Capital Resources

On May 25, 2005, the Company entered into a two-year agreement with a new lender to provide a revolving credit line (the "Revolver") and term note (the "Term Note") of up to $1,000,000 collateralized by accounts receivable and certain fixed assets (collectively referred to herein as the "Credit Facility"). Advances under the Revolver are based on 80% of each eligible receivable, as defined. Borrowings under the Revolver and Term Note bear interest at the prime rate (8.25% as of September 30, 2006), plus 2%. The Credit Facility also provides for payment of a monthly collateral management fee equal to 20 basis points (0.02%) on the average daily outstanding balances under the Credit Facility. In addition, the Credit Facility provides for an annual fee equal to 1% of the capital availability amount, as defined, upon closing and on each anniversary of the closing date. The Company incurred loan and closing costs of $26,785 in connection with the negotiation and execution of the Credit Facility which is being amortized over the loan term of 24 months. On May 27, 2005, the Company borrowed a total of $805,218 under the Credit Facility to pay off amounts owed under the Company's bank line of credit (the "Bank Line of Credit") of $654,184 and bank term loan (the "Bank Term Loan") of $151,034, both of which were due on or before May 31, 2005. As of September 30, 2006, total borrowings outstanding under the Credit Facility amounted to $73,109 all of which was outstanding under the Term Note. The Company has $926,891 of borrowing availability under the Credit Facility as of September 30, 2006.

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

In May 2006 the Company entered into a master lease agreement with a bank to provide a lease line of credit of $500,000 for the financing of equipment purchases. Under the agreement, the Company may finance equipment purchases on an installment basis at a rate of interest determined at each respective borrowing date. Such rates will generally approximate the bank's prime rate. As of September 30, 2006, we had $424,934 outstanding under the credit facility payable in monthly installments over a term of 36 to 48 months.

As of September 30, 2006 we have certain outstanding debt and lease obligations amounting to $140,510 and $30,196, respectively, which require additional principal payments of up to $187,500, in the event of default. As of September 30, 2006 and the filing date of this Quarterly Report on Form 10-QSB, we were in compliance with the terms and conditions of such debt and lease agreements.

The Company had cash and cash equivalents of $1,029,979 at September 30, 2006. Cash provided by operating activities for the nine months ended September 30, 2006 was $2,269,628. Cash generated from operations includes net income of $1,459,567, depreciation and amortization of $855,521, minority interest in net income of $269,599 and a net increase in accounts payable and accrued expenses of $208,958; offset by an increase in accounts receivable, prepaid expenses, inventory, deposits and other assets of $449,240. Cash used in investing activities was $500,563 related to the purchase of property and equipment of $367,268 and to cash distributions of $245,283 to members of limited liability companies, offset by contributions of $90,000 from members in two new limited liability companies, and net proceeds of $21,988 from the disposition of property and equipment. Cash used for financing activities was $1,324,463 from payments on lease and debt obligations of $494,024 and $317,578, respectively, and payment of dividends on common stock of $512,861. In addition, during the nine months ended September 30, 2006 we borrowed and repaid $11,585,633 under our line of credit.

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

Item 3. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at the end of our most recent quarter ended September 30, 2006. There have been no changes in the Company's disclosure controls and procedures or in other factors that could affect the disclosure controls subsequent to the date the Company completed its evaluation.

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


Item 2.   Changes in Securities

     (a) In the third quarter ended September 30, 2006 there were no sales of unregistered securities.
     (b)  Rule 463 of the Securities Act is not applicable to the Company.
     (c)  In  the  third  quarter  ended   September  30,  2006  there  were  no
          repurchases by the Company of its Common Stock.


Item 3.   Defaults Upon Senior Securities

          None.


Item 4.   Submissions of Matters to a Vote of Security Holders

          In the third quarter ended September 30, 2006 there were no matters submitted to a vote of security holders.


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

31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1 Press Release*

     ------------------------
     * Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               EMERGENT GROUP INC.



Date: November 13, 2006        By: /s/ Bruce J. Haber
                               -----------------------
                               Bruce J. Haber,
                               Chairman and Chief Executive Officer



Date: November 13, 2006        By: /s/ William M. McKay
                               -------------------------
                               William M. McKay,
                               Chief Financial Officer and Secretary