Form 10KSB
period 2006-12-31
EMERGENT GROUP INC/NY
filed 2007-03-30
CIK 1021097

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2006
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____ to ___

                         Commission File Number: 0-21475

                               EMERGENT GROUP INC.
                             ----------------------
             (Exact name of Registrant as specified in its charter)

            Nevada                                        93-1215401
--------------------------------------------------------------------------------
(State of jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                      Identification Number)

10939 Pendleton Street
Sun Valley, California                                           91352
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:    (818) 394-2800

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

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State Issuer's revenues for its most recent fiscal year: $15,929,243

As of March 26, 2007, the number of shares held by non-affiliates was approximately 2,080,000 shares. The approximate market value based on the last sale (i.e. $3.60 per share as of March 26, 2007) of the Company's Common Stock was approximately $7,488,000.

The number of shares outstanding of the Registrant's Common Stock, as of March 26, 2007, was 5,430,028.

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

                                     PART I
Item 1.  Description of Business
--------------------------------

THE COMPANY
-----------

     Emergent Group Inc. ("Emergent") is the parent company of PRI Medical Technologies, Inc., its wholly owned and only operating subsidiary. PRI Medical Technologies, Inc. primarily conducted its business through its wholly owned subsidiary Physiologic Reps ("PRI") until March 2005 at which time PRI was merged into PRI Medical Technologies, Inc. ("PRI Medical"). Emergent and PRI Medical are referred to collectively hereinafter as the "Company." PRI Medical is a provider of surgical equipment on a fee for service basis to hospitals, surgical care centers and other health care providers. PRI Medical serves both large and small health care providers, including: 1) smaller independent hospitals and physicians who cannot afford to buy surgical equipment because of budget constraints or cannot justify buying due to limited usage; and 2) larger, well-financed hospitals that may be able to purchase equipment for use in their own facility but may choose not to because reimbursement or utilization rates for certain procedures do not warrant a capital commitment. Additionally, infrequent utilization may not justify the cost of training and retention of technicians to operate such equipment. PRI Medical is also able to provide its technicians to support hospital-owned surgical equipment on a fee for service basis, thus improving efficiency and reducing costs for the hospital. Reduced operating costs and improved flexibility for hospitals are elements of the PRI Medical value proposition to its customers.

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

     PRI Medical has over 600 active surgical and cosmetic service accounts in California, Utah, Colorado, Nevada, New York and Arizona and experiences a high rate of repeat business from the hospitals, surgery centers and doctors we serve. The market encompasses many disciplines including plastic/cosmetics surgery, dermatology, orthopedic surgery, otolaryngology, urology, obstetrics, gynecology, general surgery and podiatry. Equipment is increasingly becoming more specialized to specific medical procedures, and technical training of the physician regarding the use of equipment is an integral part of PRI Medical's business.

     PRI Medical's healthcare distribution network allows physicians, hospitals and healthcare facilities access to new medical equipment without the expense of acquisition. PRI Medical is able to help manufacturers bring advanced medical technologies to market by using its distribution channels and its relationships with doctors, hospitals and healthcare facilities to introduce selected additional surgical products and services to end users on a `fee per procedure' model. PRI Medical had revenues of approximately $15.9 million and $12.5 million in 2006 and 2005, respectively, and assisted in over 17,000 surgical and cosmetic procedures. By making new technologies available to physicians PRI Medical hopes to become a provider of innovative medical device and support services to the healthcare community early in a product's life cycle.

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

     PRI Medical's laser equipment encompasses CO2, Nd:YAG, Pulse Dye, KTP/YAG, Greenlight PV and Holmium YAG laser technology. PRI Medical has established working relationships with leading laser manufacturers and is sometimes an introducer of laser technology in its markets. PRI Medical reviews developments in the medical field to stay abreast of new and emerging technologies and to obtain new surgical medical equipment. In this regard, PRI Medical has, in recent years, added equipment to provide for services in lithotripsy, cryosurgery, transmyocardial revascularization, advanced visualization technology, microwave therapy, and prostrate surgery. The Company strives to develop and expand strategic relationships in order to enhance its product lines and improve its access to new medical devices.

     PRI Medical also provides its customers with disposable products and/or attachments that are needed for a given medical procedure. The revenue from disposable products is primarily related to laser equipment rentals requiring fibers, and disposable kits proprietary to a specific manufacturer's equipment. Customers may benefit from this added service by lowering their inventory levels of infrequently used products.

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

PURCHASE OF CERTAIN OPERATING ASSETS OF ADVANTAGE MEDICAL SERVICES, LLC
-----------------------------------------------------------------------

     On November 11, 2005 PRI Medical entered into an agreement with Advantage Medical Services, LLC ("Seller") to acquire certain operating assets of the Seller including laser equipment and customer lists. In addition, the Seller and certain of its principals entered in a five year non-compete agreement with PRI Medical. The purchase agreement provided for the assumption of certain equipment lease obligations in the amount of approximately $308,000, issuance of 324,000 shares of the Company's common stock, and cash consideration of $475,000. With regard to the cash consideration, PRI Medical paid $100,000 in cash to the Seller on November 14, 2005 with the balance of $375,000 payable in 12 equal quarterly installments from the closing date. The common stock and cash consideration was subject to a downward adjustment if certain net service revenues, as defined, from customers noted on the customer list, were not achieved during the 12-month period following the closing date. In this regard, the common stock and cash consideration was reduced by a total of $71,969 as of November 30, 2006 due to shortfalls in net service revenues. Goodwill related to the purchase was reduced by an equal amount. The total purchase price was allocated to the assets acquired and to goodwill. In connection with this transaction, Mr. Bruce J. Haber, the Company's Chairman and Chief Executive Officer, received an irrevocable proxy to vote the aforementioned shares until the time that the shares are transferred to a non-affiliated party.

MARKETS
-------

     PRI Medical currently serves customers in California, Colorado, Utah, Nevada, New York and Arizona. Each location is staffed with full-time technicians and sales representatives. During the years ended December 31, 2006 and 2005, no customer accounted for more than 10% of PRI Medical's total sales.

Hospital Mobile Laser/Surgical Services
---------------------------------------

     PRI Medical provides mobile laser/surgical services to customers in each market served. Each location is staffed with full-time trained technicians and sales representatives, and is equipped with a variety of surgical equipment to meet customer needs. During each of the years ended December 31, 2006 and 2005, PRI Medical performed over 17,000 procedures company-wide. Revenues from our surgical mobile medical equipment and services business comprised approximately 93% and 90%, of our total revenues for 2006 and 2005 respectively. We believe that revenue from our surgical related services will continue to comprise the majority of our revenues in the foreseeable future.

Cosmetic Mobile Laser/Surgical Services
---------------------------------------

     The cosmetic laser business is primarily physician office based. This market is characterized by rapid changes in specific techniques as new technology emerges. Recently, cosmetic laser skin resurfacing surgery has shown significant growth, however, price competition is a constant challenge from smaller start-up companies. For the years ended December 31, 2006 and 2005 revenues from our cosmetic laser business comprised approximately 7% and 10% respectively, of our total revenues.

INVESTMENTS
-----------

Investments In Limited Liability Companies
------------------------------------------

     In connection with expanding its business in certain commercial and geographic areas, PRI Medical will at times help to form Limited Liability Companies ("LLCs") in which it will acquire a minority interest and offer the remaining interest to other investors. These LLCs acquire certain equipment for use in their respective business activities which generally focus on surgical procedures. PRI Medical helped to form and acquired minority equity interests in various LLCs in Colorado and California and currently holds minority interest in six LLCs as of December 31, 2006. During 2006, PRI Medical helped to form two new LLCs, which subsequently raised total capital of $97,500 from investors. Such LLCs acquired two medical devices and incurred lease obligations in the aggregate amount of $447,000. The investors in each LLC provided the financing company with individual proportionate lease guarantees based on their respective ownership percentages in the LLCs. In addition, in some cases, PRI Medical provided corporate guarantees to the financing companies in connection with such lease financing. The investors in such LLCs will generally indemnify PRI Medical against losses, if any, incurred in connection with its guarantees.

     For the years ended December 31, 2006 and 2005 in accordance with the Financial Accounting Standards Board Interpretation No. 46R, "Consolidation of Variable Interest Entities" the Company accounted for its equity investments in its LLCs under the full consolidation method whereby transactions between the Company and LLCs have been eliminated through consolidation. "See Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

POTENTIAL EXPOSURE TO LIABILITY
-------------------------------

     Physicians, hospitals and other providers in the healthcare industry are subject to lawsuits, which may allege medical malpractice or other claims. Many of these lawsuits result in substantial defense costs and judgments or settlements. The Company does not engage in the practice of medicine, nor does it control the practice of medicine by physicians utilizing its services or their compliance with regulatory requirements directly applicable to such physicians or physician groups. However, the services the Company provides to physicians, including actions by its technicians, its establishment of protocols and its training programs, could give rise to liability claims. The Company may become involved in material litigation in the future and it is possible that a claim or claims arising from such litigation might exceed the Company's insurance coverage. Currently, the Company's current product liability insurance coverage expires in April 2007. In the future, depending on market conditions, there can be no assurances that the Company can maintain such insurance coverage or obtain new coverage from a different insurance carrier should the need arise.

COMPETITION
-----------

     The market for PRI Medical's mobile surgical services is highly competitive. Companies, particularly in the laser surgery industry, often compete by price, thereby impacting profit margins. In addition, PRI Medical faces many existing and future competitors of various size and scale. Some of our competitors have significantly greater financial and management resources than the Company. Competitors in our market include Healthtronics, a publicly held company, and multiple privately held companies in each local PRI Medical branch location. In spite of such competition, the Company believes that it can compete successfully but can give no assurances with regard to its ability to compete. The Company's business could be adversely affected if our customers elect to purchase surgical equipment directly from the manufacturers and hire their own technicians.

EMPLOYEES
---------

     As of March 15, 2007, the Company employed 84 full-time persons (including three executive officers), 58 of whom were involved in operations activities (most of these were active as field technicians), 12 of whom were involved in sales and marketing, and 14 of whom were involved in administration, information technology, and accounting. In addition, the Company may employ part-time and occasional employees as technicians to handle overload situations. None of our employees are represented by collective bargaining agreements. We believe that our relationship with our employees is good.

RISK FACTORS
------------

WE HAVE INCURRED LOSSES IN THE PAST AND MAY INCUR LOSSES IN THE FUTURE.

     For the three years ended December 31, 2006 we have reported positive operating results. However, we have incurred operating losses in the years preceding 2004. Our ability to generate positive operating results are dependent upon many factors and variables including market conditions for our products and services, changing technologies within the medical equipment industry, and competition. Although we have shown improvement in our net operating results over the last three years, there can be no assurances that we will continue to achieve positive operating results in future periods.

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

THERE IS NO ESTABLISHED TRADING MARKET FOR OUR STOCK.

     In the past and currently, there has been a limited public market for our common stock. There can be no assurances that an established public market for our Common Stock will develop in the future. This may make it difficult for you to sell your shares of our common stock.

THE PRICE OF OUR STOCK MAY FLUCTUATE

     The market price of our common stock may be as highly volatile, or more so, as the stock market in general or, for that of micro cap stocks, and the technology sector more specifically. Stockholders may have difficulty selling their common stock following periods of such volatility due to the market's adverse reaction to such volatility. Many of the factors leading to such volatility are well beyond our control and could include:

     o    conditions and trends in our industry;
     o    changes in the market valuation of companies similar to us;
     o    actual or expected variations in our operating results;
     o announcements by us or our competitors of the development of new products or technologies or
     o    strategic alliances or acquisitions; and
     o    changes in members of our senior management or other key employees.

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

Item 2.  Description of Property
--------------------------------

     In December 2006, in connection with the termination/expiration of its prior office/warehouse lease, the Company relocated its principal executive offices to 10939 Pendleton Street, Sun Valley, CA 91352, where it leases approximately 13,000 square feet of office/warehouse space for its operations. The new five-year lease agreement currently provides for monthly rent of approximately $8,600, plus reimbursements for common area expenses, including property taxes and insurance. Base rent is subject to an annual increase of 4%. The Company also leases an aggregate of approximately 4,000 square feet of space for its field and sales offices under operating lease agreements that expire on various dates through May 2007 in Northern California, Colorado, Nevada, and Utah. We believe our present facilities are adequate for our reasonably foreseeable needs.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------

     Our common stock trades on the OTC Electronic Bulletin Board under the symbol "EMGP." The following table sets forth the range of high and low closing prices of our Common Stock for our last two fiscal periods.

Quarters Ended                                                High         Low
--------------------------------------------------------------------------------
March 31, 2005.......................................... .... $2.50      $ .85
June 30, 2005................................................  1.00       0.62
September 30, 2005...........................................  1.01       0.51
December 31, 2005............................................  2.55       0.69
March 31, 2006...............................................  2.76       1.80
June 30, 2006................................................  4.40       2.50
September 30, 2006...........................................  3.90       2.65
December 31, 2006............................................  4.45       3.16

     All  quotations  reflect  inter-dealer  prices,   without  retail  mark-up,
markdown or commissions, and may not necessarily represent actual transactions.

     As of March 14, 2007, there were approximately 662 holders of record of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name. The Company's transfer agent is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, NY 10038.

Dividend Policy
---------------

     On December 14, 2006, the Company's Board of Directors declared a cash dividend of $0.20 per share to our common stockholders of record on December 29, 2006, which was paid on January 18, 2007. On November 28, 2005 the Company's Board of Directors declared a cash dividend of $0.10 per share to our common stockholders of record on December 14, 2005, which was paid on January 5, 2006. Previously, we have never paid any cash or other dividends to our stockholders. Our Board of Directors will determine our future dividend policy on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities. We can give no assurances that cash or other dividends will be declared and paid in future operating periods.

Recent Sales of Unregistered Securities
---------------------------------------

     During the year ended December 31, 2006 and the period January 1, 2007 through the filing date of this Form 10-KSB, the Company had no sales or issuances of unregistered Common Stock, except as follows:

     o On March 23, 2006, the Board approved the issuance and sale of 5,000 shares of restricted common stock to an employee of our company for services rendered;
     o In January 2006, we issued 324,000 shares of our Common Stock for the benefit of five persons in connection with our acquisition of certain assets of Advantage Medical Services, LLC. These shares are being held pursuant to an escrow arrangement we have with them which was entered into in November 2005. Effective November 30, 2006 the 324,000 shares issued in connection with the acquisition of such assets was reduced to 282,337 shares. The reduction in shares related to the final determination of net service revenues, as defined in the asset purchase agreement; and

     o On March 19, 2007, the board approved the issuance and sale of 105,000 shares of restricted common stock to our executive officers and directors.

     Exemption is claimed under Section 4(2) of the Securities Act of 1933, as amended, regarding the issuance of the aforementioned shares.

Recent Purchases of Securities
------------------------------

     During the year ended December 31, 2006, the Company had no repurchases of its Common Stock.

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

Critical Accounting Policies
----------------------------

     Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements requires management to make estimates and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our financial statements.

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

     Stock-Based Compensation. In December 2004, the FASB issued SFAS No. 123(R),"Share-Based Payment". SFAS 123(R) amends SFAS No. 123,"Accounting for Stock-Based Compensation", and APB Opinion 25,"Accounting for Stock Issued to
Employees." SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective for public companies qualifying as SEC small business issuers for the fiscal year beginning after December 15, 2005.

     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, using the modified prospective method. Under this method, compensation cost recognized during the year ended December 31, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized over the remaining vesting period for such options. There were no options granted during the year ended December 31, 2006. The implementation of the provisions of SFAS No. 123R on January 1, 2006 resulted in additional compensation costs of $12,187 for the year ended December 31, 2006. Basic and diluted earnings per share of $0.50 and $0.47 for 2006 did not change as a result of implementing SFAS No. 123R. In addition, the implementation of SFAS No. 123R did not have a significant impact on our financial position, results of operations or cash flows.

     Prior to January 2006, we accounted for employee stock option grants in accordance with APB No. 25, and had adopted only the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no stock based compensation expense was recognized for year ended December 31, 2005 as all options were granted with a price based on the fair value of such options on the grant date. For the year ended December 31, 2005, had we adopted the fair value recognition provisions of SFAS No. 123 to account for our employee stock options we would have recognized compensation expense of $45,123, which assumes that the fair value of such options, as prescribed by SFAS No. 123, was amortized to expense over the vesting period of such options. The total fair value of 73,000 options granted during March 2005 were estimated at $26,831 at the date of grant using the Black-Scholes valuation model assuming volatility of 150%, a risk free interest rate of 3.5%, no annual dividends and expected lives of seven years.

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

Results of Operations
----------------------

     The following table sets forth certain selected condensed consolidated statement of operations data for the periods indicated:

                                                                                         December 31,
                                                                        ------------------------------------------------
                                                                                 2006          %         2005         %
                                                                        -------------------   ---   ---------------  ---
Revenue                                                                 $        15,929,243  100%  $     12,479,263 100%
Cost of goods sold                                                                9,594,557   60%         7,937,656  64%
                                                                        -------------------   ---   ---------------  ---

Gross profit                                                                      6,334,686   40%         4,541,607  36%

Selling, general, and administrative expenses                                     4,016,689   25%         3,399,359  27%
                                                                        -------------------   ---   ---------------  ---

Income from operations                                                            2,317,997   15%         1,142,248   9%

Other income                                                                        (15,798)   0%             9,539   0%
                                                                        -------------------   ---   ---------------  ---

Income before provision for income taxes, reversal of deferred
    tax valuation allowance and minority interest                                 2,302,199   14%         1,151,787   9%
Provision for income taxes                                                          (39,893)   0%           (27,007)  0%
Reversal of deferred tax valuation allowance                                        905,400    6%                 -   0%
                                                                        -------------------   ---   ---------------  ---

Net income before minority interest                                               3,167,706   20%         1,124,780    9%
                                                                                               --                     --

Minority interest in income of consolidated
    limited liability companies                                                   (443,739)   -3%          (158,528) -1%
                                                                        -------------------   ---   ---------------  ---
Net income                                                              $        2,723,967    17%   $       966,252   8%
                                                                        ===================   ===   ===============  ===

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

     The Company generated revenues of $15,929,243 in 2006 compared to $12,479,263 in 2005. The increase in revenues in 2006 of $3,449,980, or 28% is related to an increase in revenues from our surgical procedures and to revenues generated from certain customers of a competitor from who we acquired certain assets in November 2005. Revenues from our surgical and cosmetic procedures represented approximately 93% and 7% of total revenues for 2006 and 90% and 10% for 2005, respectively.

        Cost of goods sold was $9,594,557 in 2006 or 60% of revenues compared to $7,937,656 or 64% in 2005. Costs of good sold primarily consist of payroll costs and related expenses for technicians, cost of disposables consumed, insurance costs and other operating costs incurred in rendering mobile medical equipment and technician services. The overall increase in cost of goods sold of $1,656,901 or 21% for 2006 is generally due to volume related increases in disposable costs, payroll and related costs. Disposable costs increased as a result of a change in the mix of surgical procedures rendered to customers whereby a greater number of procedures were performed in 2006 compared to 2005 that required more expensive disposable items while payroll costs increased as a result of the increase in the number of surgical and cosmetic procedures performed in 2006. The net change in other cost categories included in cost of goods sold remained relatively unchanged in 2006 compared to 2005.

     Gross profit from operations was $6,334,686 in 2006 compared to $4,541,607 in 2005. Gross profit as a percentage of revenues was 40% in 2006 compared to 36% for 2005. The improvement in our gross profit margin in 2006 is primarily due to the mix of surgical procedures performed. In 2006, we performed a greater number of higher priced surgical procedures compared to 2005, which resulted in higher overall margins. Profit margins after disposable costs will vary depending on the type of surgical procedure performed due to the fact that certain procedures require more expensive disposable items. In addition, gross margin rates will vary from period to period depending upon various factors including product and service mix, pricing considerations, and equipment and technician utilization rates. The gross margin for 2006 is not necessarily indicative of the margins that may be realized in future periods.

     Selling, general, and administrative expenses were $4,016,689 or 25% of revenues in 2006 compared to $3,399,359 or 27% of revenues in 2005. Such costs include, among others, payroll and related expenses, insurance costs and occupancy costs. The increase in selling, general and administrative expenses of $617,330 in 2006 is primarily related to increases in incentive compensation and to increases in sales management and other payroll related expenses.

     Other income (expense) was ($15,798) in 2006 compared to $9,539 in 2005. Other income (expense) includes interest expense, gains and losses on disposal of property and equipment, and other miscellaneous income and expense items. The net increase in other expense of $25,337 relates to an increase in net interest expense of $34,074, a decrease of $36,529 in gain from the disposal of property and equipment, offset by an increase in other income of $45,266 primarily related to the write-off of certain obligations to vendors related to prior years.

     The minority interest in net income of limited liability companies was $443,739 in 2006 compared to $158,528 in 2005. Minority interest in income relates to the consolidation of six entities in 2006 and four entities in 2005 in which we hold an equity investment interest. As of December 31, 2006 and 2005 in accordance with the Financial Accounting Standards Board Interpretation Nos. 46 and 46R, "Consolidation of Variable Interest Entities" the Company accounted for its equity investments in these entities under the full consolidation method.

     Net income was $2,723,967 in 2006 compared to $966,252 in 2005. Provision for income taxes was $39,893 in 2006 compared to $27,007 in 2005. During the fourth quarter of 2006, we reversed $905,400 of our valuation allowance on deferred tax assets relating to operating losses for prior years. As required by SFAS 109, we did not reverse the valuation allowance until it was "more likely than not" that the tax asset would be realized. The Company has net operating loss carryforwards for both federal and state tax purposes. The provision for income taxes of $39,893 as of December 31, 2006 relates to estimated Alternative Minimum Taxes (AMT) and to minimum state taxes payable. Basic net income per share for 2006 and 2005 was $0.50 (or $0.33 per share before the reversal of the valuation allowance) and $0.20, respectively, while fully diluted net income per share for 2006 and 2005 was $0.47 (or $0.31 per share before the reversal of the valuation allowance) and $0.19, respectively. Basic and fully diluted shares outstanding for 2006 were 5,455,266 and 5,801,762, respectively, and 4,934,430 and 5,189,648 for 2005, respectively.

Liquidity and Capital Resources
-------------------------------

     On May 25, 2005, the Company entered into a two-year agreement with a lender to provide a revolving credit line (the "Revolver") and term note (the "Term Note") of up to $1,000,000 collateralized by accounts receivable and certain fixed assets (collectively referred to herein as the "Credit Facility"). Advances under the Revolver are based on 80% of each eligible receivable, as defined. Borrowings under the Revolver and Term Note bear interest at the prime rate (8.25% as of December 31, 2006), plus 2%. The Credit Facility also provides for payment of a monthly collateral management fee equal to 20 basis points (0.02%) on the average daily outstanding balances under the Credit Facility. In addition, the Credit Facility provides for an annual fee equal to 1% of the capital availability amount, as defined, upon closing and on each anniversary of the closing date. The Company incurred loan and closing costs of $26,785 in connection with the negotiation and execution of the Credit Facility which is being amortized over the loan term of 24 months. On May 27, 2005, the Company borrowed a total of $805,218 under the Credit Facility to pay off amounts owed under the Company's bank line of credit (the "Bank Line of Credit") of $654,184 and bank term loan (the "Bank Term Loan") of $151,034, both of which were due on or before May 31, 2005. As of December 31, 2006, total borrowings outstanding under the Credit Facility amounted to $48,740 all of which was outstanding under the Term Note. The Company has $951,260 of borrowing availability under the Credit Facility as of December 31, 2006.

     The terms and conditions of the Credit Facility included limited guarantees from three executive officers and one director of the Company. In connection with providing such limited guarantees to the lender, the guarantors were issued an aggregate of 260,000 shares of the Company's common stock, of which an aggregate of 200,500 were issued to the executive officers, and 59,500 shares to one outside director. The guarantors have each entered into an agreement with the Company to return the shares that they received in consideration of their limited guarantee in the event the guarantor on his own volition breaches (other than a breach that is cured within the terms of the limited guarantee agreement) or terminates his own respective limited guarantee, prior to the payment in full of the Company's obligations to the lender or to the voluntary release from the limited guarantees by the lender. The Company recorded deferred compensation costs of $104,000 in connection with the issuance of common stock for the limited guarantees, which is being amortized to compensation expense over the loan term of 24 months.

     In June 2006, the Credit Facility was amended, whereby the minimum borrowing amount, monthly collateral management fee, early termination fees and limited guarantees were eliminated. The amended agreement also requires the Company to maintain a tangible net worth of at least $1.5 million and requires the lender to pay the Company interest on cash collections in excess of amounts borrowed under the Revolver at a rate of 3% below the prime rate. The Company agreed to pay the lender a fee of $30,000, payable in six equal monthly installments beginning July 1, 2006, in connection with the amended agreement.

     In May 2006 the Company entered into a master lease agreement with a bank to provide a lease line of credit of $500,000 for the financing of equipment purchases. Under the agreement, the Company may finance equipment purchases on an installment basis at a rate of interest determined at each respective borrowing date. Such rates will generally approximate the bank's prime rate. As of December 31, 2006, we had $450,098 outstanding under the credit facility payable in monthly installments over terms of 36 to 48 months.

     As of December 31, 2006 we have certain outstanding debt and lease obligations amounting to $88,555 and $15,979, respectively, which require additional principal payments of up to $187,500, in the event of default. As of December 31, 2006 and the filing date of this Annual Report on Form 10-KSB, we were in compliance with the terms and conditions of such debt and lease agreements.

     The Company had cash and cash equivalents of $1,318,612 at December 31, 2006. Cash provided by operating activities for the year ended December 31, 2006 was $3,088,327. Cash generated from operations includes net income of $2,723,967, depreciation and amortization of $1,176,270, minority interest in net income of $443,739, stock-based compensation of $77,970 and a net increase in accounts payable and accrued expenses and other liabilities of $372,887; offset by an increase in deferred tax assets of $905,400, accounts receivable, inventory, other income - non cash, prepaid expenses, and deposits and other assets of $784,623. Cash used in investing activities was $630,363 related to the purchase of property and equipment of $338,867 and to cash distributions of $415,234 to members of limited liability companies, offset by contributions of $97,500 from members in two new limited liability companies, and net proceeds of $26,238 from the disposition of property and equipment. Cash used for financing activities was $1,724,729 from payments on lease and debt obligations of $749,215 and $425,153, respectively, payment of dividends on common stock of $512,861 and payment of loan fees of $37,500. In addition, during the year ended December 31, 2006 we borrowed and repaid $15,840,022 under our line of credit.

     The Company had cash and cash equivalents of $585,377 at December 31, 2005. Cash provided by operating activities for the year ended December 31, 2005 was $1,821,326. Such amount includes net income of $966,252, depreciation and amortization of $1,072,891, minority interest in net income of $158,528 and an increase in accrued expenses and other liabilities of $308,329 offset by increases in accounts receivable of $456,620, inventory of $244,852 and gain on disposal of property and equipment and other of $82,002. Cash used in investing activities amounted to $356,969 due to the purchase of property and equipment of $346,786 and cash paid to limited liability companies of $201,035 and a cash down payment of $100,000 in connection with the acquisition of certain operating assets of a competitor, offset by proceeds from the sale of property and equipment of $90,852 and capital contributions of $200,000 from new members in two limited liability companies formed during 2005 for which we serve as manager. Cash used in financing activities of $1,230,575, was primarily the result of the pay down of debt and lease obligations of $561,023 and borrowings and repayments of $7,827,616 and $8,477,616, respectively, under our revolving line of credit.

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

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                                               CONSOLIDATED FINANCIAL STATEMENTS
                                  FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                                                                        CONTENTS
                                                               December 31, 2006

--------------------------------------------------------------------------------


                                                                       Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                 F-1

CONSOLIDATED FINANCIAL STATEMENTS

       Consolidated Balance Sheets                                      F-2

       Consolidated Statements of Operations                            F-3

       Consolidated Statements of Shareholders' Equity                  F-4

       Consolidated Statements of Cash Flows                            F-5

       Notes to Consolidated Financial Statements                    F-6 - F-21

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors and Shareholders
Emergent Group Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Emergent Group Inc. and Subsidiaries (the "Company") as of December 31, 2006 and 2005 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emergent Group Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



ROSE, SNYDER & JACOBS
A Corporation of Certified Public Accountants


Encino, California
March 26, 2007

                      Emergent Group Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                            December 31,
                                                                    ----------------------------
                                                                        2006            2005
                                                                    ------------    ------------
                                  ASSETS

Current assets
     Cash                                                           $  1,318,612    $    585,377
     Accounts receivable, net of allowance for doubtful
        accounts of $19,478 and $20,487                                2,385,234       1,891,413
     Inventory, net of reserves of $63,408 and $80,148                   819,591         617,596
     Prepaid expenses                                                    151,897         157,526
     Deferred tax assets                                                 905,400               -
                                                                    ------------    ------------

           Total current assets                                        5,580,734       3,251,912

Property and equipment, net of accumulated depreciation and
        amortization of $4,570,113 and $3,878,680                      3,918,767       2,467,923
Goodwill                                                               1,120,058       1,195,035
Other intangible assets, net of accumulated amortization of
        $ 114,940 and $56,901                                            151,345         209,384
Deposits and other assets                                                159,330         106,177

                                                                    ------------    ------------

Total assets                                                        $ 10,930,234    $  7,230,431
                                                                    ============    ============

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Current portion of capital lease obligations                   $    915,230    $    490,061
     Current portion of notes payable                                    238,186         434,309
     Dividend payble to shareholders                                   1,094,249         512,861
     Accounts payable                                                    750,040       1,238,296
     Accrued expenses and other liabilities                            1,436,387         992,578

                                                                    ------------    ------------
           Total current liabilities                                   4,434,092       3,668,105

Capital lease obligations, net of current portion                      1,855,054         454,155
Notes payable, net of current portion                                    100,888         378,139
                                                                    ------------    ------------

           Total liabilities                                           6,390,034       4,500,399

Minority interest                                                        457,317         339,421

Shareholders' equity
     Preferred stock, $0.001 par value, non-voting 10,000,000
        shares authorized, no shares issued and outstanding                    -               -
     Common stock, $0.04 par value, 100,000,000 shares authorized
        5,428,604 and 5,451,631 shares issued and outstanding            217,143         218,065
     Additional paid-in capital                                       14,739,193      14,684,050
     Accumulated deficit                                             (10,873,453)    (12,511,504)
                                                                    ------------    ------------

           Total shareholders' equity                                  4,082,883       2,390,611

                                                                    ------------    ------------
 Total liabilities and shareholders' equity                         $ 10,930,234    $  7,230,431
                                                                    ============    ============

   The accompanying notes are an integral part of these financial statements.

                      Emergent Group Inc. and Subsidiaries
                      Consolidated Statements of Operations


                                                                   Year Ended December 31,
                                                            -----------------------------------
                                                                2006                   2005
                                                            ------------           ------------
Revenue                                                     $ 15,929,243           $ 12,479,263
Cost of goods sold                                             9,594,557              7,937,656
                                                            ------------           ------------

Gross profit                                                   6,334,686              4,541,607

Selling, general, and administrative expenses                  4,016,689              3,399,359
                                                            ------------           ------------

Income from operations                                         2,317,997              1,142,248

Other income (expense)
     Interest expense                                           (174,625)              (140,551)
     Gain on disposal of property and equipment                   15,473                 52,002
     Other income, net                                           143,354                 98,088
                                                            ------------           ------------

            Total other income (expense)                         (15,798)                 9,539
                                                            ------------           ------------

Income before provision for income taxes, deferred
     tax benefit and minority interest                         2,302,199              1,151,787
Provision for income taxes - current                             (39,893)               (27,007)
Reversal of deferred tax valuation allowance                     905,400                      -
                                                            ------------           ------------

Income before minority interest                                3,167,706              1,124,780

Minority interest in income of consolidated
     limited liability companies                                (443,739)              (158,528)
                                                            ------------           ------------

Net income                                                  $  2,723,967           $    966,252
                                                            ============           ============

Basic earnings per share                                    $       0.50           $       0.20
                                                            ============           ============

Diluted earnings per share                                  $       0.47           $       0.19
                                                            ============           ============

Basic weighted average shares outstanding                      5,455,266              4,934,430
                                                            ============           ============

Diluted weighted-average shares outstanding                    5,801,762              5,189,648
                                                            ============           ============

  The accompanying notes are an integral part of these financial statements.

               Emergent Group Inc. and Subsidiaries
          Consolidated Statements of Shareholders' Equity




                                                                   Common Stock            Additional
                                                            --------------------------      Paid-In      Accumulated
                                                               Shares        Amount         Capital        Deficit        Total
                                                            ------------  ------------   ------------   ------------   ------------

Balance, January 1, 2005                                       4,744,551  $    189,782   $ 14,488,090   $(12,964,895)  $  1,712,977

   Common stock issued in connection with loan guarantees        260,000        10,400        (10,400)             -              -

   Common stock issued as restricted stock awards                105,000         4,200         (4,200)             -              -

   Amortization of deferred compensation                               -             -         32,329              -         32,329

   Common stock issued to acquire assets                         324,000        12,960        171,720              -        184,680

   Exercise of common stock options                               18,080           723          6,511              -          7,234

   Dividends declared to common shareholders                           -             -              -       (512,861)      (512,861)

   Net income                                                          -             -              -        966,252        966,252
                                                            ------------  ------------   ------------   ------------   ------------

Balance, December 31, 2005                                     5,451,631       218,065     14,684,050    (12,511,504)     2,390,611
                                                            ------------  ------------   ------------   ------------   ------------

   Common stock issued as restricted stock awards                  5,000           200           (200)             -              -

   Exercise of common stock options                               13,636           545           (545)             -              -

   Stock-based compensation                                            -             -         77,970              -         77,970

   Common stock adjustment related to acquired assets            (41,663)       (1,667)       (22,082)                      (23,749)

   Dividend declared to common shareholders                            -             -              -     (1,085,916)    (1,085,916)

   Net income                                                          -             -              -      2,723,967      2,723,967
                                                            ------------  ------------   ------------   ------------   ------------

Balance, December 31, 2006                                     5,428,604  $    217,143   $ 14,739,193   $(10,873,453)  $  4,082,883
                                                            ============  ============   ============   ============   ============

  The accompanying notes are an integral part of these financial statements.

                      Emergent Group Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows


                                                                         Year Ended December 31,
                                                                      ----------------------------
                                                                          2006            2005
                                                                      ------------    ------------
Cash flows from operating activities
     Net income                                                       $  2,723,967    $    966,252
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                                    1,142,423       1,072,891
        Amortization of finance fees                                        33,847           7,812
        (Gain) loss on disposal of property and equipment and other        (15,474)        (82,002)
        Provision for doubtful accounts                                     (1,009)         (5,638)
        Minority interest in income                                        443,739         158,528
        Stock-based compensation                                            77,970               -
        Other income - non-cash                                            (95,688)              -
        Deferred tax assets                                               (905,400)              -
        (Increase) decrease in
           Accounts receivable                                            (477,101)       (456,620)
           Inventory                                                      (144,032)       (244,852)
           Prepaid expenses                                                  1,629         (28,558)
           Deposits and other assets                                       (69,431)        (33,084)
        Increase (decrease) in
           Accounts payable                                                111,744         158,268
           Accrued expenses and other liabilities                          261,143         308,329
                                                                      ------------    ------------

Net cash provided by operating activities                                3,088,327       1,821,326
                                                                      ------------    ------------

Cash flows from investing activities
     Purchase of property and equipment                                   (338,867)       (346,786)
     Cash paid to acquire assets                                                 -        (100,000)
     Cash paid to members of limited liability companies                  (415,234)       (201,035)
     Contributions from new members to limited liability companies          97,500         200,000
     Proceeds from the sale of property and equipment                       26,238          90,852

                                                                      ------------    ------------
Net cash used in investing activities                                     (630,363)       (356,969)
                                                                      ------------    ------------

Cash flows from financing activities
     Payments on capital lease obligations                                (749,215)       (317,994)
     Borrowings under line of credit                                    15,840,022       7,827,616
     Repayments on line of credit                                      (15,840,022)     (8,477,616)
     Payment of dividend on common stock                                  (512,861)              -
     Payments on notes payable                                            (425,153)       (243,029)
     Payment of loan fees                                                  (37,500)        (26,786)
     Proceeds from exercise of stock options                                     -           7,234

                                                                      ------------    ------------
Net cash used in financing activities                                   (1,724,729)     (1,230,575)
                                                                      ------------    ------------

Net increase in cash                                                       733,235         233,782

Cash, beginning of period                                                  585,377         351,595
                                                                      ------------    ------------

Cash, end of period                                                   $  1,318,612    $    585,377
                                                                      ============    ============

Supplemental disclosures of cash flow information:
     Interest paid                                                    $    196,388    $    142,617
                                                                      ============    ============

     Income taxes paid                                                $     53,044    $      5,600
                                                                      ============    ============

  The accompanying notes are an integral part of these financial statements.

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                          Years Ended December 31, 2006 and 2005

--------------------------------------------------------------------------------

Supplemental schedule of non-cash investing and financing activities

During the year ended December 31, 2006, the Company:

     o purchased property and equipment of $2,187,194 through lease and note financing

     o formed and consolidated two new limited liability companies with net property and equipment totaling $517,950

During the year ended December 31, 2005, the Company:

     o purchased property and equipment of $675,384 through lease and note financing

     o issued 324,000 shares of common stock valued at $184,680 in connection with the acquisition of certain operating assets of a competitor

     o formed and consolidated two new limited liability companies with net property and equipment totaling $647,500

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2006

--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND BUSINESS

     General
     -------
     Emergent Group Inc. ("Emergent") is the parent company of PRI Medical Technologies, Inc., its wholly owned and only operating subsidiary. PRI Medical Technologies, Inc. ("PRI Medical") primarily conducted its business through its wholly owned subsidiary Physiologic Reps ("PRI") until March 2005 at which time PRI was merged into PRI Medical. Emergent and PRI Medical are hereinafter referred to as the "Company." PRI Medical provides mobile laser/surgical services on a per procedure basis to hospitals, out-patient surgery centers, and physicians' offices. Medical lasers and other equipment are provided to customers along with technical support personnel to ensure that such equipment is operating correctly. PRI Medical currently offers its services in California, Nevada, Colorado, Utah, Arizona and New York.

     Purchase of Certain  Operating  Assets,  Non-Compete  and Customers List
     ------------------------------------------------------------------------
     On November 11, 2005 PRI Medical entered into an agreement with a competitor ("Seller") to acquire certain operating assets of the Seller including laser equipment and customer lists. In addition, the Seller and certain of its principals entered in a five year non-compete agreement with PRI Medical. The purchase agreement provided for the assumption of certain equipment lease obligations in the amount of $307,720, issuance of 324,000 shares of the Company's common stock, and cash consideration of $475,000. With regard to the cash consideration, PRI Medical paid $100,000 in cash to the Seller on November 14, 2005 with the balance of $375,000 payable in 12 equal quarterly installments from the closing date. The common stock and cash consideration was subject to a downward adjustment if certain net service revenues, as defined, generated from customers noted on the customer list, were not achieved during the 12-month period following the closing date. In this regard, the common stock and cash consideration was reduced by a total of $71,969 as of November 30, 2006 due to shortfalls in net service revenues. The total purchase price of $923,834, as adjusted, was allocated to equipment and vehicles of $419,895, non-compete agreement of $150,000, customer list of $10,000 with the remainder of $343,939 being allocated to goodwill. In connection with this transaction, the Company's Chairman and Chief Executive Officer received an irrevocable proxy to vote the aforementioned shares until the time that the shares are transferred to a non-affiliated party.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation
     ----------------------------
     The consolidated financial statements include the accounts of Emergent and its wholly owned subsidiaries. In addition, in accordance with the Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" the Company has accounted for its equity investments in six limited liability companies under the full consolidation method. All significant inter-company transactions and balances have been eliminated through consolidation.

     Revenue Recognition
     --------------------
     Revenue is recognized when the services are performed and billable. We are required to make judgments based on historical experience and future expectations, as to the realizability of goods and services billed to our customers. These judgments are required to assess the propriety of the recognition of revenue based on Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," and related guidance. We make such assessments based on the following factors: (a) customer-specific information, and (b) historical experience for issues not yet identified.

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2006

--------------------------------------------------------------------------------

     Cash
     -----
     Cash consists of cash on hand and in banks. The Company maintains cash at several financial institutions. At times, such cash balances may be in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000. As of December 31, 2006 and 2005, uninsured portions of balances at those banks amounted to $815,582 and $247,422 respectively. The Company has not experienced losses in such accounts and believes it is not exposed to any significant risk on cash.

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

     Property and Equipment
     ----------------------
     Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over estimated useful lives of five years. Betterments, renewals, and extraordinary repairs that extend the life of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation and amortization applicable to retired assets are removed from the Company's accounts, and the gain or loss on dispositions, if any, is recognized in the consolidated statements of operations.

     Impairment of Long-Lived Assets and Intangibles
     -----------------------------------------------
     The Company reviews its long-lived assets for impairment under SFAS 144 annually whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. In addition to goodwill, other intangible assets include covenant not-to-compete of $118,917, net of

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2006

--------------------------------------------------------------------------------

     accumulated amortization of $41,083 and customer lists of $32,429, net of accumulated amortization of $73,857. Covenants not-to-compete and customer lists are generally amortized over their estimated useful lives of five years.

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

     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, using the modified prospective method. Under this method, compensation cost recognized during the year ended December 31, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized over the remaining vesting period for such options. There were no options granted during the year ended December 31, 2006. The implementation of the provisions of SFAS No. 123R on January 1, 2006 resulted in additional compensation costs of $12,187 for the year ended December 31, 2006. Basic and diluted earnings per share of $0.50 and $0.47 for the year did not change as a result of implementing SFAS No. 123R. In addition, the implementation of SFAS No. 123R did not have a significant impact on our financial position, results of operations or cash flows.

     Prior to January, we accounted for employee stock option grants in accordance with APB No. 25, and had adopted only the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no stock based compensation expense was recognized for the year ended December 31, 2005 as all options were granted with a price based on the fair value of such options on the grant date. For the year ended December 31, 2005, had we adopted the fair value recognition provisions of SFAS No. 123 to account for our employee stock options we would have recognized compensation expense of approximately $5,400, which assumes that the fair value of such options, as prescribed by SFAS No. 123, was amortized to expense over the vesting period of such options. The total fair value of 73,000 options granted during March 2005 were estimated at $26,831 at the date of grant using the Black-Scholes valuation model assuming volatility of 150%, a risk free interest rate of 3.5%, no annual dividends and expected lives of seven years.

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2006

--------------------------------------------------------------------------------

     Advertising Expense
     -------------------
     The Company expenses advertising in the periods the services are performed. For the years ended December 31, 2006 and 2005, advertising expense was $41,358 and $31,511, respectively.

     Income Taxes
     -------------
     The Company accounts for income taxes under the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes, if any, represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

     Earnings Per Share
     ------------------
     The Company utilizes SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. As of December 31, 2006, common stock equivalents used in determining fully diluted shares outstanding consist only of options to purchase common stock.

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

     Recently Issued Accounting Pronouncements
     ------------------------------------------
     In May 2005, the FASB issued  Statement of Financial  Accounting  Standards
     (SFAS) No. 154, "Accounting Changes and Error Corrections", an amendment to Accounting Principles Bulletin (APB) Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". Though SFAS No. 154 carries forward the guidance in APB No. 20 and SFAS No. 3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors, SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. The Company implemented SFAS No. 154, effective January 1, 2006, which did not have a material impact upon the Company's financial position, results of operations or cash flows.

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2006

--------------------------------------------------------------------------------

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


NOTE 3 - INVENTORY

     Inventory consists of the following:

                                                              December 31,
                                                       ------------------------
                                                           2006         2005
                                                       -----------  -----------

     Fibers, kits and other disposables                $   882,999  $   697,744
     Less: reserve for excess/obsolete inventory           (63,408)     (80,148)
                                                       -----------  -----------

         Total                                         $   819,591  $   617,596
                                                       ===========  ===========

NOTE 4 - EQUITY INVESTMENT IN LIMITED LIABILITY COMPANIES

     In connection with expanding its business in certain commercial and geographic areas, PRI Medical will at times help to form Limited Liability Companies ("LLCs") in which it will acquire a minority interest and offer the remaining interest to other investors. These LLCs acquire certain equipment for use in their respective business activities which generally focus on surgical procedures. As of December 31, 2006 PRI Medical holds minority equity interests in six LLCs which conduct business in California and Colorado. During 2006, PRI Medical helped to form two new LLCs, which subsequently raised total capital of $97,500 from investors. In 2006, PRI Medical, on behalf of such LLCs, acquired certain equipment for $517,950, most of which are under lease financing. The cost of such equipment is included in property and equipment and the related lease financing is included in capital lease obligations in the accompanying balance sheet as of December 31, 2006. The investors in each LLC generally execute agreements to provide individual proportionate lease guarantees based on their respective ownership percentages in the LLCs. PRI Medical also provides corporate guarantees to the lenders, based on its proportionate interest in such LLCs. In addition, in some casess, the investors in each LLC agree to indemnify PRI Medical against losses, if any, incurred in connection with its corporate guarantees.

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2006

--------------------------------------------------------------------------------

     For the years ended December 31, 2006 and 2005 in accordance with the Financial Accounting Standards Board Interpretation No. 46R, "Consolidation of Variable Interest Entities" the Company accounted for its equity investments in its LLCs under the full consolidation method whereby transactions between the Company and LLCs have been eliminated through consolidation.

NOTE 5 - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:
                                                            December 31,
                                                     --------------------------
                                                         2006          2005
                                                     ------------  ------------

     Rental equipment                                $  7,555,921  $  5,705,391
     Furniture and fixtures, including computers          270,985       166,756
     Capitalized software cost                            114,214       114,214
     Transportation equipment                             478,867       354,341
     Leasehold improvements                                68,893         5,901
                                                     ------------  ------------

                                                        8,488,880     6,346,603
     Less accumulated depreciation and amortization     4,570,113     3,878,680
                                                     ------------  ------------

         Total                                       $  3,918,767  $  2,467,923
                                                     ============  ============

     The historical cost value and net book value of property and equipment under lease financing at December 31, 2006 is $3,609,766 and $2,912,634, respectively, and $962,622 and $804,856, respectively, as of December 31, 2005.

     Depreciation and amortization expense for property and equipment was $1,079,162 and $1,008,421 for the years ended December 31, 2006 and 2005, respectively.

NOTE 6 - LINE OF CREDIT

     On May 25, 2005, the Company entered into a two-year agreement with a lender to provide a revolving credit line (the "Revolver") and term note (the "Term Note") of up to $1,000,000 collateralized by accounts receivable and certain fixed assets (collectively referred to herein as the "Credit Facility"). Advances under the Revolver are based on 80% of each eligible receivable, as defined. Borrowings under the Revolver and Term Note bear interest at the prime rate (8.25% as of December 31, 2006), plus 2%. The Credit Facility also provides for payment of a monthly collateral management fee equal to 20 basis points (0.02%) on the average daily outstanding balances under the Credit Facility. In addition, the Credit Facility provides for an annual fee equal to 1% of the capital availability amount, as defined, upon closing and on each anniversary of the closing date. The Company incurred loan and closing costs of $26,785 in connection with the negotiation and execution of the Credit Facility which is being amortized over the loan term of 24 months. On May 27, 2005, the Company borrowed a total of $805,218 under the Credit Facility to pay off amounts owed under the Company's bank line of credit (the "Bank Line of Credit") of $654,184 and bank term loan (the "Bank Term Loan") of $151,034, both of which were due on or before May 31, 2005. As of December 31, 2006, total borrowings outstanding under the Credit Facility amounted to $48,740 all of which was outstanding under the Term Note. The Company has $951,260 of borrowing availability under the Credit Facility as of December 31, 2006.

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2006

--------------------------------------------------------------------------------

     The terms and conditions of the Credit Facility included limited guarantees from three executive officers and one director of the Company. In connection with providing such limited guarantees to the lender, the guarantors were issued an aggregate of 260,000 shares of the Company's common stock, of which an aggregate of 200,500 were issued to the executive officers, and 59,500 shares to one director. The guarantors have each entered into an agreement with the Company to return the shares that they received in consideration of their limited guarantee in the event the guarantor on his own volition breaches (other than a breach that is cured within the terms of the limited guarantee agreement) or terminates his own respective limited guarantee, prior to the payment in full of the Company's obligations to the lender or the voluntary release from the limited guarantees by the lender. The Company recorded deferred compensation costs of $104,000 in connection with the issuance of common stock for the limited guarantees, which is being amortized to compensation expense over the guarantee period of 24 months. Compensation expense related to such guarantees amounted to $52,000 and $30,333 for the years ended December 31, 2006 and 2005, respectively.

     In June 2006, the Credit Facility was amended, whereby the minimum borrowing amount, monthly collateral management fee, early termination fees and limited guarantees were eliminated. The amended agreement also requires the Company to maintain a tangible net worth of at least $1.5 million and requires the lender to pay the Company interest on cash collections in excess of amounts borrowed under the Revolver at a rate of 3% below the prime rate. The Company agreed to pay the lender a fee of $30,000, payable in six equal monthly installments beginning July 1, 2006, in connection with the amended agreement.

     The Company incurred interest expense on borrowings under its Credit Facility of $27,326 and $43,687 for the years ended December 31, 2006 and 2005, respectively, which is included in interest expense in the accompanying statements of operations. In addition, loan fee amortization expense related to the Credit Facility was $33,828 and $7,812 for the years ended December 31, 2006 and 2005, respectively.

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2006

--------------------------------------------------------------------------------

NOTE 7 - NOTES PAYABLE

     Notes payable consists of the following:
                                                                                        December 31,
                                                                                --------------------------
                                                                                    2006          2005
                                                                                ------------   -----------
    Note  payable to a finance  company,  interest at 6.75% with principal  and  interest  payments  of $18,013  due  monthly through  May 2007.  The note is  collateralized  by certain
    medical equipment.                                                          $     88,555   $   291,228

    Term  note  payable  to a  capital  company,  with  interest  and principal  payable  monthly at the prime rate  (8.25% at December
    31,  2006),  plus 2%.  The  note is  collateralized  by  accounts receivable and equipment,  unpaid  principal and interest are due
    on May 27, 2007.                                                                  48,740       146,220

    Note payable to certain  principals of Seller in connection  with the purchase of certain operating assets,  non-compete agreements and customer list.  Quarterly  principal payments of $25,222,  as
    adjusted, due beginning on February 1, 2006.                                     201,779       375,000
                                                                                ------------   -----------

                                                                                     339,074       812,448
                      Less current portion                                           238,186       434,309
                                                                                ------------   -----------

                  Long-term portion                                             $    100,888   $   378,139
                                                                                ============   ===========

     Future maturities of notes payable at December 31, 2006 were as follows:

     Year Ending
     December 31,
     ------------
     2007                                                         $ 238,186
     2008                                                           100,888
                                                                  ---------
          Total                                                   $ 339,074
                                                                  =========

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2006

--------------------------------------------------------------------------------

NOTE 8 - ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities consists of the following:


                                                                December 31,
                                                       -------------------------
                                                           2006          2005
                                                       -----------   -----------

      Accrued payroll and payroll related amounts      $   808,589   $   569,821
      Accrued payable - vendors                             64,516       107,385
      Accrued payable - equipment purchases                170,000           -0-
      Accrued professional fees                             40,608        61,512
      Taxes payable                                        101,231       119,717
      Other                                                251,443       134,143
                                                       -----------   -----------
          Total                                        $ 1,436,387   $   992,578
                                                       ===========   ===========

NOTE 9 - COMMITMENTS AND CONTINGENCIES

     Operating and Capital Leases
     -----------------------------
     In December 2006, in connection with the termination/expiration of its prior office/warehouse lease, the Company relocated its principal executive offices to a new facility located in Sun Valley, California, where it leases approximately 13,000 square feet of office/warehouse space for its operations. The new five-year lease agreement currently provides for monthly rent of approximately $8,600, plus reimbursements for common area expenses, including property taxes and insurance. Base rent is subject to an annual increase of 4%. Total rent expense incurred for the years ended December 31, 2006 and 2005 was $201,547 and $174,835, respectively. In addition, the Company leases three other office/warehouse facilities in Northern California, Colorado and Nevada with a total of approximately 4,000 square feet. Total rent expense incurred for these facilities was $27,061 and $26,500 and for the years ended December 31, 2006 and 2005, respectively.

     The Company leases certain of its vehicles under various operating and financing leases. The operating leases are scheduled to expire between April 2006 and January 2010. Thereafter, such leases will continue under a month-to-month lease term until such time the vehicles are either returned to the lessor or purchased. Total rental expenses for vehicles for the years ended December 31, 2006 and 2005 was $68,088 and $50,431, respectively.

     At December 31, 2006 the Company is obligated under several capital equipment leases with various finance companies. The capital leases bear interest at rates between 4.0% and 11.69% per annum. The monthly capital lease payments range between $99 to $10,107 and terminate through November 2011.

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2006

--------------------------------------------------------------------------------


     Future minimum lease payments under operating and capital leases at December 31, 2006 are as follows:

     Year Ending                               Operating            Capital
     December 31,                                 Leases             Leases
     ------------                        ---------------    ----------------
         2007                            $       183,283    $      1,109,461
         2008                                    156,861             827,773
         2009                                    156,802             729,914
         2010                                    162,065             335,909
         2011                                    167,522             195,022
                                         ---------------    ----------------

       Total minimum lease payments      $       826,534           3,198,079
                                         ===============

            Less amounts representing interest                       427,795
            Less current portion                                     915,230
                                                            ----------------

                       Long-term portion                    $      1,855,054
                                                            ================

     Litigation
     ----------

     From time to time, we may become involved in litigation arising out of operations in the normal course of business. Except for the matter discussed below, as of December 31, 2006, we are not a party to any pending legal proceedings the outcome of which could reasonably be expected to have a material adverse effect on our operating results or financial position.

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

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2006

--------------------------------------------------------------------------------

NOTE 10 - SHAREHOLDERS' EQUITY

     Common Stock
     -------------
     During the year ended December 31, 2006, the Company completed the following transactions:

     o In March 2006, 5,000 restricted award shares were issued to an employee of the Company, subject to vesting in five equal annual installments commencing March 23, 2006 and the forfeiture of the non-vested portion in the event that recipient is no longer serving as an employee of our Company at the time of vesting, subject to the Board's right to waive the forfeiture provisions.

     o    An  aggregate  of  15,750   employee  stock  options  were  exercised,
          utilizing the cashless exercise provision in the plan, in exchange for 13,636 shares of common stocks.

     o As discussed herein, in November 2006, we reduced the number of shares issued in connection with the purchase of certain operating assets of a competitor in 2005 from 324,000 common shares to 282,337 common shares.

     o On December 14, 2006 the Company's Board of Directors declared a cash dividend of $0.20 per share to our common shareholders of record on December 29, 2006, which is payable on January 18, 2007.

     Stock Option Plans
     ------------------

     In April 2002, the Company adopted the 2002 Employee Benefit and Consulting Services Compensation Plan (the "2002 Plan"). The purpose of the 2002 Plan is to provide incentive to key employees, officers, and consultants of the Company who provide significant services to the Company. As of December 31, 2006, there are 650,000 common shares authorized for grant under the 2002 Plan. However, 325,000 shares of the 650,000 shares represent an increase authorized by the Company's Board of Directors subject to shareholder approval. Options will not be granted for a term of more than ten years from the date of grant. Generally, options will vest evenly over a period of five years, and the 2002 Plan expires in March 2012.

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

     During the years ended December 31, 2006 and 2005, the Company issued to employees options to purchase -0- and 73,000 shares of common stock under the 2002 Plan. Of the options granted to employees during 2005, 25,000 options were granted to the Company's Chief Financial Officer. The options granted in 2005 have a 10-year term and are exercisable at $0.40 per share. Generally, one-fifth of each issuance vests over five consecutive years. In addition, during 2005 the company granted 15,000 common stock options under the 2002 Plan to a director of the Company. Such options were immediately vested with an exercise price of $0.40 per share. During the years ended December 2006 and 2005, options to purchase 16,437 and 52,865 shares of common stock were cancelled due to employee terminations.

     The Company has established two other stock option plans, neither of which have any material amount of shares authorized and/or outstanding under the Plan. However, outstanding shares under such plans are included in the table below.

     A summary of the Company's outstanding options and activity is as follows:

                                                                   Weighted-
                                                                    Average
                                                 Number            Exercise
                                               of Options            Price
                                            ----------------   ----------------

     Outstanding, January 1, 2005                   414,044    $           1.84
        Granted                                      88,000    $           0.40
        Exercised                                   (18,080)   $           0.40
        Canceled                                    (52,865)   $           3.14
                                            ----------------

     Outstanding, December 31, 2005                 431,099    $           1.45
        Granted                                           -    $              -
        Exercised                                   (15,750)   $           0.40
        Canceled                                    (16,437)   $           5.82
                                            ----------------

     Outstanding, December 31, 2006                 398,912    $           1.20
                                            ===============

     Exercisable, December 31, 2006                 294,561    $           1.48
                                            ===============

     The weighted-average remaining contractual life of the options outstanding at December 31, 2006 is 6.59 years. The exercise prices for the options outstanding at December 31, 2006 ranged from $0.40 to $162.16, and information relating to these options is as follows:

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2006

--------------------------------------------------------------------------------

                                                                             Weighted-        Weighted-
                                                            Weighted-        Average           Average
                                                            Average          Exercise          Exercise
    Range of              Stock             Stock          Remaining         Price of          Price of
    Exercise            Options           Options         Contractual        Options           Options
     Prices           Outstanding        Exercisable          Life         Outstanding       Exercisable
------------------  ---------------   ---------------  ----------------  ---------------  ----------------
$             0.40          387,063           282,712      6.64 years    $        0.40    $         0.40
$      2.00 - 8.00            4,000             4,000      6.00 years    $        5.00    $         5.00
$    20.00 - 51.00            7,844             7,844      4.64 years    $       38.41    $        38.41
$           162.16                5                 5      2.40 years    $      162.16    $       162.16
                    ---------------   ---------------

$    0.40 - 162.16          398,912           294,561      6.59 years    $        1.20    $         1.48
                    ===============   ===============

     As of December 31, 2006, the total unrecognized fair value compensation cost related to unvested stock options was $35,067, which is to be recognized over a remaining weighted average period of approximately 3.8 years.
                                                 Remaining
                                                 Contractual      Weighted
                                    Number         Life           Average
                                  Outstanding    (in years)    Exercise Price
                                --------------   ----------    -------------
     Non Vested, January 1, 2006       162,813                    $   0.47
     Granted                                 -                    $      -
     Forfeited                          16,437                    $   4.74
     Vested                             42,025                    $   1.72
     Non Vested, December 31, 2006     104,351        5.25        $   0.40


     For the year ended December 31, 2005, the Company had adopted only the disclosure provisions of SFAS No. 123. It applies APB No. 25 and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties and to restricted stock awards issued to employees and directors. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these option plans consistent with the methodology prescribed by SFAS 123, the Company's net income and basic and diluted earnings per share for the year ended December 31, 2005 would be as follows:

                                                     December 31,
                                                         2005
                                                  ---------------
     Net income
         As reported                              $       966,252
         Pro forma                                $       921,129
     Basic earnings per share
         As reported                              $          0.20
         Pro forma                                $          0.19
     Diluted earnings per share
         As reported                              $          0.19
         Pro forma                                $          0.18

     For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 2005: dividend yield of 0%, expected volatility of 150%, risk-free interest rates of 3.3%, and expected life of five years. The weighted-average fair value of all options granted during the year ended December 31, 2005 was $0.38, and the weighted-average exercise price was $0.40.

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2006

--------------------------------------------------------------------------------

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

     In addition to options granted under the 2002 Plan, as of December 31, 2006 we have 110,000 restricted award shares issued and outstanding, which generally vest in equal installments over five years from the date of issuance. Such award shares are issued from time to time to executive officers, directors and employees of the Company. Non-vested award shares are subject to forfeiture in the event that recipient is no longer employed by the Company at the time of vesting, subject to the Board's right to waive the forfeiture provisions. Compensation expense related to such shares is determined as of the issuance date based on the fair value of the shares issued and is amortized over the related vesting period. Compensation expense related to award shares was $13,783 and $1,996 for the years ended December 31, 2006 and 2005, respectively.

NOTE 11 - INCOME TAXES

     The components of the income tax provision for the years ended December 31, 2006 and 2005 are as follows:

                                              2006                    2005
                                       ----------------          --------------

       Current                         $         39,893          $       27,007
       Deferred                                (905,400)                    -0-
                                       ----------------          --------------
         Total                         $       (865,507)         $       27,007
                                       =============== =         ==============

     A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes was as follows for the years ended December 31, 2006 and 2005:

                                                    2006               2005
                                              ---------------    ---------------
     Income tax computed at federal
       statutory tax rate                              34.00%          34.00%
     State taxes, net of federal benefit                4.71            5.50
     Minority interest                                 (6.55)            -0-
     Return to provision reconciliation               (39.31)            -0-
     Other                                              1.94            8.87
     Decrease in valuation allowance                  (32.40)         (45.98)
                                              ---------------    ---------------

       Total                                         (37.61)%           2.40%
                                              ===============    ===============

                                            EMERGENT GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2006

--------------------------------------------------------------------------------


     The tax effects of temporary differences that give rise to deferred taxes at December 31, 2006 and 2005 are as follows:

                                                   2006              2005
                                              ---------------    --------------
    Deferred tax assets
        Fixed assets                          $       (58,386)   $     (126,663)
        Capital loss carryover                      1,321,645         1,358,059
        Net operating loss carryforwards            4,093,175         4,806,032
        Other                                         470,925           322,741
                                              ---------------    --------------

    Total gross deferred tax assets                 5,827,358         6,360,169
    Less valuation allowance                        4,921,958         6,360,169
                                              ---------------    --------------

             Net deferred tax assets          $       905,400    $           -0-
                                              ===============    ===============

     During the fourth quarter of 2006, we reversed $905,400 of our valuation allowance on deferred tax assets relating to prior year net operating losses. As required by SFAS 109, we did not reverse the valuation allowance until it was more likely than not that the tax asset would be realized.

     As of December 31, 2006, the Company had approximately $12,038,000 in federal net operating loss carryforwards and $3,200 in California net operating loss carryforwards attributable to losses incurred since the Company's inception that may be offset against future taxable income through 2020 and 2010, respectively. Because of statutory ownership changes, the amount of operating loss carryforwards which may be utilized in future years is subject to significant limitations.

NOTE 12 - BENEFIT PLAN

     The  Company has a profit  sharing  plan  established  in  accordance  with
     Section 401(k) of the Employee Retirement Income Security Act of 1974, as amended. Substantially all full-time employees with specific periods of service are eligible to participate. Employee contributions to the plan are elective. For the years ended December 31, 2006 and 2005, the Company provided matching contributions to the plan of $11,619 and $8,926, respectively.

NOTE 13 - RELATED PARTY TRANSACTIONS

     The Company incurred reimbursable expenses of $34,279 and $33,097 to BJH Management, LLC, which is owned by the Company's Chairman and Chief Executive Officer, for office rent and related expenses for the years ended December 31, 2006 and 2005, respectively.

     Pursuant to a Service Agreement dated as of July 1, 2006 (the "Services Agreement"), the Company entered into an agreement with BJH Management LLC ("BJH") to secure the services of Bruce J. Haber ("Haber") as its Chief Executive Officer and as its Chairman of the Board. The Service Agreement provides for a monthly fee of $15,167 and reimbursement of ordinary and necessary business expenses incurred in connection with such services. For services provided from July 1, 2006 to December 31, 2006. BJH was paid fees of $91,000 and business expense reimbursements of $25,616 were paid to Haber.

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

Item 8.A.  Controls and Procedures.

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at the end of our most recent fiscal year ended December 31, 2006. There have been no changes in the Company's disclosure controls and procedures or in other factors that could affect the disclosure controls subsequent to the date the Company completed its evaluation.

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

                                    First Became
                                   Director and/or
     Name (1)                  Age    Officer            Position
     --------                  ---    -------            --------
     Bruce J. Haber            54       2003             Chairman of the Board and Chief
                                                         Executive Officer
     Louis Buther              53       2003             President and Chief Operating Officer
     William M. McKay          52       2002             Chief Financial Officer, Treasurer
                                                         and Secretary
     Mark Waldron              39       2000             Director
     Howard Waltman            74       2001             Director
     K. Deane Reade, Jr.       66       2005             Director
_________________

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

     Bruce J. Haber has served as Chairman of the Board and Chief Executive Officer since January 31, 2003. Mr. Haber is currently President of BJH Management, LLC, a management firm specializing in turnaround consulting and private equity investments, which served as a consultant to the Company between October 2001 and January 2003. From October 2001 until December 2002, Mr. Haber served on the Board of Directors of EB2B Commerce, Inc. a computer software company. From March 2002 to December 2002 Mr. Haber served as Chairman of the Board and as a turnaround consultant to EB2B. Mr. Haber was founder, President and CEO of MedConduit.com, Inc., a healthcare e-commerce B2B from 2000 to 2001. Mr. Haber served as Executive Vice President and a Director of Henry Schein, Inc., an international distributor of healthcare products, as well as President of their Medical Group from 1997 to 1999. From 1981 to 1997, Mr. Haber served as President, CEO and Director of Micro Bio-Medics, Inc., and Caligor Medical Supply Company, a distributor of physician and hospital supplies, which merged with Henry Schein in 1997. Mr. Haber is currently a director of a number of privately held companies. Mr. Haber holds a Bachelor of Science degree from the City College of New York and a Master of Business Administration from Baruch College in New York.

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

     Mark Waldron has served as a director of the Company since August 2000. Mr. Waldron also served as President and Chief Executive Officer of the Company between August 2000 and January 2003, and has served as a director of the Company since September 2000. Since 1998 Mr. Waldron's principal occupation has been as a private investor. Mr. Waldron is a former Vice President of J.P. Morgan in New York and was with the firm from 1993 to 1998. Mr. Waldron received his MBA from Northwestern University's Kellogg School of Management, and prior to attending business school worked at Bankers Trust. He received a BA with honors from the Richard Ivey School of Business at the University of Western Ontario.

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

     K. Deane Reade, Jr. has been a Director of the Company since September, 2005. He currently serves as Chairman of the Audit Committee. Mr. Reade is a founder and, since 1975, has served as President and a director of Bangert, Dawes, Reade, Davis & Thom, Incorporated, a private investment banking firm with offices in New York and San Francisco. Between 1989 and 1996, Mr. Reade served as Managing Director of John Hancock Capital Growth Management, Inc. and was a General Partner of its affiliate Gramercy Hills Partners. Mr. Reade is a graduate of Rutgers University. He is a director of ABC Estonian Shares, a closed end fund (Isle of Man, UK); Abakus Management Co., an investment management company (Tallinn, Estonia); Myers Industries, Inc. (Lincoln, Illinois). He currently serves as a Trustee of private trusts, charitable foundations and is on the advisory board of Trail Blazers Camps, Inc. (New York, N.Y.) a 100 year old social service organization with a year round educational program for disadvantaged children from the Metropolitan New York - New Jersey area.

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

Audit Committee
---------------

     The members of the Company's audit committee  consist of Howard Waltman and
K. Deane Reade, Jr. as its Chairman, each of whom are determined by Management to be independent directors. K. Deane Reade, Jr. may be deemed a "Financial Expert" within the meaning of Sarbanes Oxley Act of 2002, as amended. Under the National Association of Securities Dealers Automated Quotations ("NASDAQ") definition, an "independent director means a person other than an officer or employee of the Company or its subsidiaries or any other individuals having a relationship that, in the opinion of the Company' board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director. The board's discretion in determining director independence is not completely unfettered." Further, under the NASDAQ definition, an independent director is a person who (1) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years), employed by the company; (2) has not (or whose immediate family members have not) been paid more than $60,000 during the current or past three fiscal years; (3) has not (or whose immediately family has not) been a partner in or controlling shareholder or executive officer of an organization which the company made, or from which the company received, payments in excess of the greater of $200,000 or 5% of that organizations consolidated gross revenues, in any of the most recent three fiscal years; (4) has not (or whose immediate family members have not), over the past three years been employed as an executive officer of a company in which an executive officer of Emergent has served on that company's compensation committee; or (5) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years) a partner of Emergent's outside auditor. The term "Financial Expert" is defined as a person who has the following attributes: an understanding of generally accepted accounting principals and financial statements; has the ability to assess the general application of such principals in connection with the accounting for estimates, accruals and reserves; experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company's financial statements, or experience actively supervising one or more persons engaged in such activities; an understanding of internal controls and procedures for financial reporting; and an understanding of audit committee functions.

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

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish us with copies of all
Section 16(a) forms they file. During fiscal 2006, none of our officers, directors or 10% or greater stockholders filed any forms late to the best of our knowledge.

Item 10.  Compensation of Directors and Executive Officers.
----------------------------------------------------------

Summary Compensation Table

     The following table sets forth the overall compensation earned over the fiscal year ended December 31, 2006 by (1) each person who served as the principal executive officer of the Company during fiscal year 2006; (2) the Company's two most highly compensated executive officers as of December 31, 2006 with compensation during fiscal year 2006 of $100,000 or more; and (3) those two individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of the Company as of December31, 2006.

                                                               Salary Compensation
                                                               -------------------
                                                Restricted             Non-Equity     Nonqualified   All Other
Name and                                          Stock        Option  Incentive Plan Deferred       Compensation
Principal        Fiscal                           Awards       Awards  Compensation   Compensation
Position          Year     Salary ($)   Bonus($) (1)(5)(6)     ($)(1)  ($)            Earnings ($)   ($)(2)(3)(7) Total ($)
--------------- -------- ------------- --------- ----------- --------- ------------   -------------  ------------ ----------
Bruce J. Haber    2006     $182,000(8) $157,860  $22,460        -0-          -0-             -0-     $ 6,400      $368,720
Chief Executive
 Officer (4)

Louis Buther      2006     $161,000    $157,860  $15,650        -0-           -0-            -0-     $ 4,000      $338,510
President

William M.
McKay
Chief Financial   2006     $140,000    $106,430  $11,110      $2,650          -0-            -0-     $ 2,400      $262,590
Officer

________________


(1) Reflects dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R. FAS 123R requires the company to determine the overall value of the stock awards and options as of the date of grant. The stock awards are valued based on the fair market value of such shares on the date of grant and are charged to compensation expense over the related vesting period. The options are valued at the date of grant based upon the Black-Scholes method of valuation, which is expensed over the service period over which the options become vested. As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description FAS 123R and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Form 10-KSB.

(2) Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any "gross-ups" or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the named executive officer; and (vii) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

(3) Includes compensation for service as a director described under Director Compensation, below.

(4) The services of Bruce J. Haber are provided to us pursuant to a Services Agreement with BJH Management LLC, a privately held company owned by Bruce Haber. A portion of the amounts shown in the table represent the amounts paid to BJH Management.

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

(6) In May 2005, the Company issued restricted shares to Messrs. Haber, Buther and McKay of 89,500, 64,000 and 47,000 in connection with providing limited guarantees to the lender in connection with the Company's new $1 million credit facility as discussed elsewhere in this Form 10-KSB. The institutional lender released these limited guarantees in June 2006. The guarantors had each entered into an agreement with the Company to return the shares that they received in consideration of their limited guarantee in the event the guarantor on his own volition breaches (other than a breach that is cured within the terms of the limited guarantee agreement) or terminates his own respective limited guarantee, prior to the payment in full of the Company's obligations to the lender or the voluntary release from the limited guarantees by the lender. Compensation expense at $0.40 per share related to the shares issued for the limited guarantee is being amortized over the loan term of 24 months and the related expense for 2006 pertaining to each officer is included under restricted stock awards.

(7) As described in footnote 5 above, Messrs. Haber, Buther and McKay received restricted stock awards that vest over a five year period ending in November 2010. The amount of dividends declared in 2006, which were paid in 2007 to Messrs. Haber, Buther and McKay on the unvested portion of the restricted stock award was $6,400, $4,000, $2,400. These amounts are included in the above table under all other compensation.

(8) Of the salary paid, Mr. Haber received $91,000 and BJH was paid fees of $91,000 under the Services Agreement, as discussed elsewhere in this Form 10-KSB.

     For a description of the material terms of each named executive officers' employment agreement, including the terms of any contract, agreement, plan or other arrangement that provides for any payment to a named executive officer in connection with his or her resignation, retirement or other termination, or a change in control of the company see section below entitled "Employment Agreements."

     No outstanding common share purchase option or other equity-based award granted to or held by any named executive officer in 2006 were repriced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout.

Executive Officer Outstanding Equity Awards At Fiscal Year-End

     The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2006.

                                   Option Awards                                                     Stock Awards
                                   -------------                                                     ------------
                                                                                                         Equity
                                                                                                         Incentive
                                                                                                         Plan
                                               Equity                                                    Number     Equity
                                               Incentive                                                 of         Incentive Plan
                                               Plan                                                      Unearned   Awards:
                                               Awards:                                        Market     Shares,    Market or
                   Number of     Number of     Number of                          Number of   Value of   Units or   Payout Value of
                   Securities    Securities    Securities                         Shares or   Shares or  Other      Unearned
                   Underlying    Underlying    Underlying                         Units of    Units of   Rights     Shares, Units or
                   Unexercised   Unexercised   Unexercised Option    Option       Stock That  Stock      That Have  Other Rights
                   Option(#)     Option(#)     Unearned    Exercise  Expiration   Have Not    Have Not   Not        That Have Not
Name               Exercisable   Unexercisable Option(#)   Price($)  Date         Vested(#)   Vested     Vested     Vested
------------------------------------------------------------------------------------------------------------------------------------
Bruce J. Haber(1)        -0-        -0-         -0-          N/A         N/A       32,000     $106,560      NA         NA

Louis Buther  (1)        -0-        -0-         -0-          N/A         N/A       20,000     $ 66,600      NA         NA

William McKay (1)(2)  98,000     20,000         -0-        $0.40     3/31/12       12,000     $ 39,960      NA         NA

________________

(1) On November 2, 2005, the Company granted restricted stock awards to its executive officers for services rendered and to be rendered of 40,000 shares to Bruce J. Haber, our CEO and Chairman, 25,000 shares to Louis Buther, our President, 15,000 shares to William M. McKay, our CFO. All of the aforementioned shares shall vest in five equal annual amounts commencing November 2, 2006 and the non-vested portion is subject to forfeiture in the event that the holder is no longer serving as an officer or director of the Company, subject to the Board's right to waive this forfeiture provision. Due to the limited and sporadic trading of the Company's common stock, the market values presented were computed using a six month weighted-average price per share.

(2) On March 22, 2005, Mr. McKay was granted 25,000 common stock options at an exercise price of $0.40 per share. Such options will vest in five equal annual installments from the date of issuance commencing March 22, 2006. In 2002 and 2003 Mr. McKay was granted 30,000 and 75,000 common stock options at an exercise price of $0.40 per share, respectively. Two-fifths of such options were immediately vested with the remainder vesting in equal installments over three years from the date of issuance.

Employment Agreements

     Each of the following executive officers is a party to an employment agreement with the Company.

Name                 Position                     Annual Salary      Bonus
-------------------- ------------                 ------------------ -----------
Bruce J. Haber       Chief Executive Officer      $ 182,000 (3)         (1)

Louis Buther         President                    $ 161,000             (1)

William M. McKay     Chief Financial Officer      $ 140,000             (2)
___________

(1) In the event that pre-tax profits (subject to certain adjustments approved by the Compensation Committee) before Management's bonuses are at least $1,035,000 for a calendar year, then BJH Management LLC, for the benefit of Mr. Haber, and Louis Buther shall each receive the following: a bonus of $50,000, increasing to $75,000, if pre-tax profits are $1,150,000 plus 6% each of pre-tax profits over $1,150,000. Such bonus, if earned, will be paid within 30 days after the end of each fiscal year end of the Company.

(2) Discretionary bonus as determined by the Compensation Committee based upon company and individual performance.

(3) Of the salary paid, Mr. Haber received $91,000 and BJH was paid fees of $91,000 under the Services Agreement, as discussed elsewhere in this Form 10-KSB.


A summary of each executive's service or employment agreement is as follows:

Services Agreement - BJH Management LLC
---------------------------------------

     Pursuant to a Service Agreement dated as of July 1, 2006 (the "Services Agreement"), the Company entered into an agreement with BJH Management LLC ("BJH") to secure the services of Bruce J. Haber ("Haber") as its Chief Executive Officer and as its Chairman of the Board. The Agreement provides that during the term of the Services Agreement, Haber shall be nominated for re-election to the Board. The Services Agreement, as amended, provides for certain rights and benefits to BJH and Haber for a term expiring on June 30, 2010 (which term is renewed annually thereafter unless either the Company of BJH gives the other party 90 days written notice of termination prior to the end of the term) and certain obligations of BJH and Haber to the Company, all of which are summarized as follows:

     o Annual fee of $182,000, which may be increased at the sole discretion of the Board;

     o Bonuses based upon milestones as described in the table and footnotes above;

     o    Three weeks paid vacation;

     o Reimbursement of reasonable travel, entertainment and office rent and other expenses incurred in connection with our business;

     o Indemnification for any claim or lawsuit which may be asserted against Haber or BJH when acting in any capacity for the Company or its business, to the fullest extent permitted by law, including participation in director and officer liability insurance;

     o    Hospitalization,   medical  and  dental  insurance  for  Haber  as  is
          customary for most senior officers of the Company or reimburse BJH for such benefits;

     o During the term of the Services Agreement and for a six-month period thereafter, Haber and BJH shall not (except in the case of a sale or change in control of the Company) directly or indirectly (i) become interested, such as owner, officer, director, stockholder, employee or consultant in a company that competes with the current business of the Company provided that ownership of not more than 20% of a competitor shall be permissible, (ii) participate in the solicitation of any business of any type conducted by the Company from any person or entity which was or is a client, customer or prospective client or customer and/or (iii) recruit for employment at another placement of employment or induce or seek to cause such person to terminate his employment with the Company with the exception of Louis Buther, President, and Haber's Secretary; and

     o BJH and Haber have also agreed to certain confidentiality provisions during the term of the Services Agreement. BJH agreed to grant the Company the right to seek equitable relief in connection with any breach of a covenant not to compete or confidentiality provision.

     Termination by the Company with Cause. The Company may terminate the Services Agreement for cause ("Cause") in the event (i) of Haber's commission of an act involving fraud, embezzlement, or theft against the property or personnel of Company, (ii) Haber shall be convicted of, or plead nolo contendere to a felony or engages in other criminal conduct that could reasonably be expected to have a material adverse affect on the business, assets, properties, prospects, results of operations or financial condition of Company, or (iii) of the breach by Haber or BJH of the restrictive covenants contained in the Services Agreement regarding confidentiality and non-compete restrictions. In the event the Services Agreement is terminated for Cause, BJH's Base Fee and any unearned Milestone Bonus and all benefits shall terminate immediately upon such discharge, and Company shall have no further obligations to BJH except for payment and reimbursement for any monies due which right to payment or reimbursement accrued prior to such termination.

     Death or Disability. The Company may terminate the Services Agreement upon the disability or death of Haber by giving written notice to BJH. In the case of Haber's disability, such termination will become effective immediately upon the giving of such notice unless otherwise specified by the Company. "Disability" shall mean that for a period of more than six consecutive months in any 12-month period Haber is unable to perform the essential functions of his position because of physical, mental or emotional incapacity resulting from injury, sickness or disease. Upon any such termination, the Company shall be relieved of all its obligations under the Services Agreement, except for payment of the BJH Base Fee and Milestone Bonus earned and unpaid through the effective date of termination.

     Termination by BJH. BJH may terminate this Agreement at any time by giving thirty (30) days' prior written notice to the Company. The Company shall be relieved of all of its obligations under this Agreement, except for payment of the BJH Base Fee and Milestone Bonus earned and unpaid through the effective date of termination and those obligations which relate to director and officer liability insurance and indemnification to the full extent permitted by law.

Employment Agreement - Louis Buther
-----------------------------------

     The Company has an employment agreement dated as of December 30, 2002 with Louis Buther ("Buther") pursuant to which Buther was hired as the Company's President and agreed to devote his full business time, effort and attention to the Company. Buther's Employment Agreement, as amended, provides for certain rights and benefits to Buther, currently for a term expiring on June 30, 2008 (which term is renewed annually thereafter unless either the Company or Buther gives the other party 90 days written notice of termination prior to the end of the term) and it also provides for certain obligations of Buther to the Company, which are summarized as follows:

     o Annual salary of $161,000 which may be increased at the sole discretion of the Board;

     o Bonuses based upon milestones as described in the table and footnotes above;

     o    Three weeks paid vacation;

     o Reimbursement of reasonable travel, entertainment and office rent and other expenses incurred in connection with our business;

     o Indemnification for any claim or lawsuit which may be asserted against Buther when acting in any capacity for the Company or its business, to the fullest extent permitted by law, including participation in director and officer liability insurance;

     o Hospitalization, medical and dental insurance for Buther as is customary for most senior officers of the Company or reimburse Buther for such benefits;

     o During the term of the Employment Agreement and for a six-month period thereafter, Buther shall not (except in the case of a sale or change in control of the Company) directly or indirectly (i) become interested, such as owner, officer, director, stockholder, employee or consultant in a company that competes with the current business of the

          Company provided that ownership of not more than 5% of the outstanding securities of any class of any entity that is traded on a national securities exchange or traded in the over-the-counter market of a competitor shall be permissible, (ii) participate in the solicitation of any business of any type conducted by the Company from any person or entity which was or is a client, customer or prospective client or customer and/or (iii) recruit for employment at another placement of employment or induce or seek to cause such person to terminate his employment with the Company with the exception of Bruce
          J. Haber, Chief Executive Officer, and Haber's Secretary and Buther has also agreed to certain confidentiality provisions during the term of the Employment Agreement. Buther agreed to grant the Company the right to seek equitable relief in connection with any breach of a covenant not to compete or confidentiality provision.

     Termination by the Company with Cause. The Company may terminate the Employment Agreement for cause ("Cause") in the event (i) of Buther's commission of an act involving fraud, embezzlement, or theft against the property or personnel  of  Company,  (ii)  Buther  shall be  convicted  of,  or  plead  nolo contendere  to a  felony  or  engages  in  other  criminal  conduct  that  could reasonably be expected to have a material adverse affect on the business, assets, properties, prospects, results of operations or financial condition of Company, or (iii) of the breach by Buther of the restrictive covenants contained in the Employment Agreement regarding confidentiality and non-compete restrictions. In the event the Employment Agreement is terminated for Cause, Buther's Base Fee and any unearned Milestone Bonus and all benefits shall terminate immediately upon such discharge, and Company shall have no further obligations to Buther except for payment and reimbursement for any monies due which right to payment or reimbursement accrued prior to such termination.

     Death or Disability. The Company may terminate the Employment Agreement upon the disability or death of Buther by giving written notice to Buther. In the case of Buther's disability, such termination will become effective immediately upon the giving of such notice unless otherwise specified by the Company. "Disability" shall mean that for a period of more than six consecutive months in any 12-month period Buther is unable to perform the essential functions of his position because of physical, mental or emotional incapacity resulting from injury, sickness or disease. Upon any such termination, the Company shall be relieved of all its obligations under the Employment Agreement, except for payment of the Buther Base Fee and Milestone Bonus earned and unpaid through the effective date of termination.

     Termination by Buther. Buther may terminate this Agreement at any time by giving thirty (30) days' prior written notice to the Company. The Company shall be relieved of all of its obligations under this Agreement, except for payment of the Buther Base Fee and Milestone Bonus earned and unpaid through the effective date of termination and those obligations which relate to director and officer liability insurance and indemnification to the full extent permitted by law.

Employment Arrangement - William M. McKay
-----------------------------------------

     In August 2002, William M. McKay became the Company's Chief Financial Officer pursuant to an engagement letter. As CFO, he is currently receiving a base salary of $140,000 per annum, and is eligible to receive discretionary bonuses as determined by the Compensation Committee based upon individual and/or Company performance and participates in an incentive bonus program generally based on Company performance as described. In addition, Mr. McKay receives Company-paid health insurance benefits as well as an automobile allowance of $300 per month. Since the commencement of his employment in 2002, Mr. McKay has received ten-year options to purchase an aggregate of 130,000 shares of the Company's Common Stock at an exercise price of $.40 per share with varying vesting dates. In the event that the Company terminates Mr. McKay without cause or upon termination subsequent to a change in control, he shall be entitled to receive six months severance pay.

CORPORATE GOVERNANCE

BOARD OF DIRECTORS

Board Members Who Are Deemed Independent

     Our board of directors has determined that two of our directors, namely, Howard Waltman and K. Deane Reade, Jr., are "independent" as that term is defined by the National Association of Securities Dealers Automated Quotations ("NASDAQ"). See "Audit Committee" for a discussion of the definition of "Independent Director" and "Financial Expert."

Director Compensation

     Directors do not presently receive compensation for serving on the Board or on its committees other than the grant of stock options and/or restricted stock awards. Depending on the number of meetings and the time required for the Company's operations, the Company may decide to compensate its directors in the future.

Restricted Stock Awards

     On March 19, 2007, the Company granted restricted stock awards to its executive officers and directors for services rendered and to be rendered of 40,000 shares to Bruce J. Haber, our CEO and Chairman, 25,000 shares to Louis Buther, our President, 10,000 shares to William M. McKay, our CFO and 10,000 shares to each of our directors Howard Waltman, Mark Waldron and K. Deane Reade, Jr. All of the aforementioned shares shall vest in five equal annual amounts commencing March 19, 2008 and the non-vested portion is subject to forfeiture in the event that the holder is no longer serving as an officer or director of the Company, subject to the Board's right to waive this forfeiture provision.

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

         On November 2, 2005, the Company granted restricted stock awards to its executive officers and directors for services rendered and to be rendered of 40,000 shares to Bruce J. Haber, our CEO and Chairman, 25,000 shares to Louis Buther, our President, 15,000 shares to William M. McKay, our CFO, 10,000 shares to each of our directors Howard Waltman and Mark Waldron and 5,000 shares to our director K. Deane Reade, Jr. All of the aforementioned shares shall vest in five equal annual amounts commencing November 2, 2006 and the non-vested portion is subject to forfeiture in the event that the holder is no longer serving as an officer or director of the Company, subject to the Board's right to waive this forfeiture provision.

Travel Expenses

     All directors shall be reimbursed for their reasonable out of pocket expenses associated with attending the meeting.

Director Compensation

     The following table shows the overall compensation earned for the 2006 fiscal year with respect to each non-employee and non-executive director as of December 31, 2006.


                                                             DIRECTOR COMPENSATION
                              -----------------------------------------------------------------------------------
                              Fees
                              Earned                         Non-Equity     Nonqualified
Name and                      or Paid             Option     Icentive Plan  Deferred      All Others
Principal                     in Cash    Stock    Awards($)  Compensation   Compensation  Compensation
Position                      ($)        Awards   (1)        ($)(2)         Earnings ($)  (3)(4)         Total($)
----------------------------  ---------- -------- ----------  ------------- ------------- -------------  ---------
K. Deane Reade, Jr., Director   $ -0-    $ -0-     $-0-           -0-           -0-        $  800        $  800

Howard Waltman, Director        $ -0-    $-0-      $-0-           -0-           -0-        $1,600        $1,600

Mark Waldron, Director          $ -0-    $-0-      $-0-           -0-           -0-        $1,600        $1,600

________________________


(1) Reflects dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R. FAS 123R requires the company to determine the overall value of the restricted stock awards and options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the restricted stock awards and options become vested. As a general rule, for time-in-service-based options, the company will immediately expense any restricted stock awards and option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the restricted stock awards and options. For a description FAS 123R and the assumptions used in determining the value of the restricted stock awards and options under the Black-Scholes model of valuation, see the notes to the financial statements included with this Form 10-KSB.

(2)  Excludes awards or earnings reported in preceding columns.

(3) Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any "gross-ups" or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the director; (vii) any consulting fees earned, or paid or payable; (viii) any annual costs of payments and promises of payments pursuant to a director legacy program and similar charitable awards program; and (ix) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

(4) The three named directors noted in the above table received restricted stock awards that vest over a five year period ending in November 2010. The amount of dividends declared in 2006, which were paid in 2007 to Messrs. Reade, Waltman and Waldron on the unvested portion of the restricted stock award was $800, $1,600, $1,600, respectively. These amounts are included in the above table under all other compensation.

2002 Employee and Consulting Compensation Plan
----------------------------------------------

     On April 1, 2002, the Company established an Employee Benefit and Consulting Compensation Plan (the "2002 Plan") covering 325,000 shares, which was approved by stockholders on August 5, 2003. Since stockholder approval was not obtained by April 1, 2003, all outstanding Incentive Stock Options granted under the 2002 Plan became Non-Statutory Stock Options and no Incentive Stock Options could be thereafter granted under the 2002 Plan. On March 23, 2004, the Board of Directors approved, subject to stockholder approval, a 325,000 share increase in the number of shares covered by the Plan to 650,000 shares. As of March 15, 2007, there were 401,767 stock options outstanding under the 2002 Plan. Stockholders are expected to be asked to ratify the 325,000 share increase in the 2002 Plan at its next stockholder meeting.

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

     Common Stock Award. "Common Stock Awards" are shares of Common Stock that will be issued to a recipient at the end of a restriction period, if any, specified by the Board if he or she continues to be an employee, director or consultant of us. If the recipient remains an employee, director or consultant at the end of the restriction period, the applicable restrictions will lapse and we will issue a stock certificate representing such shares of Common Stock to the participant. If the recipient ceases to be an employee, director or consultant of us for any reason (including death, disability or retirement) before the end of the restriction period, unless otherwise determined by the Board, the restricted stock award will be terminated.

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

Awards
------

     We did not grant any options to employees during 2006. During 2005 we granted options to employees and to one director to purchase 73,000 and 15,000, respectively, of our Common Stock under the 2002 Plan. The options were granted with an exercise price of $0.40 per share. To date, options to purchase 31,716 common shares have been exercised under the Plan. Unless sooner terminated, the 2002 Plan will expire on March 31, 2012 and no awards may be granted after that date.

     It is not possible to predict the individuals who will receive future awards under the 2002 Plan or the number of shares of Common Stock covered by any future award because such awards are wholly within the discretion of the Board. The table below contains information as of December 31, 2006 on the known benefits provided to certain persons and group of persons under the 2002 Plan. Such table does not include options that have been exercised.

   ----------------------------------------------------- ---------------- ---------------- ------------------------

                                                            Number of        Range of       Value of unexercised
                                                         Shares subject   exercise price     options at Dec. 31
                                                           to Options      ($) per Share          2006 (1)
  ----------------------------------------------------- ---------------- ---------------- ------------------------
   Bruce J. Haber, Chief Executive Officer                      -0-                $-0-                $-0-
   ----------------------------------------------------- ---------------- ---------------- ------------------------
   Louis Buther, President                                      -0-                $-0-                $-0-
   ----------------------------------------------------- ---------------- ---------------- ------------------------
   William M. McKay, Chief Financial Officer                118,000               $0.40            $345,740 (1)
   ----------------------------------------------------- ---------------- ---------------- ------------------------
   Three Executive Officers as a group                      118,000               $0.40            $345,740 (1)
   ----------------------------------------------------- ---------------- ---------------- ------------------------
   Two non-employee Directors and two former Directors
   as a group                                                55,000               $0.40            $161,150 (1)
   ----------------------------------------------------- ---------------- ---------------- ------------------------
   Non-Executive Officer
   Employees and Consultants                                238,030       $0.40 - $8.00            $685,708 (1)
   ----------------------------------------------------- ---------------- ---------------- ------------------------

(1) Value is calculated by multiplying (a) the difference between the market value per share at December 31, 2006 and the option exercise price by (b) the number of shares of Common Stock underlying the number of vested options. Due to the limited and sporadic trading of the Company's Common Stock, the value of unexercised options as of December 31, 2006 was determined using a six month weighted-average price per share.

Other 2001 Stock Option Plans
-----------------------------

     The Company has established two other stock option plans, neither of which have any material amount of shares authorized and/or outstanding under the Plan.

PRI Medical Deferred Contribution Plan
--------------------------------------

     PRI Medical has adopted a defined contribution retirement plan, which qualifies under Section 401(k) of the Internal Revenue Code. This Plan covers substantially all employees with over one year of service. PRI Medical currently provides matching contributions of 6% of each participant's deferral up to a maximum of 15% of eligible contributions. Except for PRI Medical's 401(k) Plan, the Company has no other annuity, pension, or retirement benefits for its employees. For the years ended December 31, 2006 and 2005, the Company
contributed   matching   contributions   to  the  Plan  of  $11,619  and  $8,926
respectively.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
--------------------------------------------------------------------------------

     As of March 26, 2007, the Company had outstanding 5,471,689 shares of Common Stock. The only persons of record who presently hold or are known to own (or believed by the Company to own) beneficially more than 5% of the outstanding shares of such class of stock is listed below. The following table also sets forth certain information as to holdings of the Company's Common Stock of all officers and directors individually, and all officers and directors as a group.


--------------------------------------------- ------------------------------- ------------------------
Name and Address of Beneficial Owner (1)      Number of Common  Shares        Approximate Percentage
--------------------------------------------- ------------------------------- ------------------------
Officers and Directors
--------------------------------------------- ------------------------------- ------------------------
Mark Waldron
10939 Pendleton Street
Sun Valley, CA 91352                                 487,092   (2)                       8.9
--------------------------------------------- ------------------------------- ------------------------
Howard Waltman
140 Deerfield
Tenafly, NJ 07670                                    358,832   (3)                       6.5
--------------------------------------------- ------------------------------- ------------------------
William M. McKay
10939 Pendleton Street
Sun Valley, CA 91352                                 210,707   (4)                       3.8
--------------------------------------------- ------------------------------- ------------------------
Bruce J. Haber, c/o BJH Management, LLC
145 Huguenot Street, Suite 405
New Rochelle, NY  10801                            1,208,174   (5)                      22.1
--------------------------------------------- ------------------------------- ------------------------
Louis Buther
10939 Pendleton Street
Sun Valley, CA 913521                                644,435   (5)                      11.8
--------------------------------------------- ------------------------------- ------------------------



K. Deane Reade, Jr.
605 Third Avenue
New York, NY 10158                                    30,000                              .5
--------------------------------------------- ------------------------------- ------------------------
All current and proposed  executive
officers and  directors
as a group (six) persons                           2,939,240   (6)                      52.0
---------------------------------------------------------------------------- ------------------------
5% Stockholders
--------------------------------------------- ------------------------------- ------------------------
Arie Kanofsky
385 West John Street
Hicksville, NY 11801                                505,000                             9.2
--------------------------------------------- ------------------------------- ------------------------
Daniel Yun
375 Park Avenue, Suite 3607                         688,916   (7)                      12.6
New York, NY 10152
--------------------------------------------- ------------------------------- ------------------------

_________________

(1) All shares are directly owned, and the sole investment and voting power is held, by the persons named unless otherwise noted.
(2)  Includes options to purchase 93 shares.
(3) Includes 263,832 shares owned by his family in the name of The THW Group LLC, over which shares Mr. Waltman exercises voting and investment control and options to purchase 75,000 shares.
(4)  Includes options to purchase 103,000 shares.
(5) Mr. Bruce J. Haber directly owns 68,428 shares of the Company's Common Stock. His wife, Michela I. Haber, is the trustee over two family trusts which beneficially own an aggregate of 1,099,746 shares which are included in the table above even though he disclaims beneficial ownership of such 1,099,746 shares. Mr. Haber also holds irrevocable proxies to vote an aggregate of 282,337 shares of Common Stock until such shares are sold to an unaffiliated third party, which shares are not reflected in the table above.
(6)  See footnotes (2) through (5) above.
(7) Mr. Yun's benefical ownership is as of March 22, 2007, as reported by him in a Form 4 filed, March 22, 2007.

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

Securities Authorized for Issuance under Equity Compensation Plans.
------------------------------------------------------------------

     The following summary information is as of March 15, 2007 and relates to our 2002 Stock Option Plan pursuant to which we have granted options to purchase our common stock:


------------------------------- ------------------------------ ---------------------- --------------------------------
                                         (a)                            (b)                    (c)
------------------------------- ------------------------------ ---------------------- --------------------------------
                                                                                      Number of securities
                                                                                      remaining available for
                                Number of shares of common     Weighted average       future issuance under
                                stock to be issued upon        exercise price of      equity compensation plans
Plan category                   exercise                       outstanding            (excluding shares
                                of outstanding options         options (1)             reflected in column (a)
------------------------------- ------------------------------ ---------------------- --------------------------------
Equity compensation
Plans  (2)                                 391,063                     $0.45                      225,107
------------------------------- ------------------------------ ---------------------- --------------------------------

(1) Based upon 387,063 options exercisable at $0.40 per share, 2,000 options exercisable at $2.00 per share and 2,000 options exercisable at $8.00 per share.

(2) In March 2004, our Board of Directors approved an increase in the number of shares covered by the 2002 Plan from 325,000 to 650,000, subject to stockholder approval at our next annual meeting, which is expected to take place in 2007.

The following summary information is as of March 15, 2007 and relates to our 2001 Stock Option Plan pursuant to which we have granted options to purchase our common stock:

------------------------------- ------------------------------ ---------------------- --------------------------------
                                           (a)                           (b)                      (c)
------------------------------- ------------------------------ ---------------------- --------------------------------
Plan category                   Number of shares of common     Weighted average       Number of securities
                                stock to be issued upon        exercise price of      remaining available for
                                exercise                       outstanding            future issuance under
                                of outstanding options         options (1)            equity compensation plans
                                                                                      (excluding shares
                                                                                       reflected in column (a)(2)
------------------------------- ------------------------------ ---------------------- --------------------------------
Equity compensation
Plans                                       6,875                     $40.00                        -0-
------------------------------- ------------------------------ ---------------------- --------------------------------


(1) All options are exercisable at $40.00 per share.

(2) The Board of Directors does not intend to grant additional options under the 2001 Plan.

     The following summary information is as of March 15, 2007 & and relates to our Stock Option Plans of PRI Medical which were assumed by Emergent and pursuant to which we have granted options to purchase our common stock:

------------------------------- ------------------------------ ---------------------- --------------------------------
                                         (a)                            (b)                     (c)
------------------------------- ------------------------------ ---------------------- --------------------------------
Plan category                   Number of shares of common     Weighted average       Number of securities
                                stock to be issued upon        exercise price of      remaining available for
                                exercise                       outstanding            future issuance under
                                of outstanding options         options (1)            equity compensation plans
                                                                                      (excluding shares
                                                                                      reflected in column (a)
------------------------------- ------------------------------ ---------------------- --------------------------------
Equity compensation
Plans  (2)                             974                            $27.89                        -0-
------------------------------- ------------------------------ ---------------------- --------------------------------

     (1) Based upon 969 options exercisable at $27.20 per share and 5 options exercisable at $162.00 per share.

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

Item 13. Exhibits

Number                      Exhibit Description
--------------------------------------------------------------------------------
2.1 Agreement and Plan of Reorganization and Merger, dated as of January 23, 2001, among MRM Registrant and MRM Acquisition Inc. (1)
2.2   Agreement to transfer equity dated August 10, 2000. (3)
3.1   Articles of Incorporation of Registrant. (5)
3.2   Amendment to Articles of Incorporation. (5)
3.3   2003 Amendment to Articles of Incorporation. (9)
3.4   By-laws of Registrant. (5)
9.1   Voting Trust Agreement between Daniel Yun and Mark Waldron. (4)
10.1  Consulting Agreement dated October 15, 2001 with BJH Management LLC. (4)
10.2  Stock Issuance  Agreement dated December 30, 2002 with BJH Management LLC.
      (4)
10.3  Employment Agreement dated December 30, 2002 with Bruce J. Haber. (4)
10.4  Employment Agreement dated December 30, 2002 with Louis Buther. (4)
10.5 Consulting Agreement dated December 30, 2002 with JIMA Management LLC and Mark Waldron. (4)
10.6 Consulting Agreement dated September 1, 2001 with Howard Waltman, which was terminated by the Company on December 19, 2002. (4)
10.7 Consulting Agreement dated September 1, 2001 with Paula Fong, which was terminated by the Company on December 19, 2002. (4)
10.8  Facility Lease - Glendale, California. (4)
10.9  Settlement Agreement with Al Guadagno. (4)
10.10 Settlement Agreement with Richard Whitman. (4)
10.11 Consulting   Agreements  and   Settlement   Agreement  with  Tahoe  Carson
      Management Consulting.(4)
10.12 Employment Agreement - Calvin Yee, approved by the board on November 1, 2001 (4)
10.13 Engagement Letter - William M. McKay (4)
10.14 Consulting Agreement dated February3, 2003 - Richard Whitman (6)
10.15 Extension and Modification Agreement, dated March 7, 2005, by and among U.S. Bank National Association, successor in interest to Santa Monica Bank, PRI Medical Technologies, Inc., Physiologic Reps, Medical Resources Financial, Inc. and Emergent Group Inc. (13)
10.16 Asset  Purchase   Agreement  -  Advantage   Medical   Services,   LLC  and
      Non-Competitive, Non-disclosure and Non-Solicitation Agreement (10)
10.17 Accounts Receivable Purchase Agreement executed May 25, 2005 by and among Access Capital, EGI and EGI's wholly-owned subsidiary, PRI Medical Technologies, Inc. (11)
10.18 May 2005 Letter Agreement by and among EGI and the limited guarantors, Bruce J. Haber, Mark Waldron, William M. McKay and Louis Buther (11)
10.19 May 2005 Amendment to Employment Contract of Bruce Haber (11)
10.20 May 2005 Amendment of Employment Contract of Louis Buther (11)
10.21 Services Agreement dated July 1, 2006 with BJH Management LLC(14)
10.22 July 1, 2006 Amendment to Employment Contract of Louis Buther (14)
10.23 Facility Lease - Sun Valley, California (12)
10.24 Amendment to Exhibit 10.21 (12)
10.25 March 2007 Amendment to 10.4 (12)
11.1  Statement  re:   computation  of  per  share  earnings  (see  consolidated
      financial statements and notes thereto).
14.1  Code of Ethics (7)
21.1  Subsidiaries of Registrant listing the state or other jurisdiction of each
      subsidiary   other  than   subsidiaries   which  would  not  constitute  a
      significant subsidiary in Rule 1-02(w) of Regulation S-X. (12)

23.1 Consent of Rose, Snyder & Jacobs in connection with Form S-8 Registration Statement (12)
31(a) Rule 13a-14(a) Certification - Chief Executive Officer (12)
31(b) Rule 13a-14(a) Certification - Chief Financial Officer (12)
32(a) Section 1350 Certification - Chief Executive Officer (12)
32(b) Section 1350 Certification - Chief Financial Officer (12)
99.1  2002 Stock Option Plan. (4)
99.2  2001 Stock Option Plan. (4)
99.3  Form of Subordinated Promissory Note (9)
99.4 March 23, 2004 amendment to 2002 Stock Option Plan, subject to stockholder approval (10)
99.5  Press Release - Results of Operations for 2006 (12)

_______________________

(1) Filed as an exhibit to the Registrant's Current Report on Form 8-K, dated January 29, 2001, and incorporated herein by reference.
(1) Filed as an exhibit to the Registrant's Form 10-K for its fiscal year ended December 31, 2000.
(2) Incorporated by reference to the Registrant's Form 8-K - August 31, 2000 (date of earliest event).
(3) Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2001.
(4) Incorporated by reference to the Registrant's Form S-4 Registration Statement filed May 8, 2001.
(6) Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2002.
(7) Incorporated by reference to Registrant's Form 10-KSB for its fiscal year ended December 31, 2003.
(8) Incorporated by reference to the Registrant's Form 8-K - June 27, 2003 (date of earliest event).
(9) Incorporated by reference to the Registrant's Form 10-QSB for its quarter ended September 30, 2003.
(10) Incorporated by reference to the Registrant's Form 10-QSB for its quarter ended September 30, 2005.
(11) Incorporated by regerence to the Registrant's Form 10-QSB for its quarter ended June 30, 2005.
(12)  Filed herewith.
(13) Incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended December 31, 2004.
(14) Incorporated by reference to the Registrant's Form 8-K, dated July 1, 2006.

Item 14.  Principal Accountant Fees and Services.
-------------------------------------------------

Audit Fees

     During fiscal 2005, the aggregate fees billed for professional services rendered by Singer Lewak Greenbaum & Goldstein LLP (the "Prior Independent Auditors") for the 2004 audit of the Company's annual financial statements and the 2005 quarterly reviews of its financial statements included in the Company's quarterly reports totaled approximately $98,000. The aggregate fees billed for professional services rendered by Rose, Synder & Jacobs for the 2005 audit of the Company's financial statements totaled approximately $50,000. During fiscal 2006, the aggregate fees billed for professional services rendered by Rose Synder & Jacobs for the 2006 audit of the Company's financial statements and the 2006 quarterly reviews of its financial statements totaled approximately $67,000.

Financial Information Systems Design and Implementation Fees

     During 2006 and 2005, there were $-0- in fees billed for professional services by Rose, Synder & Jacobs and the Company's Prior Independent Auditors, respectively, rendered in connection with, directly or indirectly, operating or supervising the operation of its information system or managing its local area network.

All Other Fees

     During 2006 and 2005, there were $14,000 and $13,000 in fees billed for preparation of corporate tax returns, tax research and other professional services rendered by Rose, Synder & Jacobs and the Company's Prior Independent Auditors, respectively. The foregoing fees exclude expense reimbursements of approximately $5,400.

                                   SIGNATURES

     Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            EMERGENT GROUP INC.

                                            By: /s/ Bruce J. Haber
                                            ---------------------------------
                                            Bruce J. Haber, Chairman of the
                                            Board and Chief Executive Officer


Dated:  New Rochelle, New York
March 28, 2007

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures                                 Title                      Date
----------------------------        -------------------------    --------------
/s/ Bruce J. Haber                  Chairman of the Board        March 28, 2007
----------------------------
Bruce J. Haber                      Chief Executive Officer

/s/ William M. McKay                Chief Financial Officer      March 28, 2007
----------------------------
William M. McKay                    Secretary and Treasurer

/s/ Mark Waldron                    Director                     March 28, 2007
----------------------------
Mark Waldron

/s/ Howard Waltman                  Director                     March 28, 2007
----------------------------
Howard Waltman

/s/ K. Deane Reade, Jr.             Director                     March 28, 2007
----------------------------
K. Deane Reade, Jr.

Bruce J. Haber, Mark Waldron, Howard Waltman and K. Deane Reade, Jr. represent all the current members of the Board of Directors.

                                  Exhibit 21.1
            Subsidiaries of Registrant listing state of incorporation


Name                                                 State of Incorporation

PRI Medical Technologies, Inc.                                Nevada
Medical Resources Management Financial, Inc.                  California

Exhibit 31.1
                            CERTIFICATION PURSUANT TO
   RULES 13a-14(a) AND 15d-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS
                                    AMENDED

I, Bruce J. Haber, as Chief Executive Officer of Emergent Group Inc., certifies that:

1.    I have reviewed this annual report on Form 10-KSB of Emergent Group Inc.;

2 Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

      a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

      c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors:

      a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 28, 2007

/s/ Bruce J. Haber
------------------
Bruce J. Haber
Chief Executive Officer

Exhibit 31.2
                            CERTIFICATION PURSUANT TO
   RULES 13a-14(a) AND 15d-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS
                                    AMENDED

I, William M. McKay as Chief Financial Officer of Emergent Group Inc., certifies that:

1.    I have reviewed this annual report on Form 10-KSB of Emergent Group Inc.;

2 Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

      a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

      c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors:

      a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 28, 2007

/s/ William M. Mckay
-----------------------
William M. McKay
Chief Financial Officer

Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350


In connection with the Annual Report of Emergent Group Inc. (the "registrant") on Form 10-KSB for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "report"), I, Bruce J. Haber, Chief Executive Officer of the registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the registrant.


March 28, 2007


/s/ Bruce J. Haber
--------------------
Bruce J. Haber
Chief Executive Officer

Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350


In connection with the Annual Report of Emergent Group Inc. (the "registrant") on Form 10-KSB for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "report"), I, William M. McKay, Chief Financial Officer of the registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the registrant.


March 28, 2007


/s/ William M. McKay
---------------------
William M. McKay
Chief Financial Officer