Form 10QSB
period 2007-03-31
EMERGENT GROUP INC/NY
filed 2007-05-15
CIK 1021097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2007

Commission File Number: 0-21475

EMERGENT GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada	93-1215401
(State of jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

10939 Pendleton Street
Sun Valley, CA 91352
(Address of principal executive offices)

(818) 394-2800
(Registrant’s telephone number)

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

Yes [ ] No [X]

As of May 14, 2007, the registrant had a total of 5,539,578 shares of Common Stock outstanding.

EMERGENT GROUP INC.

FORM 10-QSB Quarterly Report

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Emergent Group Inc. and Subsidiaries
Condensed Consolidated Balance Sheet

March 31,
2007
ASSETS	(Unaudited)

Current assets
Cash	$682,989
Accounts receivable, net of allowance for doubtful
accounts of $19,478	2,625,918
Inventory, net of reserves of $63,408	658,867
Prepaid expenses	153,992
Deferred tax assets	905,400

Total current assets	5,027,166

Property and equipment, net of accumulated depreciation and
amortization of $4,875,973	4,072,038
Goodwill	1,120,058
Other intangible assets, net of accumulated amortization of
$129,450	136,835
Deposits and other assets	106,857

Total assets	$10,462,954

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Current portion of capital lease obligations	$843,847
Current portion of notes payable	160,978
Accounts payable	1,155,280
Accrued expenses and other liabilities	1,426,620

Total current liabilities	3,586,725

Capital lease obligations, net of current portion	1,767,217
Notes payable, net of current portion	75,666

Total liabilities	5,429,608

Minority interest	411,871

Shareholders' equity
Preferred stock, $0.001 par value, non-voting 10,000,000
shares authorized, no shares issued and outstanding	-
Common stock, $0.04 par value, 100,000,000 shares authorized
5,534,104 shares issued and outstanding	221,361
Additional paid-in capital	14,756,465
Accumulated deficit	(10,356,351)

Total shareholders' equity	4,621,475
Total liabilities and shareholders' equity	$10,462,954

The accompanying notes are an integral part of these condensed financial statements.

Emergent Group Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Revenue	$4,382,808	$3,990,817
Cost of goods sold	2,567,105	2,439,680

Gross profit	1,815,703	1,551,137

Selling, general, and administrative expenses	1,088,224	976,328

Income from operations	727,479	574,809

Other income (expense)
Interest expense	(51,804)	(46,741)
Gain on disposal of property and equipment	8,102	1,300
Other income, net	14,220	30,577

Total other income (expense)	(29,482)	(14,864)

Income before provision for income taxes
and minority interest	697,997	559,945
Provision for income taxes	(55,902)	(23,864)

Income before minority interest	642,095	536,081

Minority interest in income of consolidated
limited liability companies	(124,985)	(72,086)

Net income	$517,110	$463,995

Basic earnings per share	$0.10	$0.09

Diluted earnings per share	$0.09	$0.08

Basic weighted average shares outstanding	5,442,961	5,451,631

Diluted weighted-average shares outstanding	5,783,891	5,816,939

The accompanying notes are an integral part of these condensed financial statements.

Emergent Group Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	March 31,
	2007	2006

Cash flows from operating activities
Net income	$517,110	$463,995
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	347,841	250,275
Amortization of finance fees	13,576	3,348
(Gain) loss on disposal of property and equipment and other	(8,102)	(1,300)
Minority interest in income	124,985	72,086
Stock-based compensation expense	21,490	19,073
Other income	-	(17,000)
(Increase) decrease in
Accounts receivable	(90,684)	(154,522)
Inventory	160,724	3,505
Prepaid expenses	(2,095)	17,268
Deposits and other assets	38,476	(61,262)
Increase (decrease) in
Accounts payable	(64,760)	261,334
Accrued expenses	10,229	68,262

Net cash provided by operating activities	1,068,790	925,062

Cash flows from investing activities
Purchase of property and equipment	(78,831)	(96,027)
Cash paid to members of limited liability companies	(177,935)	(73,115)
Contributions from new members to limited liability companies	7,500	-
Proceeds from the sale of property and equipment	4,580	5,050

Net cash used in investing activities	(244,686)	(164,092)

Cash flows from financing activities
Payments on capital lease obligations	(263,048)	(139,642)
Payments on dividends declared	(1,094,249)	(512,861)
Borrowings under line of credit	3,928,100	3,954,691
Repayments on line of credit	(3,928,100)	(3,954,691)
Payments on notes payable, net	(102,430)	(105,016)

Net cash used in financing activities	(1,459,727)	(757,519)

Net (decrease) increase in cash	(635,623)	3,451

Cash, beginning of period	1,318,612	585,377

Cash, end of period	$682,989	$588,828

Supplemental disclosures of cash flow information:
Interest paid	$58,123	$47,468

The accompanying notes are an integral part of these condensed financial statements.

EMERGENT GROUP INC and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

Emergent Group Inc. (“Emergent”) is the parent company of PRI Medical Technologies, Inc. (“PRI Medical”), its wholly owned and only operating subsidiary. Emergent and PRI Medical are referred to collectively hereinafter as the “Company.” PRI Medical provides mobile laser/surgical services, along with technical support, on a per procedure basis to hospitals, out-patient surgery centers, and physicians' offices.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Emergent have been prepared pursuant to the rules of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the periods presented.

The results of operations presented for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

Principles of Consolidation
The consolidated financial statements include the accounts of Emergent and its wholly owned subsidiaries. Also, in accordance with the Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities” the Company has accounted for its equity investments in six limited liability companies under the full consolidation method. All significant intercompany transactions and balances have been eliminated through consolidation.

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

Reclassifications
Certain amounts presented for the prior year have been reclassified to conform to the current year’s presentation.

Stock-Based Compensation
In December 2004, the FASB issued SFAS No. 123(R),”Share-Based Payment”. SFAS 123(R) amends SFAS No. 123,”Accounting for Stock-Based Compensation”, and APB Opinion 25,”Accounting for Stock Issued to Employees.” SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement is effective for public companies qualifying as SEC small business issuers for the fiscal year beginning after December 15, 2005.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, using the modified prospective method. Under this method, compensation cost recognized during the three months ended March 31, 2007 and 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized over the remaining vesting period for such options. There were no options granted during the three months ended March 31, 2007 and 2006. The implementation of the provisions of SFAS No. 123R on January 1, 2006 resulted in additional compensation costs of $2,761 and $3,079 for the three months ended March 31, 2007 and 2006, respectively.

The 2002 Employee Benefit and Consulting Services Compensation Plan (the “2002 Plan”) was adopted in 2002 for the purpose of providing incentives to key employees, officers, and consultants of the Company who provide significant services to the Company. As of March 31, 2007, there are 650,000 common shares authorized for grant under the 2002 Plan. The 2002 Plan originally adopted with 325,000 shares was approved by the Company’s stockholders and the increase of 325,000 shares was approved the Company’s Board of Directors and the Compensation Committee in accordance with the Plan. Options will not be granted for a term of more than ten years from the date of grant. Generally, options will vest evenly over a period of five years, and the 2002 Plan expires in March 2012. Since shareholder approval was not obtained on or before April 1, 2003, all incentive stock options granted under the 2002 Plan have automatically become non-statutory stock options, and the Board is limited to granting non-statutory stock options under the 2002 Plan. As of March 31, 2007, the number of shares reserved for future awards was 230,607.

A summary of the Company's outstanding options and activity is as follows:

		Remaining	Weighted
	Number	Contractual Life	Average
	Outstanding	(in years)	Exercise Price

Non Vested, January 1, 2006	162,813		$0.47
Granted	-		$-
Forfeited	16,437		$4.74
Vested	42,025		$1.72
Non Vested, December 31, 2006	104,351	5.25	$0.40
Granted	-
Forfeited	-
Vested	10,100		$0.40
Non Vested, March 31, 2007	94,251	5	$0.40

The weighted-average remaining contractual life of the options outstanding at March 31, 2007 is 6.3 years. The exercise prices for the options outstanding at March 31, 2007 ranged from $0.40 to $162.16, and information relating to these options is as follows:

Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price of Options Outstanding	Weighted-Average Exercise Price of Options Exercisable

$0.40	385,063	292,987	6.40 years	$0.40	$0.40
$2.00 - 8.00	4,000	4,000	5.76 years	$5.00	$5.00
$20.00 - 51.00	7,844	7,844	4.39 years	$38.41	$38.41
$162.16	5	5	2.15 years	$162.16	$162.16

$0.40 - 162.16	396,912	304,836	6.35 years	$1.20	$1.44

As of March 31, 2007, the total unrecognized fair value compensation cost related to unvested stock options was $35,507, which is to be recognized over a remaining weighted average period of approximately 3.1 years.

In addition to options granted under the 2002 Plan, as of March 31, 2007 we have 215,000 restricted award shares issued and outstanding of which 105,000 shares were granted to executive officers and directors in March 2007. Award shares generally vest in equal installments over five years from the date of issuance. Such award shares are issued from time to time to executive officers, directors and employees of the Company. Non-vested award shares are subject to forfeiture in the event that the recipient is no longer employed by the Company at the time of vesting, subject to the Board’s right to waive the forfeiture provisions. Compensation expense related to such shares is determined as of the issuance date based on the fair value of the shares issued and is amortized over the related vesting period. Total compensation expense related to the award shares issued in March 2007 was $341,250, which is being amortized over the vesting period of five years. Compensation expense related to outstanding award shares was $5,729 and $4,990 for the three months ended March 31, 2007 and 2006, respectively.

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

3. DEBT OBLIGATIONS

On May 25, 2005, the Company entered into a two-year agreement with a lender to provide a revolving credit line (the “Revolver”) and term note (the “Term Note”) of up to $1,000,000, collateralized by accounts receivable and certain fixed assets (collectively referred to herein as the "Credit Facility"). Advances under the Revolver, as amended, are based on 80% of each eligible receivable, as defined. In addition, the Credit Facility provides for an annual fee equal to 1% of the capital availability amount, as defined, upon closing and on each anniversary of the closing date. Borrowings under the Revolver and Term Note bear interest at the prime rate (8.25% as of March 31, 2006), plus 2%. The Company incurred loan and closing costs of $26,785 in connection with the negotiation and execution of the Credit Facility which is being amortized over the loan term of 24 months. As of March 31, 2007, total borrowings outstanding under the Credit Facility amounted to $24,370 all of which was outstanding under the Term Note. The Company has $975,630 of borrowing availability under the Credit Facility as of March 31, 2007.

The terms and conditions of the Credit Facility included limited guarantees from three executive officers and one director of the Company. In connection with providing such limited guarantees to the lender, the guarantors were issued an aggregate of 260,000 shares of the Company’s common stock, of which an aggregate of 200,500 were issued to the executive officers, and 59,500 shares to one outside director. The guarantors have each entered into an agreement with the Company to return the shares that they received in consideration of their limited guarantee in the event the guarantor on his own volition breaches (other than a breach that is cured within the terms of the limited guarantee agreement) or terminates his own respective limited guarantee, prior to the payment in full of the Company’s obligations to the lender or to the voluntary release from the limited guarantee by the lender. The Company recorded deferred compensation costs of $104,000 in connection with the issuance of common stock for the limited guarantees, which is being amortized to compensation expense over the loan term of 24 months. Compensation expense related to such guarantees amounted to $13,000 for each of the quarters ended March 31, 2007 and 2006, respectively.

In June 2006, the Credit Facility was amended, whereby the minimum borrowing amount, monthly collateral management fee, early termination fees and limited guarantees were eliminated. The amended agreement also requires the Company to maintain a tangible net worth of at least $1.5 million and requires the lender to pay the Company interest on cash collections in excess of amounts borrowed under the Revolver at a rate of 3% below the prime rate. In connection with the amendment, the Company incurred a fee of $30,000, which is being amortized over the loan term.

In May 2006 the Company entered into a master lease agreement with a bank to provide a lease line of credit of $500,000 for the financing of equipment purchases. Under the agreement, the Company may finance equipment purchases on an installment basis at a rate of interest determined at each respective borrowing date. Such rates will generally approximate the bank’s prime rate. As of March 31, 2007, we had $417,592 outstanding under the credit facility payable in monthly installments over a term of 36 to 48 months.

As of March 31, 2007 we have certain outstanding debt and lease obligations amounting to $37,300, which require additional principal payments of up to $187,500, in the event of default. As of March 31, 2007 and the filing date of this Quarterly Report on Form 10-QSB, we were in compliance with the terms and conditions of such debt and lease agreements.

The Company incurred net interest expense of $51,804 and $46,741 for the three months ended March 31, 2007 and 2006, respectively.

4.  COMMITMENTS AND CONTINGENCIES

Legal Matters
Byong Y. Kwon, Plaintiff against Daniel J. Yun, Emergent Group Inc., Emergent Capital Investment Management, LLC, Metedeconk Holdings, LLC, Voyager Advisors, LLC, Millennium Tradition Limited (f/k/a Millennium Heritage, Limited), Emergent Management Company, LLC, Endurance Advisors, Limited, SK Networks Co., Ltd. (f/k/a SK Global Co., Ltd.), Hye Min Kang, John Does 1-2 and Richard Roes 1-2 (collectively the “Defendants”).

Plaintiff’s complaint against the Defendants named above is a civil lawsuit, which was signed by the clerk on February 2, 2005. This action is brought in the United States District Court, Southern District of New York by Plaintiff against the Company, a former director, Daniel Yun, and other parties to recover money damages for alleged fraud, negligent misrepresentations and aiding and abetting fraud. The Amended Complaint alleges that the factual basis involving the action against the Company involves alleged false representations to Plaintiff to induce him to leave his then employment in 2001 and accept the Company’s and another named Defendant’s alleged offer of employment. Plaintiff seeks compensatory damages and punitive damages each in the amount of not less than $2,100,000 together with interest thereon, reasonable attorneys’ fees and other specific relief against Defendants other than the Company. Management has denied the Plaintiff’s allegations against the Company and intends to vigorously defend this lawsuit. During the quarter ended March 31, 2007, there were no material developments in this matter.

5. RELATED PARTY TRANSACTIONS

Transactions with BJH Management
The Company’s Chairman and Chief Executive Officer maintains his primary office in New York. In this regard, the Company reimbursed BJH Management, LLC (“BJH”), a company owned by the Company’s Chairman and Chief Executive Officer, for office rent and related expenses totaling $13,846 and $9,458 for the three months ended March 31, 2007 and 2006, respectively.

Effective July 1, 2006, the services of the Company’s Chairman and Chief Executive Officer are contracted through BJH Management for a monthly fee of $15,167. In March 2007, the services agreement with BJH Management was extended to June 30, 2010.

In March 2007, the Company agreed to extend Mr. Buther’s employment contract for one year to June 2008.

6. LIMITED LIABILITY COMPANIES

In connection with expanding its business in certain commercial and geographic areas, PRI Medical will at times help to form Limited Liability Companies (“LLCs”) in which it will acquire a minority interest and offer the remaining interest to other investors. These LLCs acquire certain equipment for use in their respective business activities which generally focus on surgical procedures. As of March 31, 2007, PRI Medical holds minority equity interests in six LLCs, which conduct business in California and Colorado. In accordance with the Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities” the Company accounted for its equity investments in its LLCs under the full consolidation method whereby transactions between the Company and LLCs have been eliminated through consolidation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information contained in this Form 10-QSB and documents incorporated herein by reference are intended to update the information contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 and such information presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and other information contained in such Form 10-KSB and other Company filings with the Securities and Exchange Commission (“SEC”).

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, and actual results could be significantly different than those discussed in this Form 10-QSB. Certain statements contained in Management's Discussion and Analysis, particularly in "Liquidity and Capital Resources," and elsewhere in this Form 10-QSB are forward-looking statements. These statements discuss, among other things, expected growth, future revenues and future performance. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. The forward-looking statements are subject to risks and uncertainties including, without limitation, the following: (a) changes in levels of competition from current competitors and potential new competition, (b) possible loss of significant customer(s), (c) the Company’s ability to effectively integrate new and changing medical technologies into to its product and service offerings, (d) the Company’s ability to meet the terms and conditions of its debt and lease obligations, and (e) changes in availability or terms of working capital financing from vendors and lending institutions. The foregoing should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us. All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company on the date thereof, and the Company assumes no obligation to update any forward-looking statements.

Overview

Emergent Group Inc. (“Emergent”) is the parent company of PRI Medical Technologies, Inc. (“PRI Medical”), its wholly owned and only operating subsidiary. Emergent and PRI Medical are referred to collectively hereinafter as the “Company.” PRI Medical provides mobile laser/surgical services, along with technical support, on a per procedure basis to hospitals, out-patient surgery centers, and physicians' offices.

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

Revenue Recognition. Revenue is recognized when the services are performed and billable. We are required to make judgments based on historical experience and future expectations, as to the realizability of goods and services billed to our customers. These judgments are required to assess the propriety of the recognition of revenue based on Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” and related guidance. We make such assessments based on the following factors: (a) customer-specific information, and (b) historical experience for issues not yet identified.

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

	March 31,
	2007	%	2006	%

Revenue	$4,382,808	100%	$3,990,817	100%
Cost of goods sold	2,567,105	59%	2,439,680	61%

Gross profit	1,815,703	41%	1,551,137	39%

Selling, general, and administrative expenses	1,088,224	25%	976,328	24%

Income from operations	727,479	17%	574,809	14%

Other income (expense)	(29,482)	-1%	(14,864)	0%

Income before provision for income
taxes and minority interest	697,997	16%	559,945	14%
Provision for income taxes	(55,902)	-1%	(23,864)	0%

Net income before minority interest	642,095	15%	536,081	14%

Minority interest in income of consolidated
limited liability companies	(124,985)	-3%	(72,086)	-2%
Net income	$517,110	12%	$463,995	12%

Comparison of the Three Months Ended March 31, 2007 to March 31, 2006

The Company generated revenues of $4,382,808 in 2007 compared to $3,990,817 in 2006. The increase in revenues in 2007 of $391,991, or 10% is primarily related to an increase in revenues from our surgical procedures. Revenues from our surgical and cosmetic procedures represented approximately 94% and 6% of total revenues for 2007 and 92% and 8% for 2006, respectively.

Cost of goods sold was $2,567,105 in 2007 or 59% of revenues compared to $2,439,680 or 61% in 2006. Costs of good sold primarily consist of payroll costs and related expenses for technicians, cost of disposables consumed, insurance costs and other operating costs incurred in rendering mobile medical equipment and technician services. The overall increase in cost of goods sold of $127,425 or 5% for 2007 is generally due to increases in disposable costs, payroll and related costs and an increase in depreciation expense. Disposable costs increased as a result of a change in the mix of surgical procedures rendered to customers whereby a greater number of higher priced procedures were performed in 2007 compared to 2006, which required more expensive disposable items while payroll costs increased as a result of the increase in the number of surgical and cosmetic procedures performed in 2007. Depreciation and amortization expense increased due to equipment purchases in second half of 2006. The net change in other cost categories included in cost of goods sold remained relatively unchanged in 2007 compared to 2006.

Gross profit from operations was $1,815,703 in 2007 compared to $1,551,137 in 2006. Gross profit as a percentage of revenues was 41% in 2007 compared to 39% for 2006. The improvement in our gross profit margin in 2007 is primarily due to the mix of surgical procedures performed in 2007, whereby we performed a greater number of higher priced surgical procedures compared to 2006, which resulted in higher overall margins. In addition, profit margins after disposable costs will vary depending on the type of surgical procedure performed due to the fact that certain procedures require more expensive disposable items. Gross margin rates will vary from period to period depending upon various factors including product and service mix, pricing considerations, and equipment and technician utilization rates. The gross margin for 2007 is not necessarily indicative of the margins that may be realized in future periods.

Selling, general, and administrative expenses were $1,088,224 or 25% of revenues in 2007 compared to $976,328 or 24% of revenues in 2006. Such costs include, among others, payroll and related expenses, insurance costs and occupancy costs. The increase in selling, general and administrative expenses of $111,896 in 2007 is primarily related to increases in incentive compensation and to increases in sales management and other payroll related expenses.

Other income (expense) was $(29,482) in 2007 compared to $(14,864) in 2006. Other income (expense) includes interest expense, gains and losses on disposal of property and equipment, and other miscellaneous income and expense items. The net increase in other income (expense) of $(14,618) is primarily related to an increase the amortization of loan fees and interest expense in 2007 compared to 2006. Such increases relate to loan fees paid in connection with an amendment to our line of credit agreement during mid-2006 and to increased interest costs related to new equipment leases during the second half of 2006.

The minority interest in net income of limited liability companies was $124,985 in 2007 compared to $72,086 in 2006. Minority interest in income relates to the consolidation of six entities in 2007 and four entities in 2006 in which we hold an equity investment interest. As of March 31, 2007 and 2006, in accordance with the Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities”, the Company accounted for its equity investments in these entities under the full consolidation method.

Net income was $517,110 in 2007 compared to $463,995 in 2006. Provision for income taxes was $55,902 in 2007 compared to $23,864 in 2006. The Company has net operating loss carryforwards for federal tax purposes. The provision for income taxes of $55,902 as of March 31, 2007 relates to estimated Alternative Minimum Taxes (AMT) and to state taxes payable. Basic net income per share for 2007 and 2006 was $0.10 and $0.09, respectively, while fully diluted net income per share for 2007 and 2006 was $0.09 and $0.08, respectively. Basic and fully diluted shares outstanding for 2007 were 5,442,961 and 5,783,891, respectively, and 5,451,631 and 5,816,939 for 2006, respectively.

Liquidity and Capital Resources

On May 25, 2005, the Company entered into a two-year agreement with a new lender to provide a revolving credit line (the “Revolver”) and term note (the “Term Note”) of up to $1,000,000 collateralized by accounts receivable and certain fixed assets (collectively referred to herein as the "Credit Facility"). Advances under the Revolver, as amended, are based on 80% of each eligible receivable, as defined. In addition, the Credit Facility provides for an annual fee equal to 1% of the capital availability amount, as defined, upon closing and on each anniversary of the closing date. Borrowings under the Revolver and Term Note bear interest at the prime rate (8.25% as of March 31, 2006), plus 2%. The Company incurred loan and closing costs of $26,785 in connection with the negotiation and execution of the Credit Facility which is being amortized over the loan term of 24 months. As of March 31, 2007, total borrowings outstanding under the Credit Facility amounted to $24,370, all of which was outstanding under the Term Note. The Company has $975,630 of borrowing availability under the Credit Facility as of March 31, 2007.

The terms and conditions of the Credit Facility included limited guarantees from three executive officers and one director of the Company. In connection with providing such limited guarantees to the lender, the guarantors were issued an aggregate of 260,000 shares of the Company’s common stock, of which an aggregate of 200,500 were issued to the executive officers, and 59,500 shares to one outside director. The guarantors have each entered into an agreement with the Company to return the shares that they received in consideration of their limited guarantee in the event the guarantor on his own volition breaches (other than a breach that is cured within the terms of the limited guarantee agreement) or terminates his own respective limited guarantee, prior to the payment in full of the Company’s obligations to the lender or to the voluntary release from the limited guarantee by the lender. The Company recorded deferred compensation costs of $104,000 in connection with the issuance of common stock for the limited guarantees, which is being amortized to compensation expense over the loan term of 24 months.

In June 2006, the Credit Facility was amended, whereby the minimum borrowing amount, monthly collateral management fee, early termination fees and limited guarantees were eliminated. The amended agreement also requires the Company to maintain a tangible net worth of at least $1.5 million and requires the lender to pay the Company interest on cash collections in excess of amounts borrowed under the Revolver at a rate of 3% below the prime rate. In connection with the amendment, the Company incurred a fee of $30,000, which is being amortized over the loan term.

In May 2006 the Company entered into a master lease agreement with a bank to provide a lease line of credit of $500,000 for the financing of equipment purchases. Under the agreement, the Company may finance equipment purchases on an installment basis at a rate of interest determined at each respective borrowing date. Such rates will generally approximate the bank’s prime rate. As of March 31, 2007, we had $417,592 outstanding under the credit facility payable in monthly installments over a term of 36 to 48 months.

As of March 31, 2007 we have certain outstanding debt and lease obligations amounting to $37,300, which require additional principal payments of up to $187,500, in the event of default. As of March 31, 2007 and the filing date of this Quarterly Report on Form 10-QSB, we were in compliance with the terms and conditions of such debt and lease agreements.

The Company had cash and cash equivalents of $682,989 at March 31, 2007. Cash provided by operating activities for the three months ended March 31, 2007 was $1,068,790. Cash generated from operations includes net income of $517,110, depreciation and amortization of $361,417, minority interest in net income of $124,985, decrease in inventory of $160,724, stock-based compensation expense of $21,490, decreases in deposits and other assets of $38,476, and an increase in accrued expenses of $10,229; offset by increases in accounts receivable of $90,684 and a decrease in accounts payable of $64,760. Cash used in investing activities was $244,686 related to the purchase of property and equipment of $78,831 and to cash distributions of $177,935 to members of limited liability companies; offset by net proceeds of $4,580 from the disposition of property and equipment and contributions for new members to limited liability companies of $7,500. Cash used for financing activities was $1,459,727 from payments on lease and debt obligations of $263,048 and $102,430, respectively, and payment of dividends on common stock of $1,094,249. In addition, during the three months ended March 31, 2007 we borrowed and repaid $3,928,100 under our line of credit.

The Company had cash and cash equivalents of $588,828 at March 31, 2006. Cash provided by operating activities for the three months ended March 31, 2006 was $925,062. Cash generated from operations includes net income of $463,995, depreciation and amortization of $272,696, including stock-based compensation expense of $19,073, minority interest in net income of $72,086 and an increase in accounts payable and accrued expenses of $329,596; offset by an increase in accounts receivable of $154,522 and a decrease in prepaid expenses of $17,268. Cash used in investing activities was $164,092 related to the purchase of property and equipment of $96,027 and to cash distributions of $73,115 to members of limited liability companies, offset by net proceeds of $5,050 from the disposition of property and equipment. Cash used for financing activities was $757,519 from payments on lease and debt obligations of $139,642 and $105,016, respectively, and payment of dividends on common stock of $512,861. In addition, during the quarter ended March 31, 2006 we borrowed and repaid $3,954,691 under our line of credit.

We anticipate that our future liquidity requirements will arise from the need to finance our accounts receivable and inventories, and from the need to fund our current debt and lease obligations and capital expenditures. The primary sources of funding for such requirements will be cash generated from operations, borrowings under debt facilities and trade payables, and raising additional capital from the sale of equity or other securities. The Company believes that it can generate sufficient cash flow from these sources to fund its on-going operations.

Item 3. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at the end of our most recent quarter ended March 31, 2007. There have been no changes in the Company’s disclosure controls and procedures or in other factors that could affect the disclosure controls subsequent to the date the Company completed its evaluation.

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

Item 2. Changes in Securities

(a)
In the first quarter ended March 31, 2007, there were no sales of unregistered securities, except for the issuance of 105,000 shares of the Company’s Common Stock to its executive officers and directors in connection with services rendered. These shares will vest in five equal annual installments commencing on March 19, 2008. Exemption is claimed under Section 4(2) of the Securities Act of 1933, as amended, in connection with the issuance of the 105,000 shares of restricted Common Stock.

(b)	Rule 463 of the Securities Act is not applicable to the Company.
(c)	In the first quarter ended March 31, 2007 there were no repurchases by the Company of its Common Stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submissions of Matters to a Vote of Security Holders

In the first quarter ended March 31, 2007 there were no matters submitted to a vote of security holders.

Item 5. Other Information

None.

Item 6. Exhibits

Except for the exhibits listed below, other required exhibits have been previously filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

Number Exhibit Description
___________________________

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

________________________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERGENT GROUP INC.

Date: May 14, 2007	By:	/s/ Bruce J. Haber
Bruce J. Haber, Chairman and Chief Executive Officer

Date: May 14, 2007	By:	/s/ William M. McKay
William M. McKay Chief Financial Officer and Secretary