Form 10QSB
period 2007-06-30
EMERGENT GROUP INC/NY
filed 2007-08-14
CIK 1021097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

___________________________________

FORM 10-QSB
___________________________________

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2007

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
___________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes [  ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [  ] No [X]

As of August 13, 2007, the registrant had a total of 5,564,584 shares of Common Stock outstanding.

EMERGENT GROUP INC.

FORM 10-QSB Quarterly Report

Table of Contents

PART I.  FINANCIAL INFORMATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
Emergent Group Inc. and Subsidiaries
Condensed Consolidated Balance Sheet

June 30, 2007
ASSETS	(Unaudited)

Current assets
Cash	$1,076,253
Accounts receivable, net of allowance for doubtful
accounts of $19,478	2,312,442
Inventory	460,499
Prepaid expenses	212,013
Deferred tax assets	905,400

Total current assets	4,966,607

Property and equipment, net of accumulated depreciation andamortization of $5,216,079	4,139,020
Goodwill	1,120,058
Other intangible assets, net of accumulated amortization of $143,960	122,326
Deposits and other assets	112,662

Total assets	$10,460,673

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Current portion of capital lease obligations	$991,180
Current portion of notes payable	106,227
Accounts payable	531,904
Accrued expenses and other liabilities	1,104,913

Total current liabilities	2,734,224

Capital lease obligations, net of current portion	2,209,323
Notes payable, net of current portion	50,445

Total liabilities	4,993,992

Minority interest	452,038

Shareholders' equity
Preferred stock, $0.001 par value, non-voting 10,000,000
shares authorized, no shares issued and outstanding	-
Common stock, $0.04 par value, 100,000,000 shares authorized
5,555,881 shares issued and outstanding	222,232
Additional paid-in capital	14,787,551
Accumulated deficit	(9,995,140)

Total shareholders' equity	5,014,643

Total liabilities and shareholders' equity	$10,460,673

The accompanying notes are an integral part of these condensed financial statements.

Emergent Group Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenue	$4,331,488	$3,993,211	$8,714,296	$7,984,028
Cost of goods sold	2,623,649	2,362,269	5,190,753	4,801,949

Gross profit	1,707,839	1,630,942	3,523,543	3,182,079

Selling, general, and administrative expenses	1,099,876	986,092	2,188,100	1,962,420

Income from operations	607,963	644,850	1,335,443	1,219,659

Other income (expense)
Interest expense	(59,798)	(42,503)	(111,602)	(89,244)
Gain on disposal of property and equipment	112	1,390	8,214	2,690
Other income, net	21,872	45,663	36,092	76,240

Total other income (expense)	(37,814)	4,550	(67,296)	(10,314)

Income before provision for income taxes
and minority interest	570,149	649,400	1,268,147	1,209,345
Provision for income taxes	(39,510)	(9,972)	(95,412)	(33,836)

Income before minority interest	530,639	639,428	1,172,735	1,175,509

Minority interest in income of consolidated
limited liability companies	(169,435)	(89,621)	(294,420)	(161,707)

Net income	$361,204	$549,807	$878,315	$1,013,802

Basic earnings per share	$0.07	$0.10	$0.16	$0.19

Diluted earnings per share	$0.06	$0.09	$0.15	$0.17

Basic weighted average shares outstanding	5,551,558	5,459,200	5,480,253	5,456,127

Diluted weighted-average shares outstanding	5,874,849	5,805,504	5,802,259	5,802,431

The accompanying notes are an integral part of these condensed financial statements.

Emergent Group Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	June 30,
	2007	2006

Cash flows from operating activities
Net income
Adjustments to reconcile net income to net cash	$878,315	$1,013,802
provided by operating activities:
Depreciation and amortization	716,181	468,560
Amortization of finance fees	23,459	35,717
(Gain) loss on disposal of property and equipment and other	(8,214)	(2,690)
Provision for doubtful accounts	-	345
Minority interest in income	294,420	161,707
Stock-based compensation expense	53,447	38,885
Other income	-	(36,638)
(Increase) decrease in
Accounts receivable	75,292	(114,681)
Inventory	359,092	(37,223)
Prepaid expenses	(60,116)	(70,670)
Deposits and other assets	30,281	(124,851)
Increase (decrease) in
Accounts payable	(218,136)	222,410
Accrued expenses	(84,992)	(46,425)

Net cash provided by operating activities	2,059,029	1,508,248

Cash flows from investing activities
Purchase of property and equipment	(173,816)	(171,574)
Cash paid to members of limited liability companies	(314,699)	(151,606)
Contributions from new members to limited liability companies	15,000	-
Proceeds from the sale of property and equipment	4,580	6,440

Net cash used in investing activities	(468,935)	(316,740)

Cash flows from financing activities
Payments on capital lease obligations	(545,802)	(280,575)
Payment of dividends on common stock	(1,094,249)	(512,861)
Payments of loan fees	(10,000)	-
Borrowings under line of credit	4,338,000	8,043,826
Repayments on line of credit	(4,338,000)	(8,043,826)
Payments on notes payable, net	(182,402)	(210,871)

Net cash used in financing activities	(1,832,453)	(1,004,307)

Net (decrease) increase in cash	(242,359)	187,201

Cash, beginning of period	1,318,612	585,377

Cash, end of period	$1,076,253	$772,578

Supplemental disclosures of cash flow information:
Interest paid	$127,527	$97,061

Income taxes paid	$54,320	$12,000

Supplemental schedule of noncash investing and financing activities:

During the six months ended June 30, 2007 and 2006, the Company incurred capital lease obligations of $1,005,032 and $1,027,416, respectively, for medical equipment.

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

The accompanying unaudited condensed consolidated financial statements of Emergent have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the periods presented.

The results of operations presented for the three months and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

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

Accounts Receivable and Concentration of Business and Credit Risks
We market our services primarily to hospitals and out-patient centers located in California, Nevada, Utah, Colorado and Arizona. Our equipment rental and technician services are subject to competition from other similar businesses. Our accounts receivable represent financial instruments with potential credit risk. We offer credit terms and credit limits to most of our customers based on the creditworthiness of such customers. However, we retain the right to place such customers on credit hold should their account become delinquent. We maintain an allowance for doubtful accounts for estimated losses should customers fail to make required payments. In addition, we monitor the age of customer account balances, historical bad debt experience, customer creditworthiness, customer specific information, and changes in payment patterns when making estimates of the collectibility of trade receivables. Accounts receivable are written off when all collection attempts have failed. Our allowance for doubtful accounts will be increased if circumstances warrant. Based on the information available, management believes that our net accounts receivable are collectible.

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

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, using the modified prospective method. Under this method, compensation cost recognized during the three and six months ended June 30, 2007 and 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized over the remaining vesting period for such options. There were no options granted during the six months ended June 30, 2007 and 2006, respectively. Compensation costs recognized in accordance with SFAS No. 123R were $2,660 and $3,233 for the three months ended June 30, 2007 and 2006, respectively, and $5,421 and $6,313 for the six months ended June 30, 2007 and 2006, respectively.

The 2002 Employee Benefit and Consulting Services Compensation Plan (the “2002 Plan”) was adopted in 2002 for the purpose of providing incentives to key employees, officers, and consultants of the Company who provide significant services to the Company. As of June 30, 2007, there are 650,000 common shares authorized for grant under the 2002 Plan. The 2002 Plan originally adopted with 325,000 shares was approved by the Company’s stockholders and the increase of 325,000 shares was approved the Company’s Board of Directors and the Compensation Committee in accordance with the Plan. Options will not be granted for a term of more than ten years from the date of grant. Generally, options will vest evenly over a period of five years, and the 2002 Plan expires in March 2012. Since shareholder approval was not obtained on or before April 1, 2003, all incentive stock options granted under the 2002 Plan have automatically become non-statutory stock options, and the Board is limited to granting non-statutory stock options under the 2002 Plan. As of June 30, 2007, the number of shares reserved for future awards was 218,788.

A summary of the Company's outstanding options and activity is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2007	398,912	$1.20

Options Granted	-	$-
Options Canceled	(2,000)	$0.40
Options Exercised	(24,402)	$0.40

Outstanding at June 30, 2007	372,510	$1.25

Exercisable at June 30, 2007	290,431	$1.49

The weighted-average remaining contractual life of the options outstanding at June 30, 2007 is 6.1 years. The exercise prices for the options outstanding at June 30, 2007 ranged from $0.40 to $162.00, and information relating to these options is as follows:

Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable	Weighted-Average Remaining Contractual Life		Weighted-Average Exercise Price of Options Outstanding	Weighted-Average Exercise Price of Options Exercisable

$0.40	360,661	278,582	6.15	years	$0.40	$0.40
$2.00 - 8.00	4,000	4,000	5.51	years	$5.00	$5.00
$20.00 - 51.00	7,844	7,844	4.14	years	$38.41	$38.41
$ 162.16	5	5	1.90	years	$162.16	$162.16

$ 0.40 - 162.16	372,510	290,431	6.10	years	$1.25	$1.49

As of June 30, 2007, the total unrecognized fair value compensation cost related to unvested stock options was $32,847, which is to be recognized over a remaining weighted average period of approximately 2.8 years.

		Remaining	Weighted
	Number	Contractual Life	Average
	Outstanding	(in years)	Exercise Price

Non Vested, January 1, 2007	104,351	8.00	$0.40
Granted	-
Forfeited	-
Vested	22,272		$0.40
Non Vested, June 30, 2007	82,079	7.40	$0.40

In addition to options granted under the 2002 Plan, as of June 30, 2007 we have 215,000 restricted award shares issued and outstanding of which 105,000 shares were granted to executive officers and directors in March 2007. Award shares generally vest in equal installments over five years from the date of issuance. Such award shares are issued from time to time to executive officers, directors and employees of the Company. Non-vested award shares are subject to forfeiture in the event that the recipient is no longer employed by the Company at the time of vesting, subject to the Board’s right to waive the forfeiture provisions. Compensation expense related to such shares is determined as of the issuance date based on the fair value of the shares issued and is amortized over the related vesting period. Total compensation expense related to the award shares issued in March 2007 was $341,250, which is being amortized over the vesting period of five years. Compensation expense related to outstanding award shares was $20,630 and $3,578 for the three months ended June 30, 2007 and 2006, respectively, and $26,359 and $6,572 for the six months ended June 30, 2007 and 2006, respectively.

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

Recent Accounting Pronounments
In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. The implementation of FIN 48 did not  have a material impact on the Company's results of operations and financial position.

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

The Company maintains a revolving credit line (the “Revolver”) for $1 million, which is collateralized by accounts receivable and certain fixed assets. Borrowings under the Revolver, as amended, are based on 80% of eligible receivables, as defined. In addition, the Revolver provides for an annual renewal fee equal to 1% of the capital availability amount, as defined. Borrowings under the Revolver bear interest at the prime rate (8.25% as of June 30, 2007), plus 2%. In May 2007, the Revolver automatically renewed for a one year period and the Company paid the lender a renewal fee of $10,000, which is being amortized over the loan term. As of June 30, 2007, no amounts were outstanding under the Revolver.

The Revolver, as amended, requires the Company to maintain a tangible net worth of at least $1.5 million and requires the lender to pay the Company interest on cash collections in excess of amounts borrowed under the Revolver at a rate of 2.25% below the prime rate. As of June 30, 2007 the Company was in compliance with the terms of its revolving credit agreement.

In May 2006 the Company entered into a master lease agreement with a bank to provide a lease line of credit of $500,000 for the financing of equipment purchases. Under the agreement, the Company may finance equipment purchases on an installment basis at a rate of interest determined at each respective borrowing date. Such rates will generally approximate the bank’s prime rate. In May 2007 the master lease agreement was amended to provide for an increase of $750,000 in the lease line of credit. As of June 30, 2007, we had $596,104 outstanding under the lease line of credit payable in monthly installments over a term of 36 to 48 months.

The Company incurred total net interest expense of $59,798 and $42,503 for the three months ended June 30, 2007 and 2006, respectively, and $111,602 and $89,244 for the six months ended June 30, 2007 and 2006, respectively.

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

Plaintiff’s complaint against the Defendants named above is a civil lawsuit, which was signed by the clerk on February 2, 2005. This action is brought in the United States District Court, Southern District of New York by Plaintiff against the Company, a former director, Daniel Yun, and other parties to recover money damages for alleged fraud, negligent misrepresentations and aiding and abetting fraud. The Amended Complaint alleges that the factual basis involving the action against the Company involves alleged false representations to Plaintiff to induce him to leave his then employment in 2001 and accept the Company’s and another named Defendant’s alleged offer of employment. Plaintiff seeks compensatory damages and punitive damages each in the amount of not less than $2,100,000 together with interest thereon, reasonable attorneys’ fees and other specific relief against Defendants other than the Company. Management has denied the Plaintiff’s allegations against the Company and intends to vigorously defend this lawsuit. During the quarter ended June 30, 2007, there were no material developments in this matter.

5.	RELATED PARTY TRANSACTIONS

Transactions with BJH Management
The Company’s Chairman and Chief Executive Officer maintains his primary office in New York. In this regard, the Company reimbursed BJH Management, LLC (“BJH”), a company owned by the Company’s Chairman and Chief Executive Officer, for office rent and other reimbursable expenses totaling $7,738 and $7,247 for the three months ended June 30, 2007 and 2006, respectively, and $21,584 and $16,705 for the six months ended June 30, 2007 and 2006, respectively.

Effective July 1, 2006, the services of the Company’s Chairman and Chief Executive Officer are contracted through BJH Management for a monthly fee of $15,167. In March 2007, the services agreement with BJH Management was extended to June 30, 2010.

In March 2007, the Company agreed to extend Mr. Buther’s employment contract for one year to June 2008.

6.	LIMITED LIABILITY COMPANIES

In connection with expanding its business in certain commercial and geographic areas, PRI Medical will at times help to form Limited Liability Companies (“LLCs”) in which it will acquire a minority interest and offer the remaining interest to other investors. These LLCs acquire certain equipment for use in their respective business activities which generally focus on surgical procedures. As of June 30, 2007, PRI Medical holds minority equity interests in six LLCs, which conduct business in California and Colorado. In accordance with the Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities” the Company accounted for its equity investments in its LLCs under the full consolidation method whereby transactions between the Company and LLCs have been eliminated through consolidation.

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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2007	%	2006	%	2007	%	2006	%

Revenue	$4,331,488	100%	$3,993,211	100%	$8,714,296	100%	$7,984,028	100%
Cost of goods sold	2,623,649	61%	2,362,269	59%	5,190,753	60%	4,801,949	60%

Gross profit	1,707,839	39%	1,630,942	41%	3,523,543	40%	3,182,079	40%

Selling, general, and administrative expenses	1,099,876	25%	986,092	25%	2,188,100	25%	1,962,420	25%

Income from operations	607,963	14%	644,850	16%	1,335,443	15%	1,219,659	15%

Other income (expense)	(37,814)	-1%	4,550	0%	(67,296)	-1%	(10,314)	0%

Income before provision for income
taxes and minority interest	570,149	13%	649,400	16%	1,268,147	15%	1,209,345	15%
Provision for income taxes	(39,510)	-1%	(9,972)	0%	(95,412)	-1%	(33,836)	0%

Net income before minority interest	530,639	12%	639,428	16%	1,172,735	13%	1,175,509	15%

Minority interest in income of consolidated
limited liability companies	(169,435)	-4%	(89,621)	-2%	(294,420)	-3%	(161,707)	-2%
Net income	$361,204	8%	$549,807	14%	$878,315	10%	$1,013,802	13%

Comparison of the Three Months Ended June 30, 2007 to June 30, 2006

The Company generated revenues of $4,331,488 in 2007 compared to $3,993,211 in 2006. The increase in revenues in 2007 of $338,277, or 8% is primarily related to an increase in revenues from our surgical procedures. Revenues from our surgical and cosmetic procedures represented approximately 94% and 6% of total revenues for 2007 and 93% and 7% for 2006, respectively.

Cost of goods sold was $2,623,649 in 2007 or 61% of revenues compared to $2,362,269 or 59% in 2006. Costs of good sold primarily consist of payroll costs and related expenses for technicians, cost of disposables consumed, insurance costs and other operating costs incurred in rendering mobile medical equipment and technician services. The overall increase in cost of goods sold of $261,380 or 11% for 2007 is generally due to increases in disposable costs, payroll and related costs and an increase in depreciation and amortization expense. Disposable costs increased as a result of a change in the mix of surgical procedures rendered to customers whereby a greater number of higher priced procedures were performed in 2007 compared to 2006, which required more expensive disposable items while payroll costs increased as a result of the increase in the number of surgical and cosmetic procedures performed in 2007. Depreciation and amortization expense increased due to equipment purchases in first half of 2007 and in the second half of 2006. The net change in other cost categories included in cost of goods sold remained relatively unchanged in 2007 compared to 2006.

Gross profit from operations was $1,707,839 in 2007 compared to $1,630,942 in 2006. Gross profit as a percentage of revenues was 39% in 2007 compared to 41% for 2006. The decrease in gross profit margin as a percentage of revenues is primarily due to higher depreciation and amortization expenses related to equipment purchases, technician payroll costs, and to disposable and other costs. Gross margins will vary from quarter to quarter depending on the type of surgical procedure performed due to the fact that certain procedures require more expensive disposable items. In addition, gross margin rates will vary from period to period depending upon other factors including pricing considerations, and equipment and technician utilization rates. The gross margin for 2007 is not necessarily indicative of the margins that may be realized in future periods.

Selling, general, and administrative expenses were $1,099,876 and $986,092 for 2007 and 2006, respectively, or 25% of revenues for both periods. Such costs include, among others, payroll and related expenses, insurance costs and occupancy costs. The increase in selling, general and administrative expenses of $113,784 in 2007 is primarily related to increases in incentive compensation to advance new product lines and to increases in sales management and other payroll related expenses.

Other income (expense) was $(37,814) in 2007 compared to $4,550 in 2006. Other income (expense) includes interest expense, gains and losses on disposal of property and equipment, and other miscellaneous income and expense items. The net increase in other income (expense) of $(42,364) is primarily related to an increase the amortization of loan fees and interest expense in 2007 compared to 2006. Such increases relate to loan fees paid in connection with an amendment to our line of credit agreement during mid-2006 and to increased interest costs related to new equipment leases during the first half of 2007 and the second half of 2006. In addition, other income decreased by $23,791 in 2007 compared to 2006.

The minority interest in net income of limited liability companies was $169,435 in 2007 compared to $89,621 in 2006. Minority interest in income relates to the consolidation of six entities in 2007 and four entities in 2006 in which we hold an equity investment interest. As of June 30, 2007 and 2006, in accordance with the Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities”, the Company accounted for its equity investments in these entities under the full consolidation method.

Net income was $361,204 in 2007 compared to $549,807 in 2006. Provision for income taxes was $39,510 in 2007 compared to $9,972 in 2006. The Company has net operating loss carryforwards for federal tax purposes. The provision for income taxes of as of June 30, 2007 relates to estimated state taxes and to Alternative Minimum Taxes (AMT). Basic net income per share for 2007 and 2006 was $0.07 and $0.10, respectively, while fully diluted net income per share for 2007 and 2006 was $0.06 and $0.09, respectively. Basic and fully diluted shares outstanding for 2007 were 5,551,558 and 5,874,849, respectively, and 5,459,200 and 5,805,504 for 2006, respectively.

Comparison of the Six Months Ended June 30, 2007 to June 30, 2006

The Company generated revenues of $8,714,296 in 2007 compared to $7,984,028 in 2006. The increase in revenues in 2007 of $730,268, or 9% is primarily related to an increase in revenues from our surgical procedures. Revenues from our surgical and cosmetic procedures represented approximately 94% and 6% of total revenues for 2007 and 93% and 7% for 2006, respectively.

Cost of goods sold was $5,190,753 and $4,801,949 in 2007 and 2006, respectively, or 60% of revenues for both periods. Costs of goods sold primarily consist of payroll costs and related expenses for technicians, cost of disposables consumed, insurance costs and other operating costs incurred in rendering mobile medical equipment and technician services. The overall increase in cost of goods sold of $388,804 or 8% for 2007 is generally due to increases in disposable costs, payroll and related costs and an increase in depreciation and amortization expense. Disposable costs increased as a result of a change in the mix of surgical procedures rendered to customers whereby a greater number of higher priced procedures were performed in 2007 compared to 2006, which required more expensive disposable items while payroll costs increased as a result of the increase in the number of surgical and cosmetic procedures performed in 2007. Depreciation and amortization expense increased due to equipment purchases in first half of 2007 and the second half of 2006. The net change in other cost categories included in cost of goods sold remained relatively unchanged in 2007 compared to 2006.

Gross profit from operations was $3,523,543 in 2007 compared to $3,182,079 in 2006. Gross profit as a percentage of revenues was 40% in 2007 and 2006. Gross margins after disposable costs will vary depending on the type of surgical procedure performed due to the fact that certain procedures require more expensive disposable items. In addition, gross margin rates will vary from period to period depending upon other factors including pricing considerations, and equipment and technician utilization rates. The gross margin for 2007 is not necessarily indicative of the margins that may be realized in future periods.

Selling, general, and administrative expenses were $2,188,100 and $1,962,420 for 2007 and 2006, respectively, or 25% of revenues for both periods. Such costs include, among others, payroll and related expenses, insurance costs and occupancy costs. The increase in selling, general and administrative expenses of $225,680 in 2007 is primarily related to increases in incentive compensation to advance new product lines and to increases in sales management and other payroll related expenses.

Other income (expense) was $(67,296) in 2007 compared to $(10,314) in 2006. Other income (expense) includes interest expense, gains and losses on disposal of property and equipment, and other miscellaneous income and expense items. The net increase in other income (expense) of $(56,982) is primarily related to an increase the amortization of loan fees and interest expense in 2007 compared to 2006. Such increases relate to loan fees paid in connection with an amendment to our line of credit agreement during mid-2006 and to increased interest costs related to new equipment leases during the first half of 2007 and the second half of 2006. In addition, other income decreased by $40,148 in 2007 compared to 2006.

The minority interest in net income of limited liability companies was $294,420 in 2007 compared to $161,707 in 2006. Minority interest in income relates to the consolidation of six entities in 2007 and four entities in 2006 in which we hold an equity investment interest. As of June 30, 2007 and 2006, in accordance with the Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities”, the Company accounted for its equity investments in these entities under the full consolidation method.

Net income was $878,315 in 2007 compared to $1,013,802 in 2006. Provision for income taxes was $95,412 in 2007 compared to $33,836 in 2006. The Company has net operating loss carryforwards for federal tax purposes. The provision for income taxes of $95,412 as of June 30, 2007 relates to state taxes and to estimated Alternative Minimum Taxes (AMT). Basic net income per share for 2007 and 2006 was $0.16 and $0.19, respectively, while fully diluted net income per share for 2007 and 2006 was $0.15 and $0.17, respectively. Basic and fully diluted shares outstanding for 2007 were 5,480,253 and 5,802,259, respectively, and 5,456,127 and 5,802,431 for 2006, respectively.

Liquidity and Capital Resources

The Company maintains a revolving credit line (the “Revolver”) for $1 million, which is collateralized by accounts receivable and certain fixed assets. Borrowings under the Revolver, as amended, are based on 80% of eligible receivables, as defined. In addition, the Revolver provides for an annual renewal fee equal to 1% of the capital availability amount, as defined. Borrowings under the Revolver bear interest at the prime rate (8.25% as of June 30, 2007), plus 2%. In May 2007, the Revolver automatically renewed for a one year period and the Company paid the lender a renewal fee of $10,000, which is being amortized over the loan term. As of June 30, 2007, no amounts were outstanding under the Revolver.

The Revolver, as amended, requires the Company to maintain a tangible net worth of at least $1.5 million and requires the lender to pay the Company interest on cash collections in excess of amounts borrowed under the Revolver at a rate of 2.25% below the prime rate. As of June 30, 2007 the Company was in compliance with the terms of its revolving credit agreement.

In May 2006 the Company entered into a master lease agreement with a bank to provide a lease line of credit of $500,000 for the financing of equipment purchases. Under the agreement, the Company may finance equipment purchases on an installment basis at a rate of interest determined at each respective borrowing date. Such rates will generally approximate the bank’s prime rate. In May 2007 the master lease agreement was amended to provide for an increase of $750,000 in the lease line of credit. As of June 30, 2007, we had $596,104 outstanding under the lease line of credit payable in monthly installments over lease terms of 36 to 48 months.

The Company had cash and cash equivalents of $1,076,253 at June 30, 2007. Cash provided by operating activities for the six months ended June 30, 2007 was $2,059,029. Cash generated from operations includes net income of $878,315, depreciation and amortization of $739,640, minority interest in net income of $294,420, decreases in inventory of $359,092, accounts receivable of $75,292, deposits and other assets of $30,281 and stock-based compensation expense of $53,447; offset by an increase in prepaid expenses of $60,116, decreases in accounts payable of $218,136, and accrued expenses of $84,992. Cash used in investing activities was $468,935 related to the purchase of property and equipment of $173,816 and to cash distributions of $314,635 to members of limited liability companies; offset by net proceeds of $4,580 from the disposition of property and equipment and contributions from new members to limited liability companies of $15,000. Cash used for financing activities was $1,832,453 from payments on lease and debt obligations of $545,802 and $182,402, respectively, payment of loan fees of $10,000, and payment of dividends on common stock of $1,094,249. In addition, during the six months ended June 30, 2007 we borrowed and repaid $4,338,000 under our revolving line of credit.

The Company had cash and cash equivalents of $772,578 at June 30, 2006. Cash provided by operating activities for the six months ended June 30, 2006 was $1,508,248. Cash generated from operations includes net income of $1,013,802, depreciation and amortization of $504,277, minority interest in net income of $161,707, stock-based compensation of $38,885, and a net increase in accounts payable and accrued liabilities and expenses of $175,985; offset by an increase in accounts receivable, prepaid expenses, inventory, deposits and other assets of $347,425. Cash used in investing activities was $316,740 related to the purchase of property and equipment of $171,574 and to cash distributions of $151,606 to members of limited liability companies, offset by net proceeds of $6,440 from the disposition of property and equipment. Cash used for financing activities was $1,004,307 from payments on lease and debt obligations of $280,575 and $210,871, respectively, and payment of dividends on common stock of $512,861. In addition, during the six months ended June 30, 2006 we borrowed and repaid $8,043,826 under our line of credit.

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

Item 3. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at the end of our most recent quarter ended June 30, 2007. There have been no changes in the Company’s disclosure controls and procedures or in other factors that could affect the disclosure controls subsequent to the date the Company completed its evaluation.

Management has not yet completed, and is not yet required to have completed, its assessment of the effectiveness of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 4 to Notes to Condensed Consolidated Financial Statements included herein for a description of legal matters.

Item 2.	Changes in Securities

(a)	In the second quarter ended June 30, 2007, there were no sales of unregistered securities.
(b)	Rule 463 of the Securities Act is not applicable to the Company.
(c)	In the second quarter ended June 30, 2007 there were no repurchases by the Company of its Common Stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submissions of Matters to a Vote of Security Holders

In the second quarter ended June 30, 2007 there were no matters submitted to a vote of security holders.

Item 5.	Other Information

None.

Item 6.	Exhibits

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

EMERGENT GROUP INC.

Date: August 13, 2007	By:	/s/ Bruce J. Haber
Bruce J. Haber,
Chairman and Chief Executive Officer

Date: August 13, 2007	By:	/s/ William M. McKay
William M. McKay,
Chief Financial Officer and Secretary