Form 10QSB
period 2007-09-30
EMERGENT GROUP INC/NY
filed 2007-11-14
CIK 1021097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
___________________________________

FORM 10-QSB
___________________________________

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2007

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

As of November 12, 2007, the registrant had a total of 5,570,989 shares of Common Stock outstanding.

EMERGENT GROUP INC.

FORM 10-QSB Quarterly Report

Table of Contents

PART I.  FINANCIAL INFORMATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
Emergent Group Inc. and Subsidiaries
Condensed Consolidated Balance Sheet

September 30,
2007
ASSETS	(Unaudited)

Current assets
Cash	$1,942,322
Accounts receivable, net	2,282,471
Inventory	475,490
Prepaid expenses	223,807
Deferred tax assets	905,400

Total current assets	5,829,490

Property and equipment, net of accumulated depreciation and
amortization of $5,577,501	4,392,797
Goodwill	1,120,058
Other intangible assets, net of accumulated amortization of
$158,470	107,816
Deposits and other assets	109,066

Total assets	$11,559,227

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Current portion of capital lease obligations	$1,009,878
Current portion of notes payable	101,859
Accounts payable	1,033,971
Accrued expenses and other liabilities	1,235,640

Total current liabilities	3,381,348

Capital lease obligations, net of current portion	2,121,644
Notes payable, net of current portion	25,222

Total liabilities	5,528,214

Minority interest	558,580

Shareholders' equity
Preferred stock, $0.001 par value, non-voting 10,000,000
shares authorized, no shares issued and outstanding	-
Common stock, $0.04 par value, 100,000,000 shares authorized
5,569,569 shares issued and outstanding	222,799
Additional paid-in capital	14,814,322
Accumulated deficit	(9,564,688)

Total shareholders' equity	5,472,433

Total liabilities and shareholders' equity	$11,559,227

The accompanying notes are an integral part of these condensed financial statements.

Emergent Group Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue	$4,467,011	$3,997,933	$13,181,307	$11,981,961

Cost of goods sold	2,685,863	2,416,331	7,876,615	7,218,280

Gross profit	1,781,148	1,581,602	5,304,692	4,763,681

Selling, general, and administrative expenses	1,036,272	1,021,690	3,224,372	2,984,110

Income from operations	744,876	559,912	2,080,320	1,779,571

Other income (expense)
Interest expense	(54,208)	(39,466)	(165,810)	(128,710)
Gain on disposal of property and equipment	-	15,502	8,214	18,192
Other income, net	512	32,401	36,604	108,641

Total other income (expense)	(53,696)	8,437	(120,992)	(1,877)

Income before provision for income taxes
and minority interest	691,180	568,349	1,959,328	1,777,694
Provision for income taxes	(39,086)	(14,692)	(134,498)	(48,528)

Income before minority interest	652,094	553,657	1,824,830	1,729,166

Minority interest in income of consolidated
limited liability companies	(221,646)	(107,892)	(516,066)	(269,599)

Net income	$430,448	$445,765	$1,308,764	$1,459,567

Basic earnings per share	$0.08	$0.08	$0.24	$0.27

Diluted earnings per share	$0.07	$0.08	$0.22	$0.25

Basic weighted average shares outstanding	5,566,448	5,460,789	5,518,920	5,457,704

Diluted weighted-average shares outstanding	5,873,137	5,822,186	5,825,085	5,809,343

The accompanying notes are an integral part of these condensed financial statements.

Emergent Group Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	September 30,
	2007	2006

Cash flows from operating activities
Net income	$1,308,764	$1,459,567
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,092,113	797,000
Amortization of finance fees	25,959	7,772
(Gain) loss on disposal of property and equipment and other	(8,214)	(18,192)
Provision for doubtful accounts	5,000	1,738
Minority interest in income	516,066	269,599
Stock-based compensation expense	76,785	58,521
Other income	-	(66,095)
(Increase) decrease in
Accounts receivable	120,263	(373,869)
Inventory	344,101	(53,240)
Prepaid expenses	(71,910)	(9,294)
Deposits and other assets	31,384	(12,837)
Increase (decrease) in
Accounts payable	6,931	95,001
Accrued expenses	45,731	113,957

Net cash provided by operating activities	3,492,973	2,269,628

Cash flows from investing activities
Purchase of property and equipment	(312,515)	(367,268)
Cash paid to members of limited liability companies	(489,803)	(245,283)
Contributions from new members to limited liability companies	55,000	90,000
Proceeds from the sale of property and equipment	4,580	21,988

Net cash used in investing activities	(742,738)	(500,563)

Cash flows from financing activities
Payments on capital lease obligations	(814,283)	(494,024)
Payment of dividends on common stock	(1,094,249)	(512,861)
Payments of loan fees	(10,000)	-
Borrowings under line of credit	12,246,000	11,585,633
Repayments on line of credit	(12,246,000)	(11,585,633)
Payments on notes payable, net	(211,993)	(317,578)
Proceeds from the exercise of common stock options	4,000	-

Net cash used in financing activities	(2,126,525)	(1,324,463)

Net increase in cash	623,710	444,602

Cash, beginning of period	1,318,612	585,377

Cash, end of period	$1,942,322	$1,029,979

Supplemental disclosures of cash flow information:
Interest paid	$192,134	$142,544

Income taxes paid	$86,315	$54,531

Supplemental schedule of noncash investing and financing activities:

During the nine months ended September 30, 2007 and 2006, the Company incurred capital lease obligations of $1,204,532 and $2,108,932, respectively, for medical equipment.

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

The results of operations presented for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

Principles of Consolidation
The consolidated financial statements include the accounts of Emergent and its wholly owned subsidiaries. Also, in accordance with the Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities” the Company has accounted for its equity investments in seven limited liability companies under the full consolidation method. All significant intercompany transactions and balances have been eliminated through consolidation.

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

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, using the modified prospective method. Under this method, compensation cost recognized during the three and nine months ended September 30, 2007 and 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized over the remaining vesting period for such options. There were no options granted during the nine months ended September 30, 2007 and 2006, respectively. Compensation costs recognized in accordance with SFAS No. 123R were $2,668 and $3,030 for the three months ended September 30, 2007 and 2006, respectively, and $8,090 and $9,343 for the nine months ended September 30, 2007 and 2006, respectively.

The 2002 Employee Benefit and Consulting Services Compensation Plan (the “2002 Plan”) was adopted in 2002 for the purpose of providing incentives to key employees, officers, and consultants of the Company who provide significant services to the Company. As of September 30, 2007, there are 650,000 common shares authorized for grant under the 2002 Plan. The 2002 Plan originally adopted with 325,000 shares was approved by the Company’s stockholders and the increase of 325,000 shares was approved the Company’s Board of Directors and the Compensation Committee in accordance with the Plan. Options will not be granted for a term of more than ten years from the date of grant. Generally, options will vest evenly over a period of five years, and the 2002 Plan expires in March 2012. Since shareholder approval was not obtained on or before April 1, 2003, all incentive stock options granted under the 2002 Plan have automatically become non-statutory stock options, and the Board is limited to granting non-statutory stock options under the 2002 Plan. As of September 30, 2007, the number of shares reserved for future awards was 230,948.

A summary of the Company's outstanding options and activity is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2007	398,912	$1.20

Options Granted	-	$-
Options Canceled	(3,841)	$0.40
Options Exercised	(40,686)	$0.48

Outstanding at September 30, 2007	354,385	$1.29

Exercisable at September 30, 2007	277,494	$1.53

The weighted-average remaining contractual life of the options outstanding at September 30, 2007 is 5.76 years. The exercise prices for the options outstanding at September 30, 2007 ranged from $0.40 to $162.00, and information relating to these options is as follows:

Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable	Weighted-Average Remaining Contractual Life		Weighted-Average Exercise Price of Options Outstanding	Weighted-Average Exercise Price of Options Exercisable

$0.40	344,536	267,645	5.45	years	$0.40	$0.40
$8.00	2,000	2,000	5.25	years	$8.00	$8.00
$20.00 - 51.00	7,844	7,844	3.85	years	$38.41	$38.41
$162.16	5	5	1.65	years	$162.00	$162.00

$0.40 - 162.16	354,385	277,494	5.40	years	$1.29	$1.53

As of September 30, 2007, the total unrecognized fair value compensation cost related to unvested stock options was $30,178, which is to be recognized over a remaining weighted average period of approximately 2.5 years.

		Remaining	Weighted
	Number	Contractual Life	Average
	Outstanding	(in years)	Exercise Price

Non Vested, December 31, 2006	104,351	8.00	$0.40
Granted	-
Forfeited	-
Vested	27,459		$0.40
Non Vested, September 30, 2007	76,892	7.25	$0.40

In addition to options granted under the 2002 Plan, as of September 30, 2007 we have 215,000 restricted award shares issued and outstanding of which 105,000 shares were granted to executive officers and directors in March 2007. Award shares generally vest in equal installments over five years from the date of issuance. Such award shares are issued from time to time to executive officers, directors and employees of the Company. Non-vested award shares are subject to forfeiture in the event that the recipient is no longer employed by the Company at the time of vesting, subject to the Board’s right to waive the forfeiture provisions. Compensation expense related to such shares is determined as of the issuance date based on the fair value of the shares issued and is amortized over the related vesting period. Total compensation expense related to the award shares issued in March 2007 was $341,250, which is being amortized over the vesting period of five years. Compensation expense related to outstanding award shares was $17,064 and $3,605 for the three months ended September 30, 2007 and 2006, respectively, and $36,330 and $12,174 for the nine months ended September 30, 2007 and 2006, respectively.

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

Recent Accounting Pronounments
In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. The implementation of FIN 48 has not had a significant impact on the Company’s results of operations or financial position.

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

The Company maintains a revolving credit line (the “Revolver”) for $1 million, which is collateralized by accounts receivable and certain fixed assets. Borrowings under the Revolver, as amended, are based on 80% of eligible receivables, as defined. In addition, the Revolver provides for an annual renewal fee equal to 1% of the capital availability amount, as defined. Borrowings under the Revolver bear interest at the prime rate (7.75% as of September 30, 2007), plus 2%. In May 2007, the Revolver automatically renewed for a one year period and the Company paid the lender a renewal fee of $10,000, which is being amortized over the loan term. As of September 30, 2007, no amounts were outstanding under the Revolver.

The Revolver, as amended, requires the Company to maintain a tangible net worth of at least $1.5 million and requires the lender to pay the Company interest on cash collections in excess of amounts borrowed under the Revolver at a rate of 2.25% below the prime rate. As of September 30, 2007 the Company was in compliance with the terms of its revolving credit agreement.

In May 2006 the Company entered into a master lease agreement with a bank to provide a lease line of credit of for the financing of equipment purchases. Under the agreement, the Company may finance equipment purchases on an installment basis at a rate of interest determined at each respective borrowing date. Such rates will generally approximate the bank’s prime rate. As of September 30, 2007, we had $667,775 outstanding under the lease line of credit payable in monthly installments over a term of 36 to 48 months.

The Company incurred total net interest expense of $54,208 and $39,466 for the three months ended September 30, 2007 and 2006, respectively, and $165,810 and $128,710 for the nine months ended September 30, 2007 and 2006, respectively.

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

Plaintiff’s complaint against the Defendants named above is a civil lawsuit, which was signed by the clerk on February 2, 2005. This action is brought in the United States District Court, Southern District of New York by Plaintiff against the Company, a former director, Daniel Yun, and other parties to recover money damages for alleged fraud, negligent misrepresentations and aiding and abetting fraud. The Amended Complaint alleges that the factual basis involving the action against the Company involves alleged false representations to Plaintiff to induce him to leave his then employment in 2001 and accept the Company’s and another named Defendant’s alleged offer of employment. Plaintiff seeks compensatory damages and punitive damages each in the amount of not less than $2,100,000 together with interest thereon, reasonable attorneys’ fees and other specific relief against Defendants other than the Company. Management has denied the Plaintiff’s allegations against the Company and intends to vigorously defend this lawsuit. During the quarter ended September 30, 2007, there were no material developments in this matter.

5.	RELATED PARTY TRANSACTIONS

Transactions with BJH Management
The Company’s Chairman and Chief Executive Officer maintains his primary office in New York. In this regard, the Company reimbursed BJH Management, LLC (“BJH”), a company owned by the Company’s Chairman and Chief Executive Officer, for office rent and other reimbursable expenses totaling $8,479 and $8,134 for the three months ended September 30, 2007 and 2006, respectively, and $30,063 and $24,839 for the nine months ended September 30, 2007 and 2006, respectively.

Effective July 1, 2006, the services of the Company’s Chairman and Chief Executive Officer are contracted through BJH Management for a monthly fee of $15,167. In March 2007, the services agreement with BJH Management was extended to June 30, 2010.

In March 2007, the Company agreed to extend Mr. Buther’s employment contract for one year to June 2008.

6.	LIMITED LIABILITY COMPANIES

In connection with expanding its business in certain commercial and geographic areas, PRI Medical will at times help to form Limited Liability Companies (“LLCs”) in which it will acquire a either a minority or majority interest and offer the remaining interest to other investors. These LLCs acquire certain equipment for use in their respective business activities which generally focus on surgical procedures. As of September 30, 2007, PRI Medical holds minority equity interests in seven LLCs, which conduct business in California, Colorado and Nevada. In accordance with the Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities” the Company accounted for its equity investments in such LLCs, in which it holds a minority interest, under the full consolidation method whereby transactions between the Company and LLCs have been eliminated through consolidation.

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2007	%	2006	%	2007	%	2006	%

Revenue	$4,467,011	100%	$3,997,933	100%	$13,181,307	100%	$11,981,961	100%
Cost of goods sold	2,685,863	60%	2,416,331	60%	7,876,615	60%	7,218,280	60%

Gross profit	1,781,148	40%	1,581,602	40%	5,304,692	40%	4,763,681	40%

Selling, general, and administrative expenses	1,036,272	23%	1,021,690	26%	3,224,372	24%	2,984,110	25%

Income from operations	744,876	17%	559,912	14%	2,080,320	16%	1,779,571	15%

Other income (expense)	(53,696)	-1%	8,437	0%	(120,992)	-1%	(1,877)	0%

Income before provision for income
taxes and minority interest	691,180	15%	568,349	14%	1,959,328	15%	1,777,694	15%
Provision for income taxes	(39,086)	-1%	(14,692)	0%	(134,498)	-1%	(48,528)	0%

Net income before minority interest	652,094	15%	553,657	14%	1,824,830	14%	1,729,166	14%

Minority interest in income of consolidated
limited liability companies	(221,646)	-5%	(107,892)	-3%	(516,066)	-4%	(269,599)	-2%
Net income	$430,448	10%	$445,765	11%	$1,308,764	10%	$1,459,567	12%

Comparison of the Three Months Ended September 30, 2007 to September 30, 2006

The Company generated revenues of $4,467,011 in 2007 compared to $3,997,933 in 2006. The increase in revenues in 2007 of $469,078 or 12% is primarily related to an increase in revenues from our surgical procedures. Revenues from our surgical and cosmetic procedures represented approximately 95% and 5% of total revenues for 2007 and 93% and 7% for 2006, respectively.

Cost of goods sold was $2,685,863 in 2007 compared to $2,416,331 2006 or 60% of revenues for both periods. Costs of goods sold primarily consist of payroll costs and related expenses for technicians, cost of disposables consumed, depreciation and amortization related to equipment, insurance costs and other operating costs incurred in rendering mobile medical equipment and technician services. The overall dollar increase in cost of goods sold of $269,532 or 11% for 2007 is generally due to increases in disposable costs, depreciation and amortization expense, and to costs related to equipment maintenance. Disposable costs increased as a result of a change in the mix of surgical procedures rendered to customers whereby a greater number of higher priced procedures were performed in 2007 compared to 2006, which required more expensive disposable items while depreciation and amortization expense increased due to equipment purchases in first half of 2007 and in the second half of 2006. The net change in other cost categories included in cost of goods sold remained relatively unchanged in 2007 compared to 2006.

Gross profit from operations was $1,781,148 in 2007 compared to $1,581,602 in 2006. Gross profit as a percentage of revenues was 40% for both 2007 and 2006. Gross margins may vary from quarter to quarter depending on the type of surgical procedure performed due to the fact that certain procedures require more expensive disposable items. In addition, gross margin rates will vary from period to period depending upon other factors including pricing considerations, and equipment and technician utilization rates. The gross margin for 2007 is not necessarily indicative of the margins that may be realized in future periods.

Selling, general, and administrative expenses were $1,036,272 or 23% of revenues in 2007 compared to $1,021,690 or 26% of revenues in 2006. Such costs include, among others, payroll and related expenses, insurance costs and occupancy costs. The increase in selling, general and administrative expenses of $14,582 in 2007 is primarily related to increases payroll expenses related to sales personnel.

Other income (expense) was $(53,696) in 2007 compared to $8,437 in 2006. Other income (expense) includes interest income and expense, gains and losses on disposal of property and equipment, and other miscellaneous income and expense items. The net increase in other income (expense) of $(62,133) is primarily related to an increase in interest expense of $14,742, a decrease of $31,889 in other income, and a decrease of $15,502 in gain on disposal of equipment in 2007 compared to 2006. The increase in interest costs relates to new equipment leases entered into during the first half of 2007 and the second half of 2006.

The minority interest (ownership interests held by non-affiliates) in net income of limited liability companies was $221,646 in 2007 compared to $107,892 in 2006. In 2007 and 2006 we held minority interests in seven and six entities, respectively. As of September 30, 2007 and 2006, in accordance with the Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities”, the Company accounted for its equity investments in entities in which it holds a minority interest under the full consolidation method.

Net income was $430,448 in 2007 compared to $445,765 in 2006. Provision for income taxes was $39,086 in 2007 compared to $14,692 in 2006. The Company has net operating loss carryforwards for federal tax purposes. The provision for income taxes of as of September 30, 2007 relates to estimated state taxes and to Alternative Minimum Taxes (AMT). Basic and fully diluted net income per share for 2007 was $0.08 and $0.07, respectively, compared to basic and fully diluted net of income per share for 2006 of $0.08 and $0.08, respectively. Basic and fully diluted shares outstanding for 2007 were 5,566,448 and 5,873,137, respectively, and 5,460,789 and 5,822,186 for 2006, respectively.

Comparison of the Nine Months Ended September 30, 2007 to September 30, 2006

The Company generated revenues of $13,181,307 in 2007 compared to $11,981,961 in 2006. The increase in revenues in 2007 of $1,199,346, or 10% is primarily related to an increase in revenues from our surgical procedures. Revenues from our surgical and cosmetic procedures represented approximately 94% and 6% of total revenues for 2007 and 93% and 7% for 2006, respectively.

Cost of goods sold was $7,876,615 and $7,218,280 in 2007 and 2006, respectively, or 60% of revenues for both periods. Costs of goods sold primarily consist of payroll costs and related expenses for technicians, cost of disposables consumed, depreciation and amortization related to equipment, insurance costs and other operating costs incurred in rendering mobile medical equipment and technician services. The overall increase in cost of goods sold of $658,335 or 9% for 2007 is generally due to increases in depreciation and amortization expenses, payroll and related costs and to increases in costs related to equipment maintenance. Depreciation and amortization expense increased due to equipment purchases in first half of 2007 and the second half of 2006. The increase in payroll costs relates to technician and operations personnel. The net change in other cost categories included in cost of goods sold remained relatively unchanged in 2007 compared to 2006.

Gross profit from operations was $5,304,692 in 2007 compared to $4,763,681 in 2006. Gross profit as a percentage of revenues was 40% in 2007 and 2006. Gross margins after disposable costs will vary depending on the type of surgical procedure performed due to the fact that certain procedures require more expensive disposable items. In addition, gross margin rates will vary from period to period depending upon other factors including pricing considerations, and equipment and technician utilization rates. The gross margin for 2007 is not necessarily indicative of the margins that may be realized in future periods.

Selling, general, and administrative expenses were $3,224,372 or 24% of revenues for 2007 compared to $2,984,110 or 25% of revenues for 2006. Such costs include, among others, payroll and related expenses, insurance costs and occupancy costs. The increase in selling, general and administrative expenses of $240,262 in 2007 is primarily related to increases in incentive compensation to advance new product lines and to increases in sales management and other payroll related expenses.

Other income (expense) was $(120,992) in 2007 compared to $(1,877) in 2006. Other income (expense) includes interest income and expense, gains and losses on disposal of property and equipment, and other miscellaneous income and expense items. The net increase in other income (expense) of $(119,115) is primarily related to an increase in interest expense of $37,100 in 2007 compared to 2006 and to a decrease of $72,037 in other income in 2007. The increase in interest costs relates to new equipment leases entered into during the first half of 2007 and the second half of 2006.

The minority interest (ownership interests held by non-affiliates) in net income of limited liability companies was $516,066 in 2007 compared to $269,599 in 2006. In 2007 and 2006, we held minority interest in seven and six entities, respectively. As of September 30, 2007 and 2006, in accordance with the Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities”, the Company accounted for its equity investments in entities in which it holds a minority interest under the full consolidation method.

Net income was $1,308,764 in 2007 compared to $1,459,567 in 2006. Provision for income taxes was $134,498 in 2007 compared to $48,528 in 2006. The Company has net operating loss carryforwards for federal tax purposes. The provision for income taxes of $134,498 as of September 30, 2007 is related to state taxes and to estimated Alternative Minimum Taxes (AMT). Basic net income per share for 2007 and 2006 was $0.24 and $0.27, respectively, while fully diluted net income per share for 2007 and 2006 was $0.22 and $0.25, respectively. Basic and fully diluted shares outstanding for 2007 were 5,518,920 and 5,825,085, respectively, and 5,457,704 and 5,809,343 for 2006, respectively.

Liquidity and Capital Resources

The Company maintains a revolving credit line (the “Revolver”) for $1 million, which is collateralized by accounts receivable and certain fixed assets. Borrowings under the Revolver, as amended, are based on 80% of eligible receivables, as defined. In addition, the Revolver provides for an annual renewal fee equal to 1% of the capital availability amount, as defined. Borrowings under the Revolver bear interest at the prime rate (7.75% as of September 30, 2007), plus 2%. In May 2007, the Revolver automatically renewed for a one year period and the Company paid the lender a renewal fee of $10,000, which is being amortized over the loan term. As of September 30, 2007, no amounts were outstanding under the Revolver.

The Revolver, as amended, requires the Company to maintain a tangible net worth of at least $1.5 million and requires the lender to pay the Company interest on cash collections in excess of amounts borrowed under the Revolver at a rate of 2.25% below the prime rate. As of September 30, 2007 the Company was in compliance with the terms of its revolving credit agreement.

In May 2006 the Company entered into a master lease agreement with a bank to provide a lease line of credit of for the financing of equipment purchases. Under the agreement, the Company may finance equipment purchases on an installment basis at a rate of interest determined at each respective borrowing date. Such rates will generally approximate the bank’s prime rate. As of September 30, 2007, we had $667,775 outstanding under the lease line of credit payable in monthly installments over a term of 36 to 48 months.

The Company had cash and cash equivalents of $1,942,322 at September 30, 2007. Cash provided by operating activities for the nine months ended September 30, 2007 was $3,492,973. Cash generated from operations includes net income of $1,308,764, depreciation and amortization of $1,118,072, minority interest in net income of $516,066, decreases in inventory of $344,101, accounts receivable of $120,263, deposits and other assets of $31,384 and stock-based compensation expense of $76,785 and increases in accounts payable and accrued expenses of $52,662; offset by an increase in prepaid expenses of $71,910. Cash used in investing activities was $742,738 related to the purchase of property and equipment, net of reimbursements, of $312,515 and to cash distributions of $489,803 to members of limited liability companies; offset by net proceeds of $4,580 from the disposition of property and equipment and contributions from new members to limited liability companies of $55,000. Cash used for financing activities was $2,126,525 from payments on lease and debt obligations of $814,283 and $211,993, respectively, payment of loan fees of $10,000, and payment of dividends on common stock of $1,094,249. In addition, during the nine months ended September 30, 2007 we borrowed and repaid $12,246,000 under our revolving line of credit.

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

We anticipate that our future liquidity requirements will arise from the need to finance our accounts receivable and inventories, and from the need to fund our current debt and lease obligations and capital expenditures. The primary sources of funding for such requirements will be cash generated from operations, borrowings under debt facilities and trade payables, and raising additional capital from the sale of equity or other securities. The Company believes that it can generate sufficient cash flow from these sources to fund its on-going operations for at least the next twelve months.

Item 3. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at the end of our most recent quarter ended September 30, 2007. There have been no changes in the Company’s disclosure controls and procedures or in other factors that could affect the disclosure controls subsequent to the date the Company completed its evaluation.

Management has not yet completed, and is not yet required to have completed, its assessment of the effectiveness of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended.

PART II.  OTHER INFORMATION

Item 1.                    Legal Proceedings

See Note 4 to Notes to Condensed Consolidated Financial Statements included herein for a description of legal matters.

Item 2.                   Changes in Securities

(a)	In the third quarter ended September 30, 2007, there were no sales of unregistered securities.
(b)	Rule 463 of the Securities Act is not applicable to the Company.
(c)	In the third quarter ended September 30, 2007 there were no repurchases by the Company of its Common Stock.

Item 3.                   Defaults Upon Senior Securities

None.

Item 4.                   Submissions of Matters to a Vote of Security Holders

In the third quarter ended September 30, 2007 there were no matters submitted to a vote of security holders.

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

Signature	Title	Date

/s/ Bruce J. Haber	Chairman and Chief Executive Officer	November 13, 2007
Bruce J. Haber,

/s/ William M. McKay	Chief Financial Officer and Secretary	November 13, 2007
William M. McKay,