Form 10KSB
period 2007-12-31
EMERGENT GROUP INC/NY
filed 2008-03-31
CIK 1021097

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____ to ___

Commission File Number:  0-21475

                  EMERGENT GROUP INC.
(Exact name of Registrant as specified in its charter)

Nevada	93-1215401
(State of jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

10939 Pendleton Street
Sun Valley, California	91352
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:                                                                                                                                                                                                                  (818) 394-2800

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

State Issuer’s revenues for its most recent fiscal year: $17,661,541

As of March 12, 2008, the number of shares held by non-affiliates was approximately 2,869,000 shares. The approximate market value based on the last sale (i.e. $3.02 per share as of March 12, 2008) of the Company’s Common Stock was approximately $8,664,380.

The number of shares outstanding of the Registrant’s Common Stock (inclusive of book entry shares that are subject to vesting), as of March 12, 2008, was 5,725,802.

FORWARD-LOOKING STATEMENTS

We believe this annual report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management, based on information currently available to our management. When we use words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “should,” “likely” or similar expressions, we are making forward-looking statements. Forward-looking statements include information concerning our possible or assumed future results of operations set forth under “Business” and/or “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results and stockholder values may differ materially from those expressed in the forward-looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. Stockholders are cautioned not to put undue reliance on any forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under “Risk Factors.” In addition to the Risk Factors and other important factors discussed elsewhere in this annual report, you should understand that other risks and uncertainties presented in our public announcements and SEC filings could affect our future results and could cause results to differ materially from those suggested by the forward-looking statements.

PART I
Item 1. Description of Business

THE COMPANY

Emergent Group Inc. (“Emergent”) is the parent company of PRI Medical Technologies, Inc., its wholly owned and only operating subsidiary (“PRI Medical”). Emergent and PRI Medical are referred to collectively hereinafter as the “Company.” PRI Medical is a provider of surgical equipment on a fee for service basis to hospitals, surgical care centers and other health care providers. PRI Medical serves both large and small health care providers, including: 1) smaller independent hospitals and physicians who cannot afford to buy surgical equipment because of budget constraints or cannot justify buying due to limited usage; and 2) larger, well-financed hospitals that may be able to purchase equipment for use in their own facility but may choose not to because reimbursement or utilization rates for certain procedures do not warrant a capital commitment. Additionally, infrequent utilization may not justify the cost of training and retention of technicians to operate such equipment. PRI Medical is also able to provide its technicians to support hospital-owned surgical equipment on a fee for service basis, thus improving efficiency and reducing costs for the hospital. Reduced operating costs and improved flexibility for hospitals are elements of the PRI Medical value proposition to its customers.

PRI Medical makes mobile surgical services available to its customers by providing mobile lasers and other surgical equipment on a per procedure basis to hospitals, outpatient surgery centers, and physician offices along with technical support required to ensure the equipment is working correctly.

PRI Medical’s mobile surgical services focus on two areas of the health care industry: surgical care and cosmetic surgery. In the surgical care area, physicians can perform surgery at hospitals or surgery centers by renting PRI Medical’s laser or other equipment. For cosmetic surgery, physicians benefit from having different laser technologies available to offer to their patients without a significant capital investment. In both instances, physicians and hospitals receive PRI Medical’s technical support and expertise that is provided with the equipment, allowing the staff to concentrate on their patient care duties without the distraction of setup and running of the equipment.

           PRI Medical has over 600 active surgical and cosmetic service accounts in California, Utah, Colorado, Nevada and Arizona and experiences a high rate of repeat business from the hospitals, surgery centers and doctors we serve. The market encompasses many disciplines including general surgery, orthopedic surgery, otolaryngology, urology, obstetrics, gynecology, podiatry, dermatology, and plastic/cosmetics. Equipment is increasingly becoming more specialized to specific medical procedures, and the coordination of technical training of the physician regarding the use of equipment is an integral part of PRI Medical's business.

PRI Medical’s healthcare distribution network allows physicians, hospitals and healthcare facilities access to new medical equipment without the expense of acquisition. PRI Medical is able to help manufacturers bring advanced medical technologies to market by using its distribution channels and its relationships with doctors, hospitals and healthcare facilities to introduce selected additional surgical products and services to end users on a ‘fee per procedure’ model. PRI Medical had revenues of approximately $17.7 million and $15.9 million in 2007 and 2006, respectively, and assisted in over 16,000 surgical and cosmetic procedures. By making new technologies available to physicians PRI Medical hopes to become a provider of innovative medical device and support services to the healthcare community early in a product’s life cycle.

PRODUCTS AND SERVICES

 PRI Medical’s technicians provide surgical equipment and related technical services support to physicians and operating room (“O.R.”) personnel in hospitals, surgical care centers and other health-related facilities on a per-procedure basis. Mobile surgical services are ordered from 24 hours to several months in advance of surgery, and re-confirmed with the customer the day before the medical procedure by PRI Medical’s scheduling department. Upon arrival at the customer site, PRI Medical’s technician set up the equipment, posts required warning notices outside the O.R., issues safety equipment to the O.R. staff, provides any disposable materials needed, and supplies equipment certifications and/or documentation required for hospital record keeping. Technician-only services are made available to hospitals and surgery facilities, especially those with fluctuating occupancy levels. Customers sometime find that outsourcing of trained technicians without renting equipment to be a cost-effective alternative to training and staffing their own personnel.

PRI Medical’s equipment encompasses CO2, Nd:YAG, Pulse Dye, KTP/YAG, Diode, Greenlight PV, Holmium YAG, Lithotripsy and Cryosurgery technology. PRI Medical has established working relationships with leading manufacturers and is sometimes an introducer of technology in its markets. PRI Medical reviews developments in the medical field to stay abreast of new and emerging technologies and to obtain new surgical medical equipment. In this regard, PRI Medical has, in recent years, added equipment to provide for services in lithotripsy, cryosurgery, transmyocardial revascularization, advanced visualization technology, microwave therapy, and prostrate surgery. The Company strives to develop and expand strategic relationships in order to enhance its product lines and improve its access to new medical devices.

PRI Medical also provides its customers with disposable products and/or attachments that are needed for a given medical procedure. The revenue from disposable products is primarily related to laser equipment rentals requiring fibers, and disposable kits proprietary to a specific manufacturer’s equipment. Customers may benefit from this added service by lowering their inventory levels of infrequently used products.

MARKETING AND SALES

PRI Medical markets its mobile surgical equipment and services business largely through the efforts of its direct sales force, which focuses on providing high-quality service and products to customers and on obtaining new customer accounts. In conjunction with its sales efforts, PRI Medical sponsors educational seminars on new laser and other surgical equipment technologies, which are attended by its current and prospective customers. These seminars allow PRI Medical’s direct sales force to introduce new technologies and procedures to its customer base early in the product’s life cycle.

PRI Medical’s sales representatives attend national and regional physician medical seminars and trade shows to present PRI Medical’s services and products. PRI Medical also markets its products and services through direct mail marketing of literature and promotional materials, which describe PRI Medical’s complete range of surgical equipment and services to hospitals, surgery centers and physicians.

MARKETS

PRI Medical currently serves customers in California, Colorado, Utah, Nevada and Arizona. Each location is staffed with full-time technicians and sales representatives. During the years ended December 31, 2007 and 2006, no customer accounted for more than 10% of PRI Medical’s total sales.

Hospital Mobile Laser/Surgical Services

PRI Medical provides mobile laser/surgical services to customers in each market served. Each location is staffed with full-time trained technicians and sales representatives, and is equipped with a variety of surgical equipment to meet customer needs. During each of the years ended December 31, 2007 and 2006, PRI Medical performed over 16,000 procedures company-wide. Revenues from our surgical mobile medical equipment and services business comprised approximately 94% and 93%, of our total revenues for 2007 and 2006, respectively. We believe that revenue from our surgical related services will continue to comprise the majority of our revenues in the foreseeable future.

Cosmetic Mobile Laser/Surgical Services

The cosmetic laser business is primarily physician office based. This market is characterized by rapid changes in specific techniques as new technology emerges. Recently, cosmetic laser skin resurfacing surgery has shown significant growth, however, price competition is a constant challenge from smaller start-up companies. For the years ended December 31, 2007 and 2006 revenues from our cosmetic laser business comprised approximately 6% and 7%, respectively, of our total revenues.

INVESTMENTS

Investments In Limited Liability Companies

In connection with expanding its business in certain commercial and geographic areas, PRI Medical will at times help to form Limited Liability Companies (“LLCs”) in which it will acquire either a minority or majority interest and offer the remaining interests to other investors. These LLCs acquire certain equipment for use in their respective business activities which generally focus on surgical procedures. PRI Medical helped to form and acquired equity interests in various LLCs in Colorado and California and currently holds interests in ten LLCs as of December 31, 2007. During 2007, PRI Medical helped to form four new LLCs, which subsequently raised total capital of $145,000 from third party investors. Such LLCs will acquire medical equipment for rental purposes under third party lease obligations. The third party investors in each LLC generally provide the financing company with individual proportionate lease guarantees based on their respective ownership percentages in the LLCs. In addition, PRI Medical provides the financing company with its corporate guarantee based on its respective ownership interest in each LLC. In some cases, PRI Medical may provide an overall corporate guarantee to financing companies in connection with equipment financing transactions. In such instances, the individual investors in each respective LLC will generally indemnify PRI Medical against losses, if any, incurred in connection with its corporate guarantee.

For the years ended December 31, 2007 and 2006, in accordance with the Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities”, the Company accounted for its equity investments in LLCs in which it holds minority interests under the full consolidation method whereby transactions between the Company and LLCs have been eliminated through consolidation. “See Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

GOVERNMENT REGULATION

The healthcare industry is subject to extensive federal and state regulation. Promulgation of new laws and regulations, or changes in or re-interpretations of existing laws or regulations, may significantly affect the Company’s business, operating results or financial condition. The Company is not currently subject to regulation, however, a court or governmental body could make a determination that the Company’s business should be regulated. The Company’s operations might be negatively impacted if it had to comply with government regulations. Furthermore, the manufacturers of medical equipment utilized by the Company are subject to extensive regulation by the Food and Drug Administration (“FDA”). Failure of such manufacturers to comply with FDA regulations could result in the loss of approval by the FDA of such medical equipment, which could adversely affect the Company’s operating results or financial condition. In addition, certain of our customers are subject to the Medicare reimbursement rules and regulations as well as similar state-level regulations. Our business could be negatively impacted if such customers were found to be non-compliant with such regulations and/or ineligible for such reimbursements. As consolidation among physician groups continues and provider networks continue to be created, purchasing decisions may shift to persons with whom the Company has not had prior contact. The Company cannot be certain that it will be able to maintain its physician, vendor and/or manufacturer relationships under such circumstances.

POTENTIAL EXPOSURE TO LIABILITY

Physicians, hospitals and other providers in the healthcare industry are subject to lawsuits, which may allege medical malpractice or other claims. Many of these lawsuits result in substantial defense costs and judgments or settlements. The Company does not engage in the practice of medicine, nor does it control the practice of medicine by physicians utilizing its services or their compliance with regulatory requirements directly applicable to such physicians or physician groups. However, the services the Company provides to physicians, including actions by its technicians, its establishment of protocols and its training programs, could give rise to liability claims. The Company may become involved in material litigation in the future and it is possible that a claim or claims arising from such litigation might exceed the Company’s insurance coverage. Currently, the Company’s current product liability insurance coverage expires in April 2008. In the future, depending on market conditions, there can be no assurances that the Company can maintain such insurance coverage or obtain new coverage from a different insurance carrier should the need arise.

COMPETITION

The market for PRI Medical’s mobile surgical services is highly competitive. Companies, particularly in the laser surgery industry, often compete by price, thereby impacting profit margins. In addition, PRI Medical faces many existing and future competitors of various size and scale. Some of our competitors have significantly greater financial and management resources than the Company. Competitors in our market include Healthtronics, a publicly held company, and multiple privately held companies in each local PRI Medical branch location. In spite of such competition, the Company believes that it can compete successfully but can give no assurances with regard to its ability to compete. The Company’s business could be adversely affected if our customers elect to purchase surgical equipment directly from the manufacturers and hire their own technicians.

EMPLOYEES

As of March 14, 2008, the Company employed 84 full-time persons (including three executive officers), 60 of whom were involved in operations activities (most of these were active as field technicians), 12 of whom were involved in sales and marketing, and 12 of whom were involved in administration, information technology, and accounting. In addition, the Company may employ part-time and occasional employees as technicians to handle overload situations. None of our employees are represented by collective bargaining agreements. We believe that our relationship with our employees is good.

RISK FACTORS

WE HAVE INCURRED LOSSES IN THE PAST AND MAY INCUR LOSSES IN THE FUTURE.

For the past several years we have reported positive operating results; however, we have incurred significant operating losses in the years preceding 2004. Our ability to generate positive operating results are dependent upon many factors and variables including market conditions for our products and services, changing technologies within the medical equipment industry, and competition. Although we have shown improvement in our net operating results over the last several years, there can be no assurances that we will continue to achieve positive operating results in future periods.

WE FACE INTENSE COMPETITION.

The surgical equipment rental and services industry is highly competitive. Our operations compete with services provided by numerous local, regional and national equipment and service providers. Certain of these competitors are larger or have far greater financial resources than us. There can be no assurance that we will not encounter increased competition, which could have a negative impact on our business, results of operations or financial condition.

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

WE MAY HAVE DIFFICULTIES IN ESTABLISHING SERVICE CAPABILITIES WITH NEW MEDICAL DEVICES UNRELATED TO OUR CURRENT BUSINESS.

Establishing a market presence with new technologies may require us to build new sales and support infrastructure. We may have difficulty hiring the appropriate personnel and establishing the necessary relationships with equipment vendors and others for us to successfully penetrate any new market.

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

Our industry is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. Our equipment could quickly become obsolete due to new technological developments in medical devices. This could lead to a significant financial impact since most of our equipment is generally financed over a period of several years. Because this market is subject to rapid change, it is difficult to predict our potential size or future growth rate. Our success in generating revenues in this market will depend on, among other things:

•	maintaining and enhancing our relationships with customers;
•	the education of potential customers about the benefits of our products and services; and
•	our ability to accurately predict and obtain new products, services and technologies to meet industry standards.

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

FAILURE TO SUCCESSFULLY COMPLETE AND MANAGE GROWTH STRATEGIES COULD ADVERSELY AFFECT OUR BUSINESS, PROFITABILITY AND GROWTH PROSPECTS.

Part of our growth strategy may include acquisitions and alliances involving complementary products, services, technologies and businesses. If we are unable to overcome the potential problems and inherent risks related to such acquisitions and alliances, our business, profitability and growth prospects could suffer. Our ability to expand successfully through acquisitions and alliances depends on many factors, including our ability to identify appropriate prospects and negotiate and close transactions. Even if future acquisitions or alliances are completed:

•	we could fail to select the best acquisition or alliance partners;
•	we could fail to effectively plan and manage acquisition or alliance strategies;
•	management’s attention could be diverted from other business concerns;
•	we could encounter problems integrating the acquired or allied operations, technologies or products; and
•	the acquisition or alliance could have adverse effects on our existing business relationships with suppliers and/or customers.

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

Many of our products are inherently complex in design and require ongoing regular maintenance. As a result of the technical complexity of the equipment and certain fibers used in the delivery of our services, changes in our suppliers’ manufacturing processes or the inadvertent use of defective or contaminated materials by such suppliers could result in a material adverse effect on our ability to achieve acceptable product reliability. To the extent that such product reliability is not achieved, we could experience, among other things:

•	damage to our business reputation;
•	loss of customers;
•	failure to attract new customers or achieve market acceptance;
•	diversion of resources; and
•	legal actions by customers.

The occurrence of any one or more of the foregoing factors could seriously harm our business, our financial condition and results of operations.

IF WE LOSE SENIOR MANAGEMENT AND KEY EMPLOYEES ON WHOM WE DEPEND, OUR BUSINESS COULD SUFFER.

We have employment contracts with Bruce J. Haber and Louis Buther who are key employees and officers of the Company. We currently do not have “key-person” life insurance policies to cover the lives of Messrs. Haber and Buther or any other key employees. The ability to continue to attract and retain highly skilled personnel will be a critical factor in determining our future success. Competition for highly skilled personnel is intense and we may not be successful in attracting, assimilating or retaining qualified personnel to fulfill current or future needs. If we cannot recruit, train, retain and effectively manage key employees, our business, profitability and growth prospects could suffer.

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

THE PRICE OF OUR STOCK MAY FLUCTUATE

           The market price of our common stock may be as highly volatile, or more so, as the stock market in general or, for that of micro cap stocks, and the technology sector more specifically. Stockholders may have difficulty selling their common stock following periods of such volatility due to the market's adverse reaction to such volatility. Many of the factors leading to such volatility are well beyond our control and could include:

•	conditions and trends in our industry;
•	changes in the market valuation of companies similar to us;
•	actual or expected variations in our operating results;
•	announcements by us or our competitors of the development of new products or technologies or
•	strategic alliances or acquisitions; and
•	changes in members of our senior management or other key employees.

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

Our operating results may vary significantly from quarter to quarter and from year to year in the future. A number of factors, many of which are outside of our control, may cause these variations, including:

•	fluctuations in demand for our products and services;
•	the introduction of new products, services or technologies by competitors, entry of new competitors, pricing pressures and other competitive factors;
•	our ability to obtain and introduce new surgical equipment products, services and technologies in a timely manner;
•	the rate of market acceptance of any new surgical equipment products or services that we offer;
•	delays or reductions in customer orders of our products and services in anticipation of the introduction of new or enhanced products and services by our competitors or us;
•	our ability to control expenses;
•	the timing of regulatory approvals and changes in domestic and regulatory environments;
•	the level of capital spending of our customers;
•	costs related to acquisitions or alliances, if any; and
•	general economic conditions.

Due to these and other factors, we believe that our operating results in future quarters and years may differ from expectations, and quarter-to-quarter and year-to-year comparisons of our past operating results may not be meaningful. You should not rely on our results for any quarter or year as an indication of future performance.

Item 2. Description of Property

In December 2006, in connection with the termination/expiration of its prior office/warehouse lease, the Company relocated its principal executive offices to 10939 Pendleton Street, Sun Valley, CA 91352, where it leases approximately 13,000 square feet of office/warehouse space for its operations. Our lease agreement provides for a lease term of five years and current monthly rent payments of approximately $11,900, including reimbursements for common area expenses, property taxes and insurance. Base rent is subject to an annual increase of 4%. The Company also leases an aggregate of approximately 4,000 square feet of space for its field and sales offices under operating lease agreements that expire on various dates through May 2008 in Northern California, Colorado, Nevada, and Utah. We believe our present facilities are adequate for our reasonably foreseeable needs.

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

The civil lawsuit, which was signed by the clerk on February 2, 2005, is brought in the United States District Court, Southern District of New York, is an action by Plaintiff against the Company, a former director, Daniel Yun, and other parties to recover money damages for alleged fraud, negligent misrepresentations and aiding and abetting fraud. The 35-page Amended Complaint alleges that the factual basis involving the action against the Company involves alleged false representations to Plaintiff to induce him to leave his then employment in 2001 and accept the Company’s and another named Defendant’s alleged offer of employment. Plaintiff seeks compensatory damages and punitive damages each in the amount of not less than $2,100,000 together with interest thereon, reasonable attorneys’ fees and other specific relief against Defendants other than the Company. Management has denied the Plaintiff’s allegations against the Company and is vigorously defending this lawsuit.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

      Our common stock trades on the OTC Electronic Bulletin Board under the symbol “EMGP.” The following table sets forth the range of high and low closing prices of our Common Stock for our last two fiscal periods.

Quarters Ended	High	Low
March 31, 2006	$2.75	$1.80
June 30, 2006	3.40	2.50
September 30, 2006	3.90	2.70
December 31, 2006	4.45	3.15
March 31, 2007	3.90	3.12
June 30, 2007	4.02	3.15
September 30, 2007	4.00	2.90
December 31, 2007	3.80	3.00

 All quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

As of March 12, 2008, there were approximately 364 holders of record of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name. The Company’s transfer agent is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, NY 10038.

Dividend Policy

On December 5, 2007 the Company’s Board of Directors declared a cash dividend of $0.30 per share to our common stockholders of record on December 28, 2007, which was paid on January 9, 2008. On December 14, 2006 the Company’s Board of Directors declared a cash dividend of $0.20 per share to our common stockholders of record on December 29, 2006, which was paid on January 18, 2007. Our Board of Directors will determine our future dividend policy on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities. We can give no assurances that cash or other dividends will be declared and paid in future operating periods.

Recent Sales of Unregistered Securities

During the year ended December 31, 2007, the Company had issuances of unregistered Common Stock as follows:

•	On March 19, 2007, the board approved the issuance and sale of 105,000 shares of restricted common stock to our executive officers and directors, and
•	On December 5, 2007, the board approved the issuance and sale of 10,500 shares of restricted common stock to certain employees of the company.

All of the foregoing securities vest over five years in equal annual installments commencing one year after the date of grant. Exemption is claimed under Section 4(2) of the Securities Act of 1933, as amended, regarding the issuance of the aforementioned shares.

Recent Purchases of Securities

During the year ended December 31, 2007, the Company had no repurchases of its Common Stock.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-KSB. All statements contained herein that are not historical facts, including, but not limited to, statements regarding anticipated future capital requirements, our future plan of operations, our ability to obtain debt, equity or other financing, and our ability to generate cash from operations, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties that may cause the Company’s actual results in future periods to differ materially from forecasted results.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires management to make estimates and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our financial statements.

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

Stock-Based Compensation.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, using the modified prospective method. Under this method, compensation cost recognized during the years ended December 31, 2007 and 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized over the remaining vesting period for such options. In December 2007 the Company issued 12,500 common stock options to certain employees. The grant of such options resulted in compensation expense of $11,239 which is being amortized over the vesting period of five years. There were no options granted during the year ended December 31, 2006. For the years ended December 31, 2007 and 2006 compensation costs related to common stock options were $10,864 and $12,187, respectively. Basic and diluted earnings per share of $0.50 and $0.47 for 2006 did not change as a result of implementing SFAS No. 123R. In addition, the implementation of SFAS No. 123R did not have a significant impact on our financial position, results of operations or cash flows.

Overview

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

Results of Operations

The following table sets forth certain selected condensed consolidated statement of operations data for the periods indicated:

	Year Ended
	December 31,
	2007	%	2006	%

Revenue	$17,661,541	100%	$15,929,243	100%
Cost of goods sold	10,473,805	59%	9,594,557	60%

Gross profit	7,187,736	41%	6,334,686	40%

Selling, general, and administrative expenses	4,390,996	25%	4,016,689	25%

Income from operations	2,796,740	16%	2,317,997	15%

Other income (expense)	(152,104)	-1%	(15,798)	-1%

Income before provision for income
taxes and minority interest	2,644,636	15%	2,302,199	14%
Provision for income taxes	(193,922)	-1%	(39,893)	0%
Reversal of deferred tax valuation allowance	10,088	0%	905,400	6%

Net income before minority interest	2,460,802	14%	3,167,706	20%

Minority interest in income of consolidated
limited liability companies	(692,209)	-4%	(443,739)	-3%
Net income	$1,768,593	10%	$2,723,967	17%

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

The Company generated revenues of $17,661,541 in 2007 compared to $15,929,243 in 2006. The increase in revenues in 2007 of $1,732,298, or 11% is primarily related to an increase in revenues from our surgical procedures. Revenues from our surgical and cosmetic procedures represented approximately 94% and 6% of total revenues for 2007 and 93% and 7% for 2006, respectively.

Cost of goods sold was $10,473,805 in 2007 or 59% of revenues compared to $9,594,557 in 2006 or 60% of revenues. Costs of goods sold primarily consist of payroll costs and related expenses for technicians, cost of disposables consumed, depreciation and amortization related to equipment, insurance costs and other operating costs incurred in rendering mobile medical equipment and technician services. The overall increase in cost of goods sold of $879,248 or 9% for 2007 is generally due to increases in depreciation and amortization expenses, payroll and related costs and to increases in costs related to equipment maintenance. Depreciation and amortization expense increased due to equipment purchases in 2007 and the second half of 2006. The increase in payroll costs relates to technician and operations personnel. The net change in other cost categories included in cost of goods sold remained relatively unchanged in 2007 compared to 2006.

Gross profit from operations was $7,187,736 in 2007 compared to $6,334,686 in 2006. Gross profit as a percentage of revenues was 41% in 2007 compared to 40% in 2006. Gross margins after disposable costs will vary depending on the type of surgical procedure performed due to the fact that certain procedures require more expensive disposable items. In addition, gross margin rates will vary from period to period depending upon other factors including pricing considerations, and equipment and technician utilization rates. The gross margin for 2007 is not necessarily indicative of the margins that may be realized in future periods.

Selling, general, and administrative expenses were $4,390,996 and $4,016,689 for 2007 and 2006, respectively, or 25% of revenues for both periods. Such costs include, among others, payroll and related expenses, insurance costs and occupancy costs. The increase in selling, general and administrative expenses of $374,307 in 2007 is primarily related to increases in incentive compensation to advance new product lines and to increases in sales management and other payroll related expenses.

Other income (expense) was $(152,104) in 2007 compared to $(15,798) in 2006. Other income (expense) includes interest income and expense, gains and losses on disposal of property and equipment, and other miscellaneous income and expense items. The net increase in other expense of $136,306 is primarily related to a decrease of $91,250 in other income in 2007 and to an increase in interest expense of $37,797 in 2007 compared to 2006. The decrease in other income relates to the write-off of certain miscellaneous items in 2006 while there were no such items in 2007. The net increase in interest expense relates to new equipment leases entered into during 2007 and the second half of 2006.

The minority interest (ownership interests held by non-affiliates) in net income of limited liability companies was $692,209 in 2007 compared to $443,739 in 2006. In 2007 and 2006, we held ownership interests in ten and six entities, respectively. As of December 31, 2007 and 2006, in accordance with the Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities”, the Company accounted for its equity investments in entities in which it holds a minority interest under the full consolidation method.

Net income was $1,768,593 in 2007 compared to $2,723,967 in 2006. Provision for income taxes was $193,922 in 2007 compared to $39,893 in 2006. During the fourth quarter of 2007 and 2006 we reversed $10,088 and $905,400, respectively, of our valuation allowance on deferred tax assets relating to operating losses from prior years. As required by SFAS 109, we did not reverse the valuation allowance until it was “more likely than not” that the tax asset would be realized. The Company has net operating loss carryforwards for federal tax purposes. The provision for income taxes of $193,922 as of December 31, 2007 is related to state taxes and to Alternative Minimum Taxes (AMT). Basic net income per share for 2007 and 2006 was $0.32 and $0.50 (or $0.32 and $0.33 per share, respectively, before the reversal of the valuation allowance), respectively, while fully diluted net income per share for 2007 and 2006 was $0.31 and $0.47 (or $0.30 and $0.31 per share, respectively, before the reversal of the valuation allowance), respectively. Basic and fully diluted shares outstanding for 2007 were 5,533,348 and 5,798,015, respectively, and 5,455,266 and 5,801,762 for 2006, respectively.

Liquidity and Capital Resources

The Company maintains a revolving credit line (the “Revolver”) for $1 million, which is collateralized by accounts receivable and certain fixed assets. Borrowings under the Revolver, as amended, are based on 80% of eligible receivables, as defined. In addition, the Revolver provides for an annual renewal fee equal to 1% of the capital availability amount, as defined. Borrowings under the Revolver bear interest at the prime rate (7.25% as of December 31, 2007), plus 2%. In May 2007, the Revolver automatically renewed for a one year period and the Company paid the lender a renewal fee of $10,000, which is being amortized over the loan term. As of December 31, 2007, no amounts were outstanding under the Revolver.

The Revolver, as amended, requires the Company to maintain a tangible net worth of at least $1.5 million and requires the lender to pay the Company interest on cash collections in excess of amounts borrowed under the Revolver at a rate of 2.25% below the prime rate. As of December 31, 2007 the Company was in compliance with the terms of its revolving credit agreement.

In May 2006 the Company entered into a master lease agreement with a bank to provide a lease line of credit for the financing of equipment purchases. Under the agreement, the Company may finance equipment purchases on an installment basis at a rate of interest determined at each respective borrowing date. Such rates will generally approximate the bank’s prime rate. As of December 31, 2007, we had $614,265 outstanding under the lease line of credit payable in monthly installments over a term of 36 to 48 months.

The Company had cash and cash equivalents of $3,043,654 at December 31, 2007. Cash provided by operating activities for the year ended December 31, 2007 was $4,669,748. Cash generated from operations includes net income of $1,768,593, depreciation and amortization of $1,511,191, minority interest in net income of $692,209, decreases in inventory of $314,799, accounts receivable of $96,668, deposits and other assets of $33,192, and stock-based compensation expense of $100,699 and increases in accounts payable and accrued expenses of $185,677; offset by an increase in prepaid expenses of $12,960. Cash used in investing activities was $843,399 related to the purchase of property and equipment of $271,260 and to cash distributions of $721,719 to members of limited liability companies; offset by net proceeds of $4,580 from the disposition of property and equipment and contributions from new members to limited liability companies of $145,000. Cash used for financing activities was $2,101,307 from payments on lease and debt obligations of $1,062,873 and $238,185, respectively, payment of loan fees of $10,000, and payment of dividends on common stock of $1,094,249; offset by proceeds from equipment refinancing of $300,000 and proceeds of $4,000 from the exercise of common stock options. In addition, during the year ended December 31, 2007 we borrowed and repaid $16,676,000 under our revolving line of credit.

The Company had cash and cash equivalents of $1,318,612 at December 31, 2006. Cash provided by operating activities for the year ended December 31, 2006 was $3,088,327. Cash generated from operations includes net income of $2,723,967, depreciation and amortization of $1,176,270, minority interest in net income of $443,739 and a net increase in accounts payable and accrued expenses and other liabilities of $372,887; offset by an increase in deferred tax assets of $905,400, accounts receivable, inventory, other income – non cash, prepaid expenses, and deposits and other assets of $706,653. Cash used in investing activities was $630,363 related to the purchase of property and equipment of $338,867 and to cash distributions of $415,234 to members of limited liability companies, offset by contributions of $97,500 from members in two new limited liability companies, and net proceeds of $26,238 from the disposition of property and equipment. Cash used for financing activities was $1,724,729 from payments on lease and debt obligations of $749,215 and $425,153, respectively, payment of dividends on common stock of $512,861 and payment of loan fees of $37,500. In addition, during the year ended December 31, 2006 we borrowed and repaid $15,840,022 under our line of credit.

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of our Company. Our Company and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in this report and other Company filings with the Securities and Exchange Commission and in our reports to stockholders. Statements that relate to other than strictly historical facts, such as statements about the Company's plans and strategies and expectations for future financial performance are forward-looking statements within the meaning of the Act. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will” and other similar expressions identify forward-looking statements. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance, and speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. See “Risk Factors” for a discussion of events and circumstances that could affect our financial performance or cause actual results to differ materially from estimates contained in or underlying our forward-looking statements.

Item 7. Financial Statements

Financial Statements

The report of the Independent Registered Public Accounting Firm, Financial Statements and Schedules are set forth beginning on page F-1 of this Annual Report on Form 10-KSB following this page.

EMERGENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

EMERGENT GROUP INC. AND SUBSIDIARIES
CONTENTS
December 31, 2007

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	F-2

Consolidated Statements of Income	F-3

Consolidated Statements of Shareholders’ Equity	F-4

Consolidated Statements of Cash Flows	F-5

Notes to Consolidated Financial Statements	F-6 – F-18

(i)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Emergent Group Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Emergent Group Inc. and Subsidiaries (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emergent Group Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

ROSE, SNYDER & JACOBS
A Corporation of Certified Public Accountants

Encino, California
March 12, 2008

Emergent Group Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2007	2006
ASSETS

Current assets
Cash	$3,043,654	$1,318,612
Accounts receivable, net of allowance for doubtful
accounts of $17,460 and $19,478	2,313,084	2,385,234
Inventory	504,792	819,591
Prepaid expenses	164,857	151,897
Deferred income taxes	915,488	905,400
Total current assets	6,941,875	5,580,734

Property and equipment, net of accumulated depreciation and
amortization of $5,954,233 and $4,570,113	4,142,230	3,918,767
Goodwill	1,120,058	1,120,058
Other intangible assets, net of accumulated amortization of
$172,355 and $114,940	93,930	151,345
Deposits and other assets	104,758	159,330
Total assets	$12,402,851	$10,930,234

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Current portion of capital lease obligations	$1,143,198	$915,230
Current portion of notes payable	100,888	238,186
Accounts payable	709,027	750,040
Dividends payable	1,686,095	1,094,249
Accrued expenses and other liabilities	1,559,046	1,436,387
Total current liabilities	5,198,254	4,434,092

Capital lease obligations, net of current portion	2,341,710	1,855,054
Notes payable, net of current portion	-	100,888
Total liabilities	7,539,964	6,390,034
Minority interests	592,807	457,317

Shareholders' equity
Preferred stock, $0.001 par value, non-voting, 10,000,000
shares authorized, no shares issued and outstanding	-	-
Common stock, $0.04 par value, 100,000,000 shares authorized
5,619,392 and 5,428,604 shares issued and outstanding	224,772	217,143
Additional paid-in capital	14,836,263	14,739,193
Accumulated deficit	(10,790,955)	(10,873,453)
Total shareholders' equity	4,270,080	4,082,883
Total liabilities and shareholders' equity	$12,402,851	$10,930,234

The accompanying notes are an integral part of these financial statements.

Emergent Group Inc. and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
	2007	2006

Revenue	$17,661,541	$15,929,243
Cost of goods sold	10,473,805	9,594,557
Gross profit	7,187,736	6,334,686

Selling, general, and administrative expenses	4,390,996	4,016,689
Income from operations	2,796,740	2,317,997

Other income (expense)
Interest expense	(212,422)	(174,625)
Gain on disposal of property and equipment	8,214	15,473
Other income, net	52,104	143,354
Total other income (expense)	(152,104)	(15,798)

Income before provision for income taxes
and minority interests	2,644,636	2,302,199
Provision for income taxes	(193,922)	(39,893)
Reversal of deferred tax valuation allowance	10,088	905,400
Income before minority interest	2,460,802	3,167,706

Minority interests in income of consolidated
limited liability companies	(692,209)	(443,739)
Net income	$1,768,593	$2,723,967
Basic earnings per share	$0.32	$0.50
Diluted earnings per share	$0.31	$0.47
Basic weighted average shares outstanding	5,533,348	5,455,266
Diluted weighted-average shares outstanding	5,798,015	5,801,762

The accompanying notes are an integral part of these financial statements.

Emergent Group Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2006	5,451,631	$218,065	$14,684,050	$(12,511,504)	$2,390,611

Common stock issued as restricted stock awards	5,000	200	(200)		-

Exercise of common stock options	13,636	545	(545)		-

Amortization of stock-based compensation			77,970		77,970

Common stock adjustment related to acquired assets	(41,663)	(1,667)	(22,082)		(23,749)

Dividend declared to common shareholders				(1,085,916)	(1,085,916)

Net income				2,723,967	2,723,967

Balance, December 31, 2006	5,428,604	217,143	14,739,193	(10,873,453)	4,082,883

Common stock issued as restricted stock awards	115,500	4,620	(4,620)		-

Exercise of common stock options	75,288	3,009	991		4,000

Amortization of stock-based compensation			100,699		100,699

Dividend declared to common shareholders				(1,686,095)	(1,686,095)

Net income				1,768,593	1,768,593

Balance, December 31, 2007	5,619,392	$224,772	$14,836,263	$(10,790,955)	$4,270,080

The accompanying notes are an integral part of these financial statements.

Emergent Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006

Cash flows from operating activities
Net income	$1,768,593	$2,723,967
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,482,732	1,142,423
Amortization of finance fees	28,459	33,847
(Gain) loss on disposal of property and equipment and other	(8,214)	(15,474)
Provision for doubtful accounts	(2,018)	(1,009)
Minority interests in income	692,209	443,739
Stock-based compensation expense	100,699	77,970
Other income	-	(95,688)
Deferred income taxes	(10,088)	(905,400)
(Increase) decrease in
Accounts receivable	96,668	(477,101)
Inventory	314,799	(144,032)
Prepaid expenses	(12,960)	1,629
Deposits and other assets	33,192	(69,431)
Increase (decrease) in
Accounts payable	(41,010)	111,744
Accrued expenses	226,687	261,143
Net cash provided by operating activities	4,669,748	3,088,327

Cash flows from investing activities
Purchases of property and equipment	(271,260)	(338,867)
Cash paid to members of limited liability companies	(721,719)	(415,234)
Contributions from members of limited liability companies	145,000	97,500
Proceeds from the sale of property and equipment	4,580	26,238

Net cash used in investing activities	(843,399)	(630,363)

Cash flows from financing activities
Payments on capital lease obligations	(1,062,873)	(749,215)
Payment of dividends on common stock	(1,094,249)	(512,861)
Payment of loan fees	(10,000)	(37,500)
Borrowings under line of credit	16,676,000	15,840,022
Repayments on line of credit	(16,676,000)	(15,840,022)
Payments on notes payable, net	(238,185)	(425,153)
Proceeds from equipment refinancing	300,000	-
Proceeds from the exercise of common stock options	4,000	-

Net cash used in financing activities	(2,101,307)	(1,724,729)

Net increase in cash	1,725,042	733,235

Cash, beginning of period	1,318,612	585,377
Cash, end of period	$3,043,654	$1,318,612
Supplemental disclosures of cash flow information:
Interest paid	$256,779	$196,388

Income taxes paid	$95,567	$53,044

Supplemental schedule of noncash investing and financing activities:

During the year ended December 31, 2007 and 2006, the Company incurred capital lease obligations of $1,806,508 and $2,662,067, respectively, for medical equipment.

During the year ended December 31, 2007 and 2006, stock options were exercised utilizing the cashless exercise provision of the Plan in the amount of $30,092 and $6,300, respectively.

The accompanying notes are an integral part of these financial statements.

EMERGENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 1- ORGANIZATION AND BUSINESS

General

Emergent Group Inc. (“Emergent”) is the parent company of PRI Medical Technologies, Inc. (“PRI Medical”), its wholly owned and only operating subsidiary. Emergent and PRI Medical are hereinafter referred to as the “Company.” PRI Medical provides mobile laser/surgical services on a per procedure basis to hospitals, out-patient surgery centers, and physicians' offices. Medical lasers and other equipment are provided to customers along with technical support personnel to ensure that such equipment is operating correctly. PRI Medical currently offers its services in California, Nevada, Colorado, Utah and Arizona.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include the accounts of Emergent and its wholly owned subsidiaries. In addition, in accordance with the Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities” the Company has accounted for its equity investments in ten limited liability companies under the full consolidation method. All significant inter-company transactions and balances have been eliminated through consolidation.

Revenue Recognition
Revenue is recognized when the services are performed and billable. We are required to make judgments based on historical experience and future expectations, as to the realizability of goods and services billed to our customers. These judgments are required to assess the propriety of the recognition of revenue based on Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” and related guidance. We make such assessments based on the following factors: (a) customer-specific information and (b) historical experience for issues not yet identified.

Cash
Cash consists of cash on hand and in banks. The Company maintains cash at several financial institutions. At times, such cash balances may be in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000. As of December 31, 2007 and 2006, uninsured portions of balances at those banks amounted to $2,672,072 and $815,582 respectively. The Company has not experienced losses in such accounts and believes it is not exposed to any significant risk on cash.

Accounts Receivable and Concentration ofBusiness and Credit Risks
We market our services primarily to hospitals, out-patient centers and physicians located in California, Nevada, Utah, Colorado and Arizona. Our equipment rental and technician services are subject to competition from other similar businesses.

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

EMERGENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Inventory
Inventory is stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Property and Equipment
Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of generally five years. Betterments, renewals, and extraordinary repairs that extend the life of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation and amortization applicable to retired assets are removed from the Company's accounts, and the gain or loss on dispositions, if any, is recognized in the consolidated statements of income.

Impairment ofLong-Lived Assets and Intangibles
The Company reviews its long-lived assets for impairment in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) 144 annually whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. In addition to goodwill, other intangible assets include covenant not-to-compete and customer lists of $86,916 and $7,014, net of accumulated amortization. Covenants not-to-compete and customer lists are generally amortized over their estimated useful lives of five years.

Fair Value ofFinancial Instruments
For certain of the Company’s financial instruments, including cash, accounts receivable, prepaid expenses, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment, using the modified prospective method. Under this method, compensation cost recognized during the years ended December 31, 2007 and 2006 includes compensation cost for all share-based payments granted prior to but not yet vested as of January 1, 2006, and all grants subsequent to that date, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized over the remaining vesting period for such options. During the year ended December 31, 2007, the Company granted 12,500 options to purchase common stock to various employees of the Company. There were no options granted during the year ended December 31, 2006. For the years ended December 31, 2007 and 2006 compensation costs related to common stock options were $10,864 and $12,187, respectively. With respect to 2006, basic and diluted earnings per share of $0.50 and $0.47 for the year did not change as a result of implementing SFAS No. 123R. In addition, the implementation of SFAS No. 1 23R, effective January 1, 2006, did not have a significant impact on our financial position, results of operations or cash flows.

EMERGENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Advertising Expense
The Company expenses advertising in the periods the services are performed. For the years ended December 31, 2007 and 2006, advertising expense was $33,374 and $41,358, respectively.

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

Earnings Per Share
The Company utilizes SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. As of December 31, 2007 and 2006, common stock equivalents used in determining fully diluted shares outstanding consist only of options to purchase common stock. The components of basic and diluted earnings per share are as follows:

	Years Ended December 31,
	2007	2006
Numerator -
Net income attributable to common shareholders	$1,768,593	$2,723,967
Denominator -
Weighted-average number of common shares outstanding during the year	5,533,348	5,455,266
Dilutive effect of stock options	264,667	346,496
Common stock and common stock
equivalents used for diluted earnings per share	5,798,015	5,801,762

EMERGENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

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

NOTE 3- INVENTORY

Inventory consists of the following:

	December 31,
	2007	2006
Fibers, kits and other disposables	$559,791	$882,999
Less: reserve for excess/obsolete inventory	(54,999)	(63,408)

Total	$504,792	$819,591

NOTE 4- EQUITY INVESTMENT IN LIMITED LIABILITY COMPANIES

In connection with expanding its business in certain commercial and geographic areas, PRI Medical will at times help to form Limited Liability Companies (“LLCs”) in which it will acquire either a minority or majority interest and offer the remaining interests to other investors. These LLCs acquire certain medical equipment for use in their respective business activities which generally focus on surgical procedures. PRI Medical helped to form and acquire equity interests in various LLCs in Colorado and California and currently holds interests in ten LLCs as of December 31, 2007. During 2007, PRI Medical helped to form four new LLCs, which subsequently raised total capital of $145,000 from third party investors. Such LLCs will acquire medical equipment for rental purposes under equipment party leases. The third party investors in each respective LLC generally provide the lease financing company with individual proportionate lease guarantees based on their respective ownership percentages in the LLCs. In addition, PRI Medical provides the financing company with its corporate guarantee based on its respective ownership interest in each LLC. In some cases, PRI Medical may provide an overall corporate guarantee to financing companies in connection with equipment financing transactions. In such instances, the individual investors in each respective LLC will generally indemnify PRI Medical against losses, if any, incurred in connection with its corporate guarantee.

EMERGENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

For the years ended December 31, 2007 and 2006, in accordance with the Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities”, the Company accounted for its equity investments in its LLCs under the full consolidation method whereby transactions between the Company and LLCs have been eliminated through consolidation.

NOTE 5- PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2007	2006
Rental equipment	$9,056,874	$7,555,921
Furniture and fixtures, including computers	306,823	270,985
Capitalized software cost	114,214	114,214
Transportation equipment	533,850	478,867
Leasehold improvements	84,702	68,893
	10,096,463	8,488,880
Less accumulated depreciation and amortization	5,954,233	4,570,113
Total	$4,142,230	$3,918,767

The historical cost value and net book value of property and equipment under lease financing at December 31, 2007 is $4,873,738 and $3,402,935, respectively, and $3,490,081 and $2,875,204, respectively, as of December 31, 2006.

Depreciation and amortization expense for property and equipment was $1,424,896 and $1,079,162 for the years ended December 31, 2007 and 2006, respectively.

NOTE 6- LINE OF CREDIT

The Company maintains a revolving credit line (the “Revolver”) for $1 million, which is collateralized by accounts receivable and certain fixed assets. Borrowings under the Revolver, as amended, are based on 80% of eligible receivables, as defined. In addition, the Revolver provides for an annual renewal fee equal to 1% of the capital availability amount, as defined. Borrowings under the Revolver bear interest at the prime rate (7.25% as of December 31, 2007), plus 2%. In May 2007, the Revolver automatically renewed for a one year period and the Company paid the lender a renewal fee of $10,000, which is being amortized over the loan term. As of December 31, 2007 and 2006 there were no amounts were outstanding under the Revolver.

The Revolver, as amended, requires the Company to maintain a tangible net worth of at least $1.5 million and requires the lender to pay the Company interest on cash collections in excess of amounts borrowed under the Revolver at a rate of 2.25% below the prime rate. As of December 31, 2007 the Company was in compliance with the terms of its revolving credit agreement.

The Company incurred interest expense on borrowings under its Credit Facility of $-0- and $27,326 for the years ended December 31, 2007 and 2006, respectively, which is included in interest expense in the accompanying statements of income. In addition, loan fee amortization expense related to the Credit Facility was $28,459 and $33,828 for the years ended December 31, 2007 and 2006, respectively.

EMERGENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 7- NOTES PAYABLE

Notes payable consists of the following:

	December 31,
	2007	2006

Note payable to a finance company, interest at 6.75% with principal and interest payments of $18,013 due monthly through May 2007. The note is collateralized by certain medicalequipment.	$-	$88,555

Term note payable to a capital company, with interest and principal payable monthly at the prime rate plus 2%. The note is collateralized by accounts receivable and equipment, unpaid principal and interest are due on May 27, 2007.	-	48,740

Note payable to certain principals of Seller in connection with the purchase of certain operating assets, non-compete agreements and customer list. Quarterly principal payments of $25,222, as adjusted, due beginning on February 1, 2006.	100,888	201,779

	100,888	339,074
Less current portion	100,888	238,186

Long-term portion	$-	$100,888

NOTE 8- ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consists of the following:

	December 31,
	2007	2006
Accrued payroll and payroll related amounts	$880,702	$808,589
Accrued payable – vendors	112,456	64,516
Accrued payable – equipment purchases	75,000	170,000
Accrued professional fees	47,708	40,608
Sales taxes payable	99,488	101,231
Other	343,692	251,443
Total	$1,559,046	$1,436,387

EMERGENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 9- COMMITMENTS AND CONTINGENCIES

Operating and Capital Leases
In December 2006, in connection with the termination/expiration of its prior office/warehouse lease, the Company relocated its principal executive offices to a new facility located in Sun Valley, California, where it leases approximately 13,000 square feet of office/warehouse space for its operations. The new five-year lease agreement currently provides for monthly rent of approximately $11,900, including reimbursements for common area expenses, tenant improvement costs, property taxes and insurance. Base rent is subject to an annual increase of 4%. Total rent expense incurred for the years ended December 31, 2007 and 2006 was $117,483 and $201,547, respectively. In addition, the Company leases three other office/warehouse facilities in Northern California, Colorado and Nevada with a total of approximately 4,000 square feet. Total rent expense incurred for these facilities was $43,368 and $42,169 for the years ended December 31, 2007 and 2006, respectively.

The Company leases certain of its vehicles under various operating and financing leases. The operating leases are scheduled to expire between July 2008 and January 2012. Thereafter, such leases will continue under a month-to-month lease term until such time the vehicles are either returned to the lessor or purchased. Total rental expenses for vehicles for the years ended December 31, 2007 and 2006 was $88,137 and $68,088, respectively.

In May 2006 the Company entered into a master lease agreement with a bank to provide a lease line of credit of for the financing of equipment purchases. Under the agreement, the Company may finance equipment purchases on an installment basis at a rate of interest determined at each respective borrowing date. Such rates will generally approximate the bank’s prime rate. As of December 31, 2007, we had $614,265 outstanding under the lease line of credit payable in monthly installments over a term of 36 to 48 months, which is included in the table below.

At December 31, 2007 the Company is obligated under several capital equipment leases with various finance companies. The capital leases bear interest at rates between 6.50% and 11.51% per annum. The monthly capital lease payments range between $508 to $10,107 and terminate through November 2012.

EMERGENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Future minimum lease payments under operating and capital leases at December 31, 2007 are as follows:

Year Ending December 31,	Operating Leases	Capital Leases
2008	$164,987	$1,392,511
2009	170,143	1,254,791
2010	175,840	819,282
2011	171,400	408,229
2012	77,823	104,798
Total minimum lease payments	$760,193	3,979,611
Less amounts representing interest		494,703
Less current portion		1,143,198
Long-term portion		$2,341,710

Litigation

From time to time, we may become involved in litigation arising out of operations in the normal course of business. Except for the matter discussed below, as of December 31, 2007, we are not a party to any pending legal proceedings the outcome of which could reasonably be expected to have a material adverse effect on our operating results or financial position.

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

The civil lawsuit, which was signed by the clerk on February 2, 2005, is brought in the United States District Court, Southern District of New York, is an action by Plaintiff against the Company, a former director, Daniel Yun, and other parties to recover money damages for alleged fraud, negligent misrepresentations and aiding and abetting fraud. The Amended Complaint alleges that the factual basis involving the action against the Company involves alleged false representations to Plaintiff to induce him to leave his then employment in 2001 and accept the Company’s and another named Defendant’s alleged offer of employment. Plaintiff seeks compensatory damages and punitive damages each in the amount of not less than $2,100,000 together with interest thereon, reasonable attorneys’ fees and other specific relief against Defendants other than the Company. Management has denied the Plaintiff’s allegations against the Company and intends to vigorously defend this lawsuit. Management does not believe that this matter will have a significant impact on the Company’s financial position or results of operations.

EMERGENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 10- SHAREHOLDERS' EQUITY

Common Stock

During the year ended December 31, 2007, the Company completed the following transactions:

●
In March 2007, the Company’s Board of Directors approved the issuance and sale of 105,000 shares of restricted common stock to our executive officers and directors, subject to vesting in five equal annual installments commencing in March 2009 and the forfeiture of the non-vested portion in the event that recipient is no longer serving as an employee of our Company at the time of vesting, subject to the Board’s right to waive the forfeiture provisions.

●
In December 2007, the Company granted 10,500 restricted award shares to employees of the Company, subject to vesting in five equal annual installments commencing December 5, 2008 and the forfeiture of the non-vested portion in the event that recipient is no longer serving as an employee of our Company at the time of vesting, subject to the Board’s right to waive the forfeiture provisions.

●
In December 2007, 12,500 options to purchase common stock were granted to various employees of the Company, subject to vesting in five equal annual installments commencing December 5, 2008 and the forfeiture of the non-vested portion in the event that recipient is no longer serving as an employee of our Company at the time of vesting, subject to the Board’s right to waive the forfeiture provisions.

●	An aggregate of 82,186 employee stock options were exercised, utilizing the cashless exercise provision in the plan, in exchange for 73,288 shares of common stocks.

●	On December 5, 2007 the Company’s Board of Directors declared a cash dividend of $0.30 per share to our common shareholders of record on December 28, 2006, which was paid on January 9, 2008.

Stock Option Plans

In April 2002, the Company adopted the 2002 Employee Benefit and Consulting Services Compensation Plan (the “2002 Plan”). The purpose of the 2002 Plan is to provide incentive to key employees, officers, and consultants of the Company who provide significant services to the Company. As of December 31, 2007, there are 650,000 common shares authorized for grant under the 2002 Plan. Options will not be granted for a term of more than ten years from the date of grant. Generally, options will vest evenly over a period of five years, and the 2002 Plan expires in March 2012.

Since shareholder approval was not obtained on or before April 1, 2003, all incentive stock options granted under the 2002 Plan have automatically become non-statutory stock options, and the Board is limited to granting non-statutory stock options under the 2002 Plan.

Non-statutory stock options may be granted at any price determined by the Board even if the exercise price of the options is at a price below the fair market value of the Company’s common stock on the date of grant. The purchase price of an incentive stock option may not be less than the fair market value of the common stock at the time of grant, except in the case of a 10% shareholder who receives an incentive stock option; the purchase price may not be less than 110% of such fair market value. The aggregate fair market value of the stock for which incentive stock options are exercisable by any employee during any calendar year must not exceed $100,000.

EMERGENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

During the years ended December 31, 2007 and 2006, the Company issued to employees options to purchase 12,500 and -0- shares of common stock under the 2002 Plan. The options granted in 2007 have a 10-year term and are exercisable at $3.05 per share. Generally, one-fifth of each issuance vests over five consecutive years. During the years ended December 2007 and 2006, options to purchase 5,850 and 16,437 shares of common stock were cancelled due to employee terminations.

The Company has established two other stock option plans, neither of which have any material amount of shares authorized and/or outstanding under the Plan. However, outstanding shares under such plans are included in the table below.

A summary of the Company's outstanding options and activity is as follows:

	Number of Options	Weighted-Average Exercise Price
Outstanding, January 1, 2006	431,099	$1.45
Granted	-	$-
Exercised	(15,750)	$0.40
Canceled	(16,437)	$5.82
Outstanding, December 31, 2006	398,912	$1.20
Granted	12,500	$3.05
Exercised	(84,186)	$0.44
Canceled	(5,850)	$0.40
Outstanding, December 31, 2007	321 ,376	$1.48
Exercisable, December 31, 2007	253,555	$1.64

The weighted-average remaining contractual life of the options outstanding at December 31, 2007 is 5.05 years. The exercise prices for the options outstanding at December 31, 2007 ranged from $0.40 to $162.16, and information relating to these options is as follows:

EMERGENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price of Options Outstanding	Weighted- Average Exercise Price of Options Exercisable
$0.40	299,027	243,706	5.09 years	$0.40	$0.40
$3.05 - 8.00	14,500	2,000	5.00 years	$3.73	$8.00
$20.00 - 51.00	7,844	7,844	3.60 years	$38.41	$38.41
$162.16	5	5	1.40years	$162.16	$162.16
$0.40–162.16	321,376	253,555	5.65 years	$1.48	$1.64

As of December 31, 2007, the total unrecognized fair value compensation cost related to unvested stock options was $38,642, which is to be recognized over a remaining weighted average period of approximately 3.2 years.

	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

Non Vested, January 1, 2006	162,813		$0.47
Granted	-		$-
Forfeited	(16,437)		$4.74
Vested	(42,025)		$1.72
Non Vested, December 31, 2006	104,351	5.25	$0.40
Granted	12,500		$3.05
Forfeited	(5,850)		$0.40
Vested	(43,180)		$0.40
Non Vested, December 31, 2007	67,821	4.76	$0.89

In December 2007, the Company granted 12,500 options to purchase common stock to various employees of the Company. The fair value of such options was $11,239, which was determined using the Black-Scholes option-pricing model with the following assumptions: dividend yields of 8%, expected volatility of 60%, risk-free interest rates of 3.5% and expected life of seven years.

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

EMERGENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

In addition to options granted under the 2002 Plan, as of December 31, 2007 we have 225,500 restricted award shares issued and outstanding, which vest in equal installments over five years from the date of issuance. Such award shares are issued from time to time to executive officers, directors and employees of the Company. Non-vested award shares are subject to forfeiture in the event that recipient is no longer employed by the Company at the time of vesting, subject to the Board’s right to waive the forfeiture provisions. Compensation expense related to such shares is determined as of the issuance date based on the fair value of the shares issued and is amortized over the related vesting period. Compensation expense related to award shares was $68,169 and $13,783 for the years ended December 31, 2007 and 2006, respectively.

NOTE 11-INCOME TAXES

The components of the income tax provision for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
Current	$193,922	$39,893
Deferred	(10,088)	(905,400)
Total	$183,834	$(865,507)

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes was as follows for the years ended December 31, 2007 and 2006:

	2007	2006
Income tax computed at federal statutory tax rate	34.00%	34.00%
State taxes, net of federal benefit	2.76	4.71
Minority interest	(9.06)	(6.55)
Return to provision reconciliation	1.46	(39.31)
Other	0.37	1.94
Decrease in valuation allowance	(23.06)	(32.40)
Total	6.47%	(37.61)%

The tax effects of temporary differences that give rise to deferred taxes at December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets
Fixed assets	$(237,769)	$(58,386)
Capital loss carryover	1,321,645	1,321,645
Net operating loss carryforwards	3,160,312	4,093,175
Other	11,263	(501,152)
Total gross deferred tax assets	4,255,451	4,855,282
Less valuation allowance	3,339,963	3,949,882
Net deferred tax assets	$915,488	$905,400

EMERGENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

During the fourth quarter of 2007 and 2006, we reversed $10,088 and $905,400, respectively of our valuation allowance on deferred tax assets relating to prior year net operating losses. As required by SFAS 109, we did not reverse the valuation allowance until it was more likely than not that the tax asset would be realized.

As of December 31, 2007, the Company had approximately $9,295,000 in federal net operating loss carryforwards and $-0- in California net operating loss carryforwards attributable to losses incurred since the Company’s inception that may be offset against future taxable income through 2020 and 2010, respectively. Because of statutory ownership changes, the amount of operating loss carryforwards which may be utilized in future years is subject to significant limitations.

The Company has adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement 109, "Accounting for Income Taxes", and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company files income tax returns with the Internal Revenue Service (“IRS”) and various state jurisdictions. For jurisdictions in which tax filings are prepared, the Company is no longer subject to income tax examinations by state tax authorities for years through 2002, and by the IRS for years through 2003. Our review of prior year tax positions using the criteria and provisions presented in FIN 48 did not result in a material impact on the Company’s financial position or results of operations.

NOTE 12- BENEFIT PLAN

The Company has a profit sharing plan established in accordance with Section 401(k) of the Employee Retirement Income Security Act of 1974, as amended. Substantially all full-time employees with specific periods of service are eligible to participate. Employee contributions to the plan are elective. For the years ended December 31, 2007 and 2006, the Company provided matching contributions to the plan of $13,167 and $11,619, respectively.

NOTE 13- RELATED PARTY TRANSACTIONS

The Company incurred reimbursable expenses of $41,476 and $34,297 to BJH Management, LLC, which is owned by the Company’s Chairman and Chief Executive Officer, for office rent and related expenses for the years ended December 31, 2007 and 2006, respectively.

Pursuant to a Service Agreement dated as of July 1, 2006 (the “Services Agreement”), the Company entered into an agreement with BJH Management LLC (“BJH”) to secure the services of Bruce J. Haber (“Haber”) as its Chief Executive Officer and as its Chairman of the Board. The Service Agreement provides for a monthly fee of $15,167 and reimbursement of ordinary and necessary business expenses incurred in connection with such services. Pursuant to the Services Agreement, for services provided, the Company paid BJH base fees of $182,000 and $91,000, for the year ended December 31, 2007 and 2006, respectively. In addition, BJH earned incentive compensation for the year ended December 31, 2007 and 2006 of $156,493 and $157,860, respectively. The Company reimbursed Mr. Haber for business expenses in the amounts of $59,755 and $25,616 for the years ended December 31, 2007 and 2006, respectively.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8.A.(T)  Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2007. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our independent auditors have not audited and are not required to audit this assessment of our internal control over financial reporting for the fiscal year ended December 31, 2007.

Item 8.B.  Other Information.

Not Applicable.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The names, ages and principal occupations of the Company's present officers and directors are listed below.

Name (1)	Age	First Became Director and/or Officer	Position
Bruce J. Haber	55	2003	Chairman of the Board and Chief Executive Officer
Louis Buther	54	2003	President and Chief Operating Officer
William M. McKay	53	2002	Chief Financial Officer, Treasurer and Secretary
Mark Waldron	40	2000	Director
Howard Waltman	75	2001	Director
K. Deane Reade, Jr.	67	2005	Director
__________________
(1)           Directors are elected at the annual meeting of stockholders and hold office until thefollowing annual meeting.

The terms of all officers expire at the annual meeting of directors following the annual stockholders meeting. Officers serve at the pleasure of the Board and may be removed, either with or without cause, by the Board of Directors, and a successor elected by a majority vote of the Board of Directors, at any time.  There is currently one vacancy on the Company’s Board of Directors.

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

           Mark Waldron has served as a director of the Company since August 2000. Mr. Waldron also served as President and Chief Executive Officer of the Company between August 2000 and January 2003. Since 1998 Mr. Waldron's principal occupation has been as a private investor.  Mr. Waldron is the President of Arcticor Structures Inc, which he co-founded in 2006. Mr. Waldron is a former Vice President of J.P. Morgan in New York and was with the firm from 1993 to 1998. Mr. Waldron received his MBA from Northwestern University's Kellogg School of Management, and prior to attending business school worked at Bankers Trust. He received a BA with honors from the Richard Ivey School of Business at the University of Western Ontario.

Howard Waltman has served as a director of the Company and Chairman of the Compensation Committee since 2001. Since 2000, Mr. Waltman has acted as a private investor for a family limited liability corporation. Since 1986, Mr. Waltman serves as a director of Express Scripts, Inc. (“ESI”), and was its Chairman from 1986 to 2000. ESI was formed in 1986 as a subsidiary of Sanus, a company formed in 1983 by Mr. Waltman, who served as its Chairman of the Board from 1983 to 1987. Sanus was acquired by New York Life Insurance Company in 1987. ESI provides mail order pharmacy services and pharmacy claims processing services and was spun out of Sanus and taken public in June 1992. Mr. Waltman also founded Bradford National Corp. in 1968, which was sold to McDonnell Douglas Corporation in 1981. From 1996 to 2000, Mr. Waltman served as a director of Computer Outsourcing Services, Inc. Mr. Waltman is currently a director of a number of privately held companies.

K. Deane Reade, Jr. has been a Director of the Company since September 2005. He currently serves as Chairman of the Audit Committee. Mr. Reade is a founder and, since 1975, has served as President and a director of Bangert, Dawes, Reade, Davis & Thom, Incorporated, a private investment banking firm with offices in New York and San Francisco. Between 1989 and 1996, Mr. Reade served as Managing Director of John Hancock Capital Growth Management, Inc. and was a General Partner of its affiliate Gramercy Hills Partners. Mr. Reade is a graduate of Rutgers University. He is a director of ABC Estonian Shares, a closed end fund (Isle of Man, UK); Abakus Management Co., an investment management company (Tallinn, Estonia); Myers Industries, Inc. (Lincoln, Illinois). He currently serves as a Trustee of private trusts, charitable foundations and is on the advisory board of Trail Blazers Camps, Inc. (New York, N.Y.) a 100 year old social service organization with a year round educational program for disadvantaged children from the Metropolitan New York - New Jersey area.

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

•
to review and approve corporate goals and objectives relevant to senior executive compensation, evaluate senior executive performance in light of those goals and objectives, and to set the senior executive compensation levels based on this evaluation;

•	to approve employment contracts of its officers and employees and consulting contracts of other persons;
•	to make recommendations to the Board with respect to incentive compensation plans and equity-based plans, including, without limitation, the Company’s stock options plans; and
•	to administer the Company’s stock option plans and grant stock options or other awards pursuant to such plans.

Audit Committee

The members of the Company’s audit committee consist of Howard Waltman and K. Deane Reade, Jr. as its Chairman, each of whom are determined by Management to be independent directors. K. Deane Reade, Jr. may be deemed a “Financial Expert” within the meaning of Sarbanes Oxley Act of 2002, as amended. Under the National Association of Securities Dealers Automated Quotations (“NASDAQ”) definition, an “independent director means a person other than an officer or employee of the Company or its subsidiaries or any other individuals having a relationship that, in the opinion of the Company’ board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director. The board’s discretion in determining director independence is not completely unfettered.” Further, under the NASDAQ definition, an independent director is a person who (1) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years), employed by the company; (2) has not (or whose immediate family members have not) been paid more than $60,000 during the current or past three fiscal years;  (3) has not (or whose immediately family has not) been a partner in or controlling shareholder or executive officer of an organization which the company made, or from which the company received, payments in excess of the greater of $200,000 or 5% of that organizations consolidated gross revenues, in any of the most recent three fiscal years; (4) has not (or whose immediate family members have not), over the past three years been employed as an executive officer of a company in which an executive officer of Emergent has served on that company’s compensation committee; or (5) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years) a partner of Emergent’s outside auditor. The term “Financial Expert” is defined as a person who has the following attributes: an understanding of generally accepted accounting principals and financial statements; has the ability to assess the general application of such principals in connection with the accounting for estimates, accruals and reserves; experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements, or experience actively supervising one or more persons engaged in such activities; an understanding of internal controls and procedures for financial reporting; and an understanding of audit committee functions.

Effective May 20, 2003, the Board adopted a written charter for its Audit Committee. The charter includes, among other things:

•
being directly responsible for the appointment, compensation and oversight of the independent auditor, which shall report directly to the Audit Committee, including resolution of disagreements between management and the auditors regarding financial reporting for the purpose of preparing or issuing an audit report or related work;

•	annually reviewing and reassessing the adequacy of the committee's formal charter;
•	reviewing the annual audited financial statements with the Company's management and its independent auditors and the adequacy of its internal accounting controls;
•
reviewing analyses prepared by the Company's management and independent auditors concerning significant financial reporting issues and judgments made in connection with the preparation of its financial statements;

•	reviewing the independence of the independent auditors;
•
reviewing the Company's auditing and accounting principles and practices with the independent auditors and reviewing major changes to its auditing and accounting principles and practices as suggested by the independent auditor or its management;

•	reviewing all related party transactions on an ongoing basis for potential conflict of interest situations; and
•	all responsibilities given to the Audit Committee by virtue of the Sarbanes-Oxley Act of 2002 (which was signed into law by President George W. Bush on July 30, 2002) and all amendments thereto.

Code of Ethics

Effective March 3, 2003, the Securities & Exchange Commission requires registrants like the Company to either adopt a code of ethics that applies to the Company’s Chief Executive Officer and Chief Financial Officer or explain why the Company has not adopted such a code of ethics. For purposes of item 406 of Regulation S-K, the term “code of ethics” means written standards that are reasonably designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•
Full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the Securities & Exchange Commission and in other public communications made by the Company;

•	Compliance with applicable governmental law, rules and regulations;
•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
•	Accountability for adherence to the code.

In this respect, the Company has adopted a code of ethics which was filed as Exhibit 14.1 to the Company’s 2003 Form 10-KSB. Changes to the Code of Ethics will be filed under a Form 8-K or quarterly or annual report under the Exchange Act.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”).  Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish us with copies of all Section 16(a) forms they file. During fiscal 2007, none of our officers, directors or 10% or greater stockholders filed any forms late to the best of our knowledge.

Item 10.  Compensation of Directors and Executive Officers.

Summary Compensation Table

The following table sets forth the overall compensation earned over the fiscal years ended December 31, 2007 and 2006 by (1) each person who served as the principal executive officer of the Company during fiscal year 2007; (2) the Company’s two most highly compensated executive officers as of December 31, 2007 with compensation during fiscal year 2007 of $100,000 or more; and (3) those two individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of the Company as of December31, 2007.

						Salary Compensation
Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Restricted Stock Awards (1)(5)(6)(7)	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)(3)(8)(9)	Total ($)
Bruce J. Haber	2007	$182,000	(8)	$156,500	$32,385	-0-	-0-	-0-	$19,200	$390,085
Chief Executive Officer (4)	2006	182,000		157,860	22,460	-0-	-0-	-0-	6,400	368,720

Louis Buther	2007	$161,000		$156,500	$20,913	-0-	-0-	-0-	$12,000	$350,413
President	2006	161,000		157,860	15,650	-0-	-0-	-0-	4,000	338,510

William M. McKay	2007	$140,000		$105,750	$10,148	$2,184	-0-	-0-	$21,588	$279,670
Chief Financial Officer (9)	2006	140,000		106,430	11,110	2,650	-0-	-0-	16,848	277,038
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

(2)
Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the named executive officer; and (vii) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

(3)	Includes compensation for service as a director described under Director Compensation, below.

(4)	The services of Bruce J. Haber are provided to us pursuant to a Services Agreement with BJH Management LLC, a privately held company owned by Bruce Haber.

(5)
On March 19, 2007, Messrs Haber, Buther and McKay were granted restricted stock award shares of 40,000, 25,000 and 10,000, respectively, which vest in equal installments over five years. Compensation expense at $3.25 per share related to such restricted award shares are being amortized over the five year vesting period. The restricted stock awards of 40,000 shares, 25,000 shares and 10,000 shares were valued at $130,000, $81,250, and $32,500, respectively, based upon the closing bid price for the Company’s Common Stock.

(6)
In November 2005, Messrs Haber, Buther and McKay were granted restricted stock award shares of 40,000, 25,000 and 15,000, respectively, which vest in equal installments over five years. Compensation expense at $0.57 per share related to such restricted award shares are being amortized over the five year vesting period. At December 31, 2005, the restricted stock awards of 40,000 shares, 25,000 shares and 15,000 shares were valued at $22,800, $14,250 and  $8,550, respectively, based upon a discounted six-month weighted average due to the limited and sporadic market for the Company’s Common Stock.

(7)
In May 2005, the Company issued restricted shares to Messrs. Haber, Buther and McKay of 89,500, 64,000 and 47,000 in connection with providing limited loan guarantees to the lender in connection with the Company’s new $1 million credit facility as discussed elsewhere in this Form 10-KSB. The institutional lender released these limited guarantees in June 2006. The guarantors had each entered into an agreement with the Company to return the shares that they received in consideration of their limited guarantee in the event the guarantor on his own volition breaches (other than a breach that is cured within the terms of the limited guarantee agreement) or terminates his own respective limited guarantee, prior to the payment in full of the Company’s obligations to the lender or the voluntary release from the limited guarantees by the lender. Compensation expense at $0.40 per share related to the shares issued for the limited guarantee is amortized over the initial loan term of 24 months and the related expense for 2006 pertaining to each officer is included under restricted stock awards.

(8)
As described in footnotes 5 and 6 above, Messrs. Haber, Buther and McKay received restricted stock awards that vest over a five year period. The amount of dividends declared in 2007 to Messrs. Haber, Buther and McKay on the unvested portion of the restricted stock available was $19,200, $12,000 and $5,700, respectively. The amount of dividends declared in 2006 to Messrs. Haber, Buther and McKay on the unvested portion of the restricted stock award was $6,400, $4,000, $2,400. These amounts are included in the above table under all other compensation.

(9)	All other compensation includes company-paid medical and dental benefits of $15,888 and $14,448 for 2007 and 2006, respectively, which benefit is not available to all employees.

All other compensation in the table above does not include the business use of an apartment and/or automobile which is made available to our officers and other employees who come in from out of town to work at our executive offices in Sun Valley, California.

For a description of the material terms of each named executive officers’ employment agreement, including the terms of any contract, agreement, plan or other arrangement that provides for any payment to a named executive officer in connection with his or her resignation, retirement or other termination, or a change in control of the company see section below entitled “Employment Agreements.”

No outstanding common share purchase option or other equity-based award granted to or held by any named executive officer in 2007 were re-priced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout.

Executive Officer Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2007.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

Bruce J. Haber (1)(2)	-0-	-0-	-0-	N/A	N/A	64,000	$208,000	NA	NA

Louis Buther (1)(2)	-0-	-0-	-0-	N/A	N/A	40,000	$130,000	NA	NA

William McKay (1)(2)(3)	108,000	10,000	-0-	$0.40	3/31/12	19,000	$61,750	NA	NA
___________
(1)
In November 2005, the Company granted restricted stock awards to its executive officers for services rendered and to be rendered of 40,000 shares to Bruce J. Haber, our CEO and Chairman, 25,000 shares to Louis Buther, our President and 15,000 shares to William M. McKay, our CFO. All of the aforementioned shares shall vest in five equal annual amounts commencing November 2, 2006 and the non-vested portion is subject to forfeiture in the event that the holder is no longer serving as an officer or director of the Company, subject to the Board’s right to waive this forfeiture provision. The market values presented were computed based on the closing price of $3.25 per share for our common stock on December 31, 2007.

(2)
On March 19, 2007, the Company granted restricted stock awards to its executive officers and directors for services rendered and to be rendered of 40,000 shares to Bruce J. Haber, 25,000 shares to Louis Buther and 10,000 shares to William M. McKay. All of the aforementioned shares shall vest in five equal annual amounts commencing March 19, 2008 and the non-vested portion is subject to forfeiture in the event that the holder is no longer serving as an officer or director of the Company, subject to the Board’s right to waive this forfeiture provision.

(3)
In March 2005, Mr. McKay was granted 25,000 common stock options at an exercise price of $0.40 per share. Such options will vest in five equal annual installments from the date of issuance commencing March 22, 2006. In 2002 and 2003 Mr. McKay was granted 30,000 and 75,000 common stock options at an exercise price of $0.40 per share, respectively. Two-fifths of such options were immediately vested with the remainder vesting in equal installments over three years from the date of issuance. Accordingly, options to purchase 108,000 shares are fully vested as of the filing date of this Form 10-KSB.

Employment Agreements

Each of the following executive officers is a party to an employment agreement with the Company.

Name	Position	Annual Annual Salary	Bonus

Bruce J. Haber	Chief Executive Officer	$ 182,000 (3)	(1)

Louis Buther	President	$ 161,000	(1)

William M. McKay	Chief Financial Officer	$ 140,000	(2)
___________
(1)
In the event that pre-tax profits (subject to certain adjustments approved by the Compensation Committee) before Management’s bonuses are at least $1,035,000 for a calendar year, then BJH Management LLC, for the benefit of Mr. Haber, and Louis Buther shall each receive the following: a bonus of $50,000, increasing to $75,000, if pre-tax profits are $1,150,000 plus 6% each of pre-tax profits over $1,150,000. Such bonus, if earned, will be paid within 30 days after the end of each fiscal year end of the Company.

(2)	Discretionary bonus as determined by the Compensation Committee based upon company and individual performance.

(3)	The salary shown for Mr. Haber was paid to BJH in connection with the Services Agreement, as discussed elsewhere in this Form 10-KSB.

A summary of each executive’s service or employment agreement is as follows:

Services Agreement – BJH Management LLC

Pursuant to a Service Agreement dated as of July 1, 2006 (the “Services Agreement”), the Company entered into an agreement with BJH Management LLC (“BJH”) to secure the services of Bruce J. Haber (“Haber”) as its Chief Executive Officer and as its Chairman of the Board. The Agreement provides that during the term of the Services Agreement, Haber shall be nominated for re-election to the Board. The Services Agreement, as amended, provides for certain rights and benefits to BJH and Haber for a term expiring on June 30, 2010 (which term is renewed annually thereafter unless either the Company or BJH gives the other party 90 days written notice of termination prior to the end of term) and certain obligations of BJH and Haber to the Company, all of which are summarized as follows:

•	Annual fee of $182,000, which may be increased at the sole discretion of the Board;

•	Bonuses based upon milestones as described in the table and footnotes above;

•	Three weeks paid vacation;

•	Reimbursement of reasonable travel, entertainment and office rent and other expenses incurred in connection with our business;

•
Indemnification for any claim or lawsuit which may be asserted against Haber or BJH when acting in any capacity for the Company or its business, to the fullest extent permitted by law, including participation in director and officer liability insurance;

•	Hospitalization, medical and dental insurance for Haber as is customary for most senior officers of the Company or reimburse BJH for such benefits;

•
During the term of the Services Agreement and for a six-month period thereafter, Haber and BJH shall not (except in the case of a sale or change in control of the Company) directly or indirectly (i) become interested, such as owner, officer, director, stockholder, employee or consultant in a company that competes with the current business of the Company provided that ownership of not more than 20% of a competitor shall be permissible, (ii) participate in the solicitation of any business of any type conducted by the Company from any person or entity which was or is a client, customer or prospective client or customer and/or (iii) recruit for employment at another place of employment or induce or seek to cause such person to terminate his employment with the Company with the exception of Louis Buther, President, and Haber’s Executive Assistant; and

•
BJH and Haber have also agreed to certain confidentiality provisions during the term of the Services Agreement. BJH agreed to grant the Company the right to seek equitable relief in connection with any breach of a covenant not to compete or confidentiality provision.

Termination by the Company with Cause. The Company may terminate the Services Agreement for cause (“Cause”) in the event (i) of Haber’s commission of an act involving fraud, embezzlement, or theft against the property or personnel of Company, (ii) Haber shall be convicted of, or plead nolo contendere to a felony or engages in other criminal conduct that could reasonably be expected to have a material adverse affect on the business, assets, properties, prospects, results of operations or financial condition of Company, or (iii) of the breach by Haber or BJH of the restrictive covenants contained in the Services Agreement regarding confidentiality and non-compete restrictions. In the event the Services Agreement is terminated for Cause, BJH’s Base Fee and any unearned Milestone Bonus and all benefits shall terminate immediately upon such discharge, and Company shall have no further obligations to BJH except for payment and reimbursement for any monies due which right to payment or reimbursement accrued prior to such termination.

Death or Disability.  The Company may terminate the Services Agreement upon the disability or death of Haber by giving written notice to BJH. In the case of Haber’s disability, such termination will become effective immediately upon the giving of such notice unless otherwise specified by the Company. “Disability” shall mean that for a period of more than six consecutive months in any 12-month period Haber is unable to perform the essential functions of his position because of physical, mental or emotional incapacity resulting from injury, sickness or disease. Upon any such termination, the Company shall be relieved of all its obligations under the Services Agreement, except for payment of the BJH Base Fee and Milestone Bonus earned and unpaid through the effective date of termination.

Termination by BJH. BJH may terminate this Agreement at any time by giving thirty (30) days’ prior written notice to the Company.  The Company shall be relieved of all of its obligations under this Agreement, except for payment of the BJH Base Fee and Milestone Bonus earned and unpaid through the effective date of termination and those obligations which relate to director and officer liability insurance and indemnification to the full extent permitted by law.

Employment Agreement – Louis Buther

The Company has an employment agreement dated as of December 30, 2002 with Louis Buther (“Buther”) pursuant to which Buther was hired as the Company’s President and agreed to devote his full business time, effort and attention to the Company. Buther’s Employment Agreement, as amended, provides for certain rights and benefits to Buther, currently for a term expiring on June 30, 2008 (which term is renewed annually thereafter unless either the Company or Buther gives to other party 90 days written notice of termination prior to the end of term) and it also provides for certain obligations of Buther to the Company, which are summarized as follows:

•	Annual salary of $161,000 which may be increased at the sole discretion of the Board;

•	Bonuses based upon milestones as described in the table and footnotes above;

•	Three weeks paid vacation;

•	Reimbursement of reasonable travel, entertainment and office rent and other expenses incurred in connection with our business;

•
Indemnification for any claim or lawsuit which may be asserted against Buther when acting in any capacity for the Company or its business, to the fullest extent permitted by law, including participation in director and officer liability insurance;

•	Hospitalization, medical and dental insurance for Buther as is customary for most senior officers of the Company or reimburse Buther for such benefits;

•
During the term of the Employment Agreement and for a six-month period thereafter, Buther shall not (except in the case of a sale or change in control of the Company) directly or indirectly (i) become interested, such as owner, officer, director, stockholder, employee or consultant in a company that competes with the current business of the Company provided that ownership of not more than 50% of the outstanding securities of any class of any entity that is traded on a national securities exchange or traded in the over-the-counter market of a competitor shall be permissible, (ii) participate in the solicitation of any business of any type conducted by the Company from any person or entity which was or is a client, customer or prospective client or customer and/or (iii) recruit for employment at another placement of employment or induce or seek to cause such person to terminate his employment with the Company with the exception of Bruce J. Haber, Chief Executive Officer, and Haber’s Secretary and Buther has also agreed to certain confidentiality provisions during the term of the Employment Agreement. Buther agreed to grant the Company the right to seek equitable relief in connection with any breach of a covenant not to compete or confidentiality provision.

Termination by the Company with Cause. The Company may terminate the Employment Agreement for cause (“Cause”) in the event (i) of Buther’s commission of an act involving fraud, embezzlement, or theft against the property or personnel of Company, (ii) Buther shall be convicted of, or plead nolo contendere to a felony or engages in other criminal conduct that could reasonably be expected to have a material adverse affect on the business, assets, properties, prospects, results of operations or financial condition of Company, or (iii) of the breach by Buther of the restrictive covenants contained in the Employment Agreement regarding confidentiality and non-compete restrictions. In the event the Employment Agreement is terminated for Cause, Buther’s Base Fee and any unearned Milestone Bonus and all benefits shall terminate immediately upon such discharge, and Company shall have no further obligations to Buther except for payment and reimbursement for any monies due which right to payment or reimbursement accrued prior to such termination.

Death or Disability.  The Company may terminate the Employment Agreement upon the disability or death of Buther by giving written notice to Buther. In the case of Buther’s disability, such termination will become effective immediately upon the giving of such notice unless otherwise specified by the Company.  “Disability” shall mean that for a period of more than six consecutive months in any 12-month period Buther is unable to perform the essential functions of his position because of physical, mental or emotional incapacity resulting from injury, sickness or disease. Upon any such termination, the Company shall be relieved of all its obligations under the Employment Agreement, except for payment of the Buther Base Fee and Milestone Bonus earned and unpaid through the effective date of termination.

Termination by Buther.  Buther may terminate this Agreement at any time by giving thirty (30) days’ prior written notice to the Company.  The Company shall be relieved of all of its obligations under this Agreement, except for payment of the Buther Base Fee and Milestone Bonus earned and unpaid through the effective date of termination and those obligations which relate to director and officer liability insurance and indemnification to the full extent permitted by law.

Employment Arrangement – William M. McKay

In August 2002, William M. McKay became the Company’s Chief Financial Officer pursuant to an engagement letter. As CFO, he is currently receiving a base salary of $140,000 per annum, and is eligible to receive discretionary bonuses as determined by the Compensation Committee based upon individual and/or Company performance and participates in an incentive bonus program generally based on Company performance as described. In addition, Mr. McKay receives Company-paid health insurance benefits as well as an automobile allowance of $300 per month.  Since the commencement of his employment in 2002, Mr. McKay has received ten-year options to purchase an aggregate of 130,000 shares of the Company’s Common Stock at an exercise price of $.40 per share with varying vesting dates. In the event that the Company terminates Mr. McKay without cause or upon termination subsequent to a change in control, he shall be entitled to receive six months severance pay.

CORPORATE GOVERNANCE
BOARD OF DIRECTORS

Board Members Who Are Deemed Independent

Our board of directors has determined that two of our directors, namely, Howard Waltman and K. Deane Reade, Jr., are “independent” as that term is defined by the National Association of Securities Dealers Automated Quotations (“NASDAQ”). See “Audit Committee” for a discussion of the definition of “Independent Director” and “Financial Expert.”

Director Compensation

Directors do not presently receive compensation for serving on the Board or on its committees other than the grant of stock options and/or restricted stock awards. Depending on the number of meetings and the time required for the Company’s operations, the Company may decide to compensate its directors in the future.

Restricted Stock Awards

On March 6, 2008, the Company granted restricted stock awards to its executive officers and directors for services rendered and to be rendered of 40,000 shares to Bruce J. Haber, our CEO and Chairman, 25,000 shares to Louis Buther, our President, 10,000 shares to William M. McKay, our CFO and 10,000 shares to each of our directors Howard Waltman, Mark Waldron and K. Deane Reade, Jr. All of the aforementioned shares were issued at a price of $3.02 per share and shall vest in five equal annual amounts commencing March 6, 2009 and the non-vested portion is subject to forfeiture in the event that the holder is no longer serving as an officer or director of the Company, subject to the Board’s right to waive this forfeiture provision.

On March 19, 2007, the Company granted restricted stock awards to its executive officers and directors for services rendered and to be rendered of 40,000 shares to Bruce J. Haber, our CEO and Chairman, 25,000 shares to Louis Buther, our President, 10,000 shares to William M. McKay, our CFO and 10,000 shares to each of our directors Howard Waltman, Mark Waldron and K. Deane Reade, Jr. All of the aforementioned shares were issued at a price of $3.25 per share and shall vest in five equal annual amounts commencing March 19, 2008 and the non-vested portion is subject to forfeiture in the event that the holder is no longer serving as an officer or director of the Company, subject to the Board’s right to waive this forfeiture provision.

On November 2, 2005, the Company granted restricted stock awards to its executive officers and directors for services rendered and to be rendered of 40,000 shares to Bruce J. Haber, our CEO and Chairman, 25,000 shares to Louis Buther, our President, 15,000 shares to William M. McKay, our CFO, 10,000 shares to each of our directors Howard Waltman and Mark Waldron and 5,000 shares to our director K. Deane Reade, Jr. All of the aforementioned shares were issued at a prices of $0.57 per share and shall vest in five equal annual amounts commencing November 2, 2006 and the non-vested portion is subject to forfeiture in the event that the holder is no longer serving as an officer or director of the Company, subject to the Board’s right to waive this forfeiture provision.

Travel Expenses

All directors shall be reimbursed for their reasonable out of pocket expenses associated with attending the meeting.

Director Compensation

The following table shows the overall compensation earned for the 2007 fiscal year with respect to each non-employee and non-executive director as of December 31, 2007.

	DIRECTOR COMPENSATION
Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)(5)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)(4)	Total ($)
K. Deane Reade, Jr., Director	$-0-	$5,662	$-0-	-0-	-0-	$3,900	$9,562

Howard Waltman, Director	$-0-	$6,232	$-0-	-0-	-0-	$4,800	$11,032

Mark Waldron, Director	$-0-	$6,232	$-0-	-0-	-0-	$4,800	$11,032

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

(3)
Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the director; (vii) any consulting fees earned, or paid or payable; (viii) any annual costs of payments and promises of payments pursuant to a director legacy program and similar charitable awards program; and (ix) any dividends declared or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

(4)
The three named directors noted in the above table received restricted stock awards in November 2005 and March 2007 that vest over a five year period. The amount of dividends paid in 2007, which were paid in 2007 to Messrs. Reade, Waltman and Waldron on the unvested portion of the restricted stock award was $3,900, $4,800, and $4,800, respectively. These amounts are included in the above table under all other compensation.

(5)
On March 19, 2007, the Company granted restricted stock awards for services rendered and to be rendered of 10,000 shares to each of our directors Howard Waltman, Mark Waldron and K. Deane Reade, Jr. All of the aforementioned shares were granted at a price of $3.25 per share and shall vest in five equal annual amounts commencing March 19, 2008 and the non-vested portion is subject to forfeiture in the event that the holder is no longer serving as an officer or director of the Company, subject to the Board’s right to waive this forfeiture provision.

On November 2, 2005, the Company granted restricted stock awards for services rendered and to be rendered of 10,000 shares to each of our directors Howard Waltman and Mark Waldron and 5,000 shares to our director K. Deane Reade, Jr. All of the aforementioned shares were granted at a price of $0.57 per share and shall vest in five equal annual amounts commencing November 2, 2006 and the non-vested portion is subject to forfeiture in the event that the holder is no longer serving as an officer or director of the Company, subject to the Board’s right to waive this forfeiture provision.

2002 Employee and Consulting Compensation Plan

On April 1, 2002, the Company established an Employee Benefit and Consulting Compensation Plan (the “2002 Plan”) covering 325,000 shares, which was approved by stockholders on August 5, 2003. Since stockholder approval was not obtained by April 1, 2003, all outstanding Incentive Stock Options granted under the 2002 Plan became Non-Statutory Stock Options and no Incentive Stock Options could be thereafter granted under the 2002 Plan. On March 30, 2007, the Compensation Committee of the Board of Directors approved a 325,000 share increase in the number of shares covered by the Plan to 650,000 shares. As of March 12, 2008, there were 313,527 stock options outstanding under the 2002 Plan.

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

Stock Options. A “stock option” is a contractual right to purchase a number of shares of Common Stock at a price determined on the date the option is granted. The option price per share of Common Stock purchasable upon exercise of a stock option and the time or times at which such options shall be exercisable shall be determined by the Board at the time of grant. Such option price shall not be less than 100% of the fair market value of the Common Stock on the date of grant. The option price must be paid in cash, money order, check or Common Stock of the Company. The Options may also contain at the time of grant, at the discretion of the Board, certain other cashless exercise provisions.

Options shall be exercisable at the times and subject to the conditions determined by the Board at the date of grant, but no option may be exercisable more than ten years after the date it is granted. If the Optionee ceases to be an employee of our company for any reason other than death, any option (originally granted as an incentive stock option) exercisable on the date of the termination of employment may be exercised for a period of thirty days or until the expiration of the stated term of the option, whichever period is shorter. In the event of the Optionee’s death, any option (originally granted as an incentive stock option) exercisable at the date of death may be exercised by the legal heirs of the Optionee from the date of death until the expiration of the stated term of the option or six months from the date of death, whichever event first occurs. In the event of disability of the Optionee, any Options (originally granted as an incentive stock option) shall expire on the stated date that the Option would otherwise have expired or 12 months from the date of disability, whichever event first occurs. The termination and other provisions of a non-statutory stock option shall be fixed by the Board of Directors at the date of grant of each respective option.

Common Stock Award. “Common Stock Awards” are shares of Common Stock that will be issued to a recipient at the end of a restriction period, if any, specified by the Board if he or she continues to be an employee, director or consultant of us. If the recipient remains an employee, director or consultant at the end of the restriction period, the applicable restrictions will lapse and we will issue a stock certificate representing such shares of Common Stock to the participant. If the recipient ceases to be an employee, director or consultant of us for any reason (including death, disability or retirement) before the end of the restriction period, unless otherwise determined by the Board, the restricted stock award will be terminated.

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

Awards

In December 2007, we granted 12,500 common stock options to employees of the Company at an exercise price of $3.05 per share. There were no options granted in 2006. During 2005, we granted options to employees and to one director to purchase 73,000 and 15,000, respectively, of our Common Stock under the 2002 Plan. The options were granted with an exercise price of $0.40 per share. As of March 12, 2008, options to purchase a total of 109,619 common shares have been exercised under the Plan. Unless sooner terminated, the 2002 Plan will expire on March 31, 2012 and no awards may be granted after that date.

It is not possible to predict the individuals who will receive future awards under the 2002 Plan or the number of shares of Common Stock covered by any future award because such awards are wholly within the discretion of the Board. The table below contains information as of December 31, 2007 on the known benefits provided to certain persons and group of persons under the 2002 Plan. Such table does not include options that have been exercised.

	Number of Shares subject to Options	Range of exercise price ($) per Share	Value of unexercised options at Dec. 31 2007 (1)

Bruce J. Haber, Chief Executive Officer	-0-	$-0-	$-0-
Louis Buther, President	-0-	$-0-	$-0-
William M. McKay, Chief Financial Officer	108,000	$0.40	$307,800	(1)
Three Executive Officers as a group	108,000	$0.40	$307,800	(1)
Two non-employee Directors and two former Directors as a group	55,000	$0.40	$156,750	(1)
Non-Executive Officer Employees and Consultants	105,706	$0.40 - $8.00	$301,262	(1)
__________
(1)
Value is calculated by multiplying (a) the difference between the market value per share at December 31, 2007 and the option exercise price by (b) the number of shares of Common Stock underlying the number of vested options. The value of unexercised options as of December 31, 2007 was determined based on the closing price for our common stock of $3.25 per share.

Other 2001 Stock Option Plans

The Company has established two other stock option plans, neither of which have any material amount of shares authorized and/or outstanding under the Plan.

PRI Medical Deferred Contribution Plan

PRI Medical has adopted a defined contribution retirement plan, which qualifies under Section 401(k) of the Internal Revenue Code. This Plan covers substantially all employees with over one year of service. PRI Medical currently provides matching contributions of 6% of each participant’s deferral up to a maximum of 15% of eligible contributions. Except for PRI Medical’s 401(k) Plan, the Company has no other annuity, pension, or retirement benefits for its employees. For the years ended December 31, 2007 and 2006, the Company contributed matching contributions to the Plan of $13,167 and $11,619 respectively.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of March 12, 2008, the Company had outstanding 5,725,802 shares of Common Stock. The only persons of record who presently hold or are known to own (or believed by the Company to own) beneficially more than 5% of the outstanding shares of such class of stock is listed below. The following table also sets forth certain information as to holdings of the Company's Common Stock of all officers and directors individually, and all officers and directors as a group.

Name and Address of Beneficial Owner (1)	Number of Common Shares		Approximate Percentage
Officers and Directors

Mark Waldron 10939 Pendleton Street Sun Valley, CA 91352	487,635	(2)	8.5
Howard Waltman 140 Deerfield Tenafly, NJ 07670	368,832	(3)	6.4
William M. McKay 10939 Pendleton Street Sun Valley, CA 91352	225,707	(4)	3.9
Bruce J. Haber, c/o BJH Management, LLC 145 Huguenot Street, Suite 405 New Rochelle, NY 10801	1,248,174	(5)	21.8
Louis Buther 10939 Pendleton Street Sun Valley, CA 913521	669,435		11.7
K. Deane Reade, Jr. 605 Third Avenue New York, NY 10158	40,000		*
All current and proposed executive officers and directors as a group (six) persons	3,039,783	(6)	53.1
5% Stockholders
Arie Kanofsky 385 West John Street Hicksville, NY 11801	505,000		8.8
Daniel Yun 375 Park Avenue, Suite 3607 New York, NY 10152	359,644	(7)	6.3

*	Represents less than 1% of the outstanding shares of Common Stock.

(1)	All shares are directly owned, and the sole investment and voting power is held, by the persons named unless otherwise noted.
(2)	Includes options to purchase 93 shares.
(3)	Includes 293,832 shares owned by his family in the name of The THW Group LLC, over which shares Mr. Waltman exercises voting and investment control and options to purchase 75,000 shares.
(4)	Includes options to purchase 108,000 shares.
(5)
Mr. Bruce J. Haber directly owns 68,428 shares of the Company’s Common Stock. His wife, Michela I. Haber, is the trustee over two family trusts which beneficially own an aggregate of 1,099,746 shares which are included in the table above even though he disclaims beneficial ownership of such 1,099,746 shares. Mr. Haber also holds irrevocable proxies to vote an aggregate of 282,337 shares of Common Stock until such shares are sold to an unaffiliated third party, which shares are not reflected in the table above.

(6)	See footnotes (2) through (5) above.
(7)	Mr. Yun’s benefical ownership is as of March 14, 2008, as reported to the Company by Mr. Yun.

The Company does not know of any arrangement or pledge of its securities by persons now considered in control of the Company that might result in a change of control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans.

The following summary information is as of March 12, 2008 and relates to our 2002 Stock Option Plan pursuant to which we have granted options to purchase our common stock:

	(a)	(b)	(c)
Plan category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)
Equity compensation Plans (2)	313,527	$0.55	226,854
____________________

(1)	Based upon 299,027 options exercisable at $0.40 per share, 12,500 options exercisable at $3.05 per share and 2,000 options exercisable at $8.00 per share.

The following summary information is as of March 12, 2008 and relates to our 2001 Stock Option Plan pursuant to which we have granted options to purchase our common stock:

	(a)	(b)	(c)
Plan category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)(2)
Equity compensation Plans	6,875	$40.00	-0-
____________________

(1) All options are exercisable at $40.00 per share.

(2) The Board of Directors does not intend to grant additional options under the 2001 Plan.

The following summary information is as of March 12, 2008 & and relates to our Stock Option Plans of PRI Medical which were assumed by Emergent and pursuant to which we have granted options to purchase our common stock:

	(a)	(b)	(c)
Plan category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)
Equity compensation Plans (2)	974	$27.89	-0-
____________________

(1) Based upon 969 options exercisable at $27.20 per share and 5 options exercisable at $162.00 per share.

(2) The Board of Directors of Emergent does not intend to grant additional options under the old PRI Medical Plans.

Item 12.  Certain Relationships and Related Transactions.

Except as otherwise described in Items 1, 6, 7, 10 and 11 of this Form 10-KSB, there have been no reportable transactions with the Company’s officers, directors and/or affiliated persons required to be disclosed pursuant to Item 404 of Regulation S-B.

Item 13. Exhibits

Number	Exhibit Description
2.1	Agreement and Plan of Reorganization and Merger, dated as of January 23, 2001, among MRM Registrant and MRM Acquisition Inc. (1)
2.2	Agreement to transfer equity dated August 10, 2000. (3)
3.1	Articles of Incorporation of Registrant. (5)
3.2	Amendment to Articles of Incorporation. (5)
3.3	2003 Amendment to Articles of Incorporation. (9)
3.4	By-laws of Registrant. (5)
9.1	Voting Trust Agreement between Daniel Yun and Mark Waldron. (4)
10.1	Consulting Agreement dated October 15, 2001 with BJH Management LLC. (4)
10.2	Stock Issuance Agreement dated December 30, 2002 with BJH Management LLC. (4)
10.3	Employment Agreement dated December 30, 2002 with Bruce J. Haber. (4)
10.4	Employment Agreement dated December 30, 2002 with Louis Buther. (4)
10.5	Consulting Agreement dated December 30, 2002 with JIMA Management LLC and Mark Waldron. (4)
10.6	Consulting Agreement dated September 1, 2001 with Howard Waltman, which was terminated by the Company on December 19, 2002. (4)
10.7	Consulting Agreement dated September 1, 2001 with Paula Fong, which was terminated by the Company on December 19, 2002. (4)
10.8	Facility Lease – Glendale, California. (4)
10.9	Settlement Agreement with Al Guadagno. (4)
10.10	Settlement Agreement with Richard Whitman. (4)
10.11	Consulting Agreements and Settlement Agreement with Tahoe Carson Management Consulting.(4)
10.12	Employment Agreement – Calvin Yee, approved by the board on November 1, 2001(4)
10.13	Engagement Letter – William M. McKay (4)
10.14	Consulting Agreement dated February3, 2003 – Richard Whitman (6)
10.15	Extension and Modification Agreement, dated March 7, 2005, by and among U.S. Bank National Association, successor in interest to Santa Monica Bank, PRI Medical Technologies, Inc., Physiologic Reps, Medical Resources Financial, Inc. and Emergent Group Inc. (13)
10.16	Asset Purchase Agreement – Advantage Medical Services, LLC and Non-Competitive, Non-disclosure and Non-Solicitation Agreement (10)
10.17	Accounts Receivable Purchase Agreement executed May 25, 2005 by and among Access Capital, EGI and EGI’s wholly-owned subsidiary, PRI Medical Technologies, Inc. (11)
10.18	May 2005 Letter Agreement by and among EGI and the limited guarantors, Bruce J. Haber, Mark Waldron, William M. McKay and Louis Buther (11)
10.19	May 2005 Amendment to Employment Contract of Bruce Haber (11)
10.20	May 2005 Amendment of Employment Contract of Louis Buther (11)
10.21	Services Agreement dated July 1, 2006 with BJH Management LLC(14)
10.22	July 1, 2006 Amendment to Employment Contract of Louis Buther (14)
10.23	Facility Lease – Sun Valley, California (12)
10.24	Amendment to Exhibit 10.21 (12)
10.25	March 2007 Amendment to 10.4 (12)
11.1	Statement re: computation of per share earnings (see consolidated financial statements and notes thereto).
14.1	Code of Ethics (7)
21.1	Subsidiaries of Registrant listing the state or other jurisdiction of each subsidiary other than subsidiaries which would not constitute a significant subsidiary in Rule 1-02(w) of Regulation S-X. (15)
23.1	Consent of Rose, Snyder & Jacobs in connection with Form S-8 Registration Statement (15)

31(a)	Rule 1 3a- 14(a) Certification – Chief Executive Officer (15)
31(b)	Rule 1 3a- 14(a) Certification – Chief Financial Officer (15)
32(a)	Section 1350 Certification – Chief Executive Officer (15)
32(b)	Section 1350 Certification – Chief Financial Officer (15)
99.1	2002 Stock Option Plan. (4)
99.2	2001 Stock Option Plan. (4)
99.3	Form of Subordinated Promissory Note (9)
99.4	March 23, 2004 amendment to 2002 Stock Option Plan, subject to stockholder approval (10)
99.5	Press Release – Results of Operations for 2008 (15)

(1)	Filed as an exhibit to the Registrant's Current Report on Form 8-K, dated January 29, 2001, and incorporated herein by reference.
(1)	Filed as an exhibit to the Registrant’s Form 10-K for its fiscal year ended December 31, 2000.
(2)	Incorporated by reference to the Registrant’s Form 8-K – August 31, 2000 (date of earliest event).
(3)	Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended December 31, 2001.
(4)	Incorporated by reference to the Registrant’s Form S-4 Registration Statement filed May 8, 2001.
(6)	Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended December 31, 2002.
(7)	Incorporated by reference to Registrant’s Form 1 0-KSB for its fiscal year ended December 31, 2003.
(8)	Incorporated by reference to the Registrant’s Form 8-K – June 27, 2003 (date of earliest event).
(9)	Incorporated by reference to the Registrant’s Form 10-QSB for its quarter ended September 30, 2003.
(10)	Incorporated by reference to the Registrant’s Form 10-QSB for its quarter ended September 30, 2005.
(11)	Incorporated by reference to the Registrant’s Form 10-QSB for its quarter ended June 30, 2005.
(12)	Incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2006.
(13)	Incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004.
(14)	Incorporated by reference to the Registrant’s Form 8-K, dated July 1, 2006.
(15)	Filed herewith.

Item 14. Principal Accountant Fees and Services.

Audit Fees

During 2007 and 2006, the aggregate fees billed for professional services rendered by Rose Synder & Jacobs for the audit and quarterly reviews of our financial statements were approximately $87,500 and $67,000, respectively.

Financial Information Systems Design and Implementation Fees

During 2007 and 2006, Rose, Synder & Jacobs did not render any professional services in connection with directly or indirectly, operating or supervising the operation of our information systems or in managing our local area network.

All Other Fees

During 2007 and 2006, there were $21,400 and $14,000 in fees billed for preparation of corporate tax returns, tax research and other professional services rendered by Rose, Synder & Jacobs.

Signatures

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERGENT GROUP INC.

By:	/s/ Bruce J. Haber
Bruce J. Haber
Chairman of the Board and Chief Executive Officer

Dated: New Rochelle, New York March 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Bruce J. Haber	Chairman of the Board	March 27, 2008
Bruce J. Haber	Chief Executive Officer

/s/ William M. McKay	Chief Financial Officer	March 27, 2008
William M. McKay	Secretary and Treasurer

/s/ Mark Waldron	Director	March 27, 2008
Mark Waldron

/s/ Howard Waltman	Director	March 27, 2008
Howard Waltman

/s/ K. Deane Reade, Jr.	Director	March 27, 2008
K. Deane Reade, Jr.

Bruce J. Haber, Mark Waldron, Howard Waltman and K. Deane Reade, Jr. represent all the current members of the Board of Directors.