Form 10QSB/A
period 2005-09-30
EMERGENT GROUP INC/NY
filed 2008-05-15
CIK 1021097

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

================================================================================

                                EXPLANATORY NOTE

This Form 10QSB/A is being filed to include Exhibit 10.5 in its entirety. No other changes have been made to this report

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


                                        EMERGENT GROUP INC.



Date: May 15, 2008                      By: /s/ Bruce J. Haber
                                            ------------------
                                            Bruce J. Haber,
                                            Chairman and Chief Executive Officer



Date: May 15, 2008                     By:  /s/ William M. McKay
                                            --------------------
                                            William M. McKay,
                                            Chief Financial Officer