Form 10QSB
period 2008-03-31
EMERGENT GROUP INC/NY
filed 2008-05-15
CIK 1021097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

___________________________________

FORM 10-QSB
___________________________________

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2008

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

As of May 12, 2008, the registrant had a total of 5,724,878 shares of Common Stock outstanding.

EMERGENT GROUP INC.

FORM 10-QSB Quarterly Report

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Emergent Group Inc. and Subsidiaries
Condensed Consolidated Balance Sheet

March 31,
2008
ASSETS	(Unaudited)

Current assets
Cash	$1,532,150
Accounts receivable, net of allowance for doubtful
accounts of $17,460	2,286,493
Inventory, net of reserves of $57,339	544,640
Prepaid expenses	181,530
Deferred tax assets	915,488

Total current assets	5,460,301

Property and equipment, net of accumulated depreciation and
amortization of $6,247,119	4,062,167
Goodwill	1,120,058
Other intangible assets, net of accumulated amortization of
$185,614	80,672
Deposits and other assets	77,975

Total assets	$10,801,173

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Current portion of capital lease obligations	$1,190,022
Current portion of notes payable	75,667
Accounts payable	917,772
Accrued expenses and other liabilities	1,086,572

Total current liabilities	3,270,033

Capital lease obligations, net of current portion	2,160,282

Total liabilities	5,430,315

Minority interest	639,106

Shareholders' equity
Preferred stock, $0.001 par value, non-voting 10,000,000
shares authorized, no shares issued and outstanding	-
Common stock, $0.04 par value, 100,000,000 shares authorized
5,724,878 shares issued and outstanding	228,992
Additional paid-in capital	14,861,819
Accumulated deficit	(10,359,059)

Total shareholders' equity	4,731,752

Total liabilities and shareholders' equity	$10,801,173

The accompanying notes are an integral part of these condensed financial statements.

Emergent Group Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Revenue	$4,504,289	$4,382,808
Cost of goods sold	2,625,834	2,567,105

Gross profit	1,878,455	1,815,703

Selling, general, and administrative expenses	1,123,853	1,088,224

Income from operations	754,602	727,479

Other income (expense)
Interest expense	(62,432)	(51,804)
Gain on disposal of property and equipment	-	8,102
Other income, net	12,652	14,220

Total other income (expense)	(49,780)	(29,482)

Income before provision for income taxes
and minority interest	704,822	697,997
Provision for income taxes	(60,500)	(55,902)

Income before minority interest	644,322	642,095

Minority interest in income of consolidated
limited liability companies	(212,422)	(124,985)

Net income	$431,900	$517,110

Basic earnings per share	$0.08	$0.10

Diluted earnings per share	$0.07	$0.09

Basic weighted average shares outstanding	5,650,498	5,442,961

Diluted weighted-average shares outstanding	5,912,217	5,783,891

The accompanying notes are an integral part of these condensed financial statements.

Emergent Group Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	March 31,
	2008	2007

Cash flows from operating activities
Net income	$431,900	$517,110
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	360,373	347,841
Amortization of finance fees	2,500	13,576
(Gain) loss on disposal of property and equipment and other	-	(8,102)
Minority interest in income	212,422	124,985
Stock-based compensation expense	29,775	21,490
Other income	-	-
(Increase) decrease in
Accounts receivable	21,384	(90,684)
Inventory	(39,848)	160,724
Prepaid expenses	(16,673)	(2,095)
Deposits and other assets	24,283	38,476
Increase (decrease) in
Accounts payable	173,742	(64,760)
Accrued expenses	(577,473)	10,229

Net cash provided by operating activities	622,385	1,068,790

Cash flows from investing activities
Purchase of property and equipment	(52,052)	(78,831)
Cash paid to members of limited liability companies	(213,416)	(177,935)
Contributions from new members to limited liability companies	52,500	7,500
Proceeds from the sale of property and equipment	-	4,580

Net cash used in investing activities	(212,968)	(244,686)

Cash flows from financing activities
Payments on capital lease obligations	(284,604)	(263,048)
Payments on dividends declared	(1,686,095)	(1,094,249)
Borrowings under line of credit	4,500,000	3,928,100
Repayments on line of credit	(4,500,000)	(3,928,100)
Payments on notes payable, net	(25,222)	(102,430)
Proceeds from equipment refinancing	75,000	-

Net cash used in financing activities	(1,920,921)	(1,459,727)

Net (decrease) increase in cash	(1,511,504)	(635,623)

Cash, beginning of period	3,043,654	1,318,612

Cash, end of period	$1,532,150	$682,989

Supplemental disclosures of cash flow information:
Interest paid	$71,814	$58,123

Income taxes paid	$174,031	$41,120

Supplemental schedule of noncash investing and financing activities:

During the three months ended March 31, 2008 and 2007, the Company incurred capital lease obligations of $150,000 and $132,839, respectively, for medical equipment.

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

The accompanying unaudited condensed consolidated financial statements of Emergent have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the periods presented.

The results of operations presented for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

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

Stock-Based Compensation

Compensation costs related to stock options are determined accordance with SFAS No. 123R, Share-Based Payments, using the modified prospective method. Under this method, compensation cost recognized during the quarters ended March 31, 2008 and 2007 includes compensation cost for all share-based payments granted prior to but not yet vested as of January 1, 2006, and all grants subsequent to that date, based on the grant date fair value, which is amortized over the remaining vesting period for such options. There were no options granted during the quarters ended March 31, 2008 and 2007. For the quarters ended March 31, 2008 and 2007 compensation costs related to common stock options were $2,996 and $2,761, respectively.

The 2002 Employee Benefit and Consulting Services Compensation Plan (the “2002 Plan”) was adopted in 2002 for the purpose of providing incentives to key employees, officers, and consultants of the Company who provide significant services to the Company. As of March 31, 2008, there are 650,000 common shares authorized for grant under the 2002 Plan. Options will not be granted for a term of more than ten years from the date of grant. Generally, options will vest evenly over a period of five years, and the 2002 Plan expires in March 2012. Incentive stock options granted under the 2002 are non-statutory stock options. As of March 31, 2008, the number of shares reserved for future awards was 217,957.

A summary of the Company's outstanding options and activity is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2008	321,376	$1.48

Options Granted	-	$-
Options Canceled	-	$-
Options Exercised	(558)	$0.40

Outstanding at March 31, 2008	320,818	$1.48

Exercisable at March 31, 2008	265,940	$1.59

The weighted-average remaining contractual life of the options outstanding at March 31, 2008 is 5.30 years. The exercise prices for the options outstanding at March 31, 2008 ranged from $0.40 to $162.00, and information relating to these options is as follows:

Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable	Weighted-Average Remaining Contractual Life of Options Exercisable	Weighted-Average Exercise Price of Options Outstanding	Weighted-Average Exercise Price of Options Exercisable

$0.40	298,469	255,291	4.93 years	$0.40	$0.40
$3.05 - 8.00	14,500	2,800	6.16 years	$3.73	$6.58
$20.00 - 51.00	7,844	7,844	3.35 years	$38.41	$38.41
$162.16	5	5	1.15 years	$162.00	$162.00

$0.40 - 162.16	320,818	265,940	4.90 years	$1.48	$1.59

As of March 31, 2008, the total unrecognized fair value compensation cost related to unvested stock options was $35,646, which is to be recognized over a remaining weighted average period of approximately 2.9 years.

		Weighted
		Average
		Remaining	Weighted
	Number	Contractual Life	Average
	Outstanding	(in years)	Exercise Price

Non Vested, January 1, 2008	67,821	4.76	$0.89
Granted	-		$-
Forfeited	-		$-
Vested	(12,943)		$0.40
Non Vested, March 31, 2008	54,878	4.50	$1.00

In addition to options granted under the 2002 Plan, as of March 31, 2008 we have 330,500 restricted award shares issued and outstanding of which 105,000 shares were granted to executive officers and directors in each of March 2008 and 2007, respectively. Award shares generally vest in equal installments over five years from the date of issuance. Such award shares are issued from time to time to executive officers, directors and employees of the Company. Non-vested award shares are subject to forfeiture in the event that the recipient is no longer employed by the Company at the time of vesting, subject to the Board’s right to waive the forfeiture provisions. Compensation expense related to such shares is determined as of the issuance date based on the fair value of the shares issued and is amortized over the related vesting period. Total compensation expense related to the award shares issued in March 2008 and 2007 was $320,250 and $341,250, respectively, which are being amortized over the vesting period of five years. Compensation expense related to outstanding award shares was $26,780 and $5,729 for the three months ended March 31, 2008 and 2007, respectively.

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

	Quarter Ended March 31,
	2008	2007

Numerator -
Net income attributable to common
shareholders	$431,900	$517,110
Denominator -
Weighted-average number of common
shares outstanding during the year	5,650,498	5,442,961
Dilutive effect of stock options	261,719	340,930
Common stock and common stock
equivalents used for diluted earnings per share	5,912,217	5,783,891

Recent Accounting Pronounments

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is required to adopt the provision of SFAS 157, as applicable, beginning in fiscal year 2008.  The adoption of SFAS 157 did not have a material impact on the Company's financial position or results of operations.

3.	DEBT OBLIGATIONS

The Company maintains a revolving credit line (the “Revolver”) for $1 million, which is collateralized by accounts receivable and certain fixed assets. Borrowings under the Revolver, as amended, are based on 80% of eligible receivables, as defined. In addition, the Revolver provides for an annual renewal fee equal to 1% of the capital availability amount, as defined. Borrowings under the Revolver bear interest at the prime rate (5.25% as of March 31, 2008), plus 2%. In May 2007, the Revolver automatically renewed for a one year period and the Company paid the lender a renewal fee of $10,000, which is being amortized over the loan term. As of March 31, 2008 and 2007 there were no amounts were outstanding under the Revolver.

The Revolver, as amended, requires the Company to maintain a tangible net worth of at least $1.5 million and requires the lender to pay the Company interest on cash collections in excess of amounts borrowed under the Revolver at a rate of 2.25% below the prime rate. As of March 31, 2008 the Company was in compliance with the terms of its revolving credit agreement.

The Company is currently negotiating a new revolving credit agreement with a bank, which we anticipate will become effective concurrent with the expiration and/or termination of its previous credit agreement in May 2008.

The Company incurred total net interest expense of $62,432 and $51,804 for the three months ended March 31, 2008 and 2007, respectively.

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

Plaintiff’s complaint against the Defendants named above is a civil lawsuit, which was signed by the clerk on February 2, 2005. This action is brought in the United States District Court, Southern District of New York by Plaintiff against the Company, a former director, Daniel Yun, and other parties to recover money damages for alleged fraud, negligent misrepresentations and aiding and abetting fraud. The Amended Complaint alleges that the factual basis involving the action against the Company involves alleged false representations to Plaintiff to induce him to leave his then employment in 2001 and accept the Company’s and another named Defendant’s alleged offer of employment. Plaintiff seeks compensatory damages and punitive damages each in the amount of not less than $2,100,000 together with interest thereon, reasonable attorneys’ fees and other specific relief against Defendants other than the Company. Management has denied the Plaintiff’s allegations against the Company and intends to vigorously defend this lawsuit. During the quarter ended March 31, 2008, there were no material developments in this matter.

5.	RELATED PARTY TRANSACTIONS

Transactions with BJH Management
The services of the Company’s Chairman and Chief Executive Officer are contracted through BJH Management for a monthly fee of $15,167. In March 2007, the services agreement with BJH Management was extended to June 30, 2010.

The Company’s Chairman and Chief Executive Officer maintains his primary office in New York. In this regard, the Company reimbursed BJH Management, LLC (“BJH”), a company owned by the Company’s Chairman and Chief Executive Officer, for office rent and other reimbursable expenses totaling $9,817 and $13,846 for the three months ended March 31, 2008 and 2007.

In March 2007, the Company agreed to extend Mr. Buther’s employment contract for one year to June 2008.

6.	LIMITED LIABILITY COMPANIES

In connection with expanding its business in certain commercial and geographic areas, PRI Medical will at times help to form Limited Liability Companies (“LLCs”) in which it will acquire either a minority or majority interest and offer the remaining interests to other investors. These LLCs acquire certain medical equipment for use in their respective business activities which generally focus on surgical procedures. PRI Medical helped to form and acquire equity interests in various LLCs in Colorado and California and currently holds interests in ten LLCs as of March 31, 2008. During the second half of 2007, PRI Medical helped to form four new LLCs. Such LLCs acquired medical equipment for rental purposes under equipment financing leases. The third party investors in each respective LLC generally provide the lease financing company with individual proportionate lease guarantees based on their respective ownership percentages in the LLCs. In addition, PRI Medical will provide such financing companies with its corporate guarantee based on its respective ownership interest in each LLC. In certain instances, PRI Medical has provided such financing companies with an overall corporate guarantee in connection with equipment financing transactions. In such instances, the individual investors in each respective LLC will generally indemnify PRI Medical against losses, if any, incurred in connection with its corporate guarantee.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information contained in this Form 10-QSB and documents incorporated herein by reference are intended to update the information contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 and such information presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and other information contained in such Form 10-KSB and other Company filings with the Securities and Exchange Commission (“SEC”).

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements involve risks and uncertainties, and actual results could be significantly different than those discussed in this Form 10-QSB. Certain statements contained in Management's Discussion and Analysis, particularly in "Liquidity and Capital Resources," and elsewhere in this Form 10-QSB are forward-looking statements. These statements discuss, among other things, expected growth, future revenues and future performance. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. The forward-looking statements are subject to risks and uncertainties including, without limitation, the following: (a) changes in levels of competition from current competitors and potential new competition, (b) possible loss of significant customer(s), (c) the Company’s ability to effectively integrate new and changing medical technologies into to its product and service offerings, (d) the risk of equipment vendors not making their equipment and technologies available to equipment rental and service companies such as ours, (e) the Company’s ability to meet the terms and conditions of its debt and lease obligations, and (f) changes in availability or terms of working capital financing from vendors and lending institutions. The foregoing should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us. All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company on the date thereof, and the Company assumes no obligation to update any forward-looking statements.

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

Results of Operations

The following table sets forth certain selected unaudited condensed consolidated statements of income data for the periods indicated in dollars and as a percentage of total revenues. The following discussions relate to our results of operations for the periods noted and are not necessarily indicative of the results expected for any other interim period or any future fiscal year. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	March 31,
	2008	%	2007	%

Revenue	$4,504,289	100%	$4,382,808	100%
Cost of goods sold	2,625,834	58%	2,567,105	59%

Gross profit	1,878,455	42%	1,815,703	41%

Selling, general, and administrative expenses	1,123,853	25%	1,088,224	24%

Income from operations	754,602	17%	727,479	17%

Other income (expense)	(49,780)	-1%	(29,482)	-1%

Income before provision for income
taxes and minority interest	704,822	16%	697,997	16%
Provision for income taxes	(60,500)	-1%	(55,902)	-1%

Net income before minority interest	644,322	15%	642,095	15%

Minority interest in income of consolidated
limited liability companies	(212,422)	-5%	(124,985)	-3%
Net income	$431,900	10%	$517,110	12%

Comparison of the Three Months Ended March 31, 2008 to March 31, 2007

The Company generated revenues of $4,504,289 in 2008 compared to $4,382,808 in 2007. The increase in revenues in 2008 of $121,481 or 3% is primarily related to an increase in revenues from our surgical procedures. Revenues from our surgical and cosmetic procedures represented approximately 95% and 5% of total revenues for 2008 and 94% and 6% for 2007, respectively.

Cost of goods sold was $2,625,834 in 2008 or 58% of revenues for 2008 compared to $2,567,105 or 59% of revenues for 2007, respectively. Costs of goods sold primarily consist of payroll costs and related expenses for technicians, cost of disposables consumed, depreciation and amortization related to equipment, insurance costs and other operating costs incurred in rendering mobile medical equipment and technician services. The overall dollar increase in cost of goods sold of $58,729 or 2% for 2008 is generally due to increases in disposable costs, equipment maintenance costs, and to depreciation and amortization expense. Disposable costs increased as a result of a change in the mix of surgical procedures rendered to customers whereby a greater number of higher priced procedures were performed in 2008 compared to 2007, which required more expensive disposable items while depreciation and amortization expense increased due to equipment purchases. The net change in other cost categories included in cost of goods sold remained relatively consistent in 2008 compared to 2007.

Gross profit from operations was $1,878,455 in 2008 compared to $1,815,703 in 2007. Gross profit as a percentage of revenues was 42% in 2008 compared to 41% in 2007. Gross margins may vary from quarter to quarter depending on the type of surgical procedures performed due to the fact that certain procedures require more expensive disposable items. In addition, gross margin rates will vary from period to period depending upon other factors including pricing considerations, and equipment and technician utilization rates. The gross margin for 2008 is not necessarily indicative of the margins that may be realized in future periods.

Selling, general, and administrative expenses were $1,123,853 in 2008 or 25% of revenue compared to $1,088,224 in 2007 or 24% of revenue. Such costs include, among others, payroll and related expenses, insurance costs and occupancy costs. The increase in selling, general and administrative expenses of $35,629 in 2008 is primarily related to increased payroll expenses, including commissions, related to sales personnel.

Other income (expense) was $(49,780) in 2008 compared to $(29,482) in 2007. Other income (expense) includes interest income and expense, gains and losses on disposal of property and equipment, and other miscellaneous income and expense items. The net increase in other income (expense) of $(20,298) is primarily related to an increase in interest expense of $10,628, and a decrease of $9,670 in gain on disposal of property and equipment and other income in 2008 compared to 2007. The increase in interest costs relates to new equipment leases entered into during the current and prior years.

The minority interest (ownership interests held by non-affiliates) in net income of limited liability companies was $212,422 in 2008 compared to $124,985 in 2007. In 2008 and 2007 we held minority interests in ten and six entities, respectively. As of March 31, 2008 and 2007, in accordance with the Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities”, the Company accounted for its equity investments in entities in which it holds a minority interest under the full consolidation method.

Net income was $431,900 in 2008 compared to $517,110 in 2007. The decrease in net income of $85,210 for 2008 compared to 2007 is attributable to the changes in revenues and expenses as discussed above. Provision for income taxes was $60,500 in 2008 compared to $55,902 in 2007. The Company has net operating loss carryforwards for federal tax purposes. The provision for income taxes of as of March 31, 2008 relates to state taxes and to federal Alternative Minimum Taxes (AMT). Basic and fully diluted net income per share for 2008 was $0.08 and $0.07, respectively, compared to basic and fully diluted net of income per share for 2007 of $0.10 and $0.09, respectively. Basic and fully diluted shares outstanding for 2008 were 5,650,498 and 5,912,217, respectively, and 5,442,961 and 5,783,891 for 2007, respectively.

Liquidity and Capital Resources

The Company maintains a revolving credit line (the “Revolver”) for $1 million, which is collateralized by accounts receivable and certain fixed assets. Borrowings under the Revolver, as amended, are based on 80% of eligible receivables, as defined. In addition, the Revolver provides for an annual renewal fee equal to 1% of the capital availability amount, as defined. Borrowings under the Revolver bear interest at the prime rate (5.25% as of March 31, 2008), plus 2%. In May 2007, the Revolver automatically renewed for a one year period and the Company paid the lender a renewal fee of $10,000, which is being amortized over the loan term. As of March 31, 2008, no amounts were outstanding under the Revolver.

The Company is currently negotiating a new revolving credit agreement with a bank, which we anticipate will become effective concurrent with the expiration and/or termination of its previous credit agreement in May 2008.

The Revolver, as amended, requires the Company to maintain a tangible net worth of at least $1.5 million and requires the lender to pay the Company interest on cash collections in excess of amounts borrowed under the Revolver at a rate of 2.25% below the prime rate. As of March 31, 2008 the Company was in compliance with the terms of its revolving credit agreement.

The Company had cash and cash equivalents of $1,532,150 at March 31, 2008. Cash provided by operating activities for the three months ended March 31, 2008 was $622,385. Cash generated from operations includes net income of $431,900, depreciation and amortization of $362,873, minority interest in net income of $212,422, stock-based compensation of $29,775, decreases in accounts receivable of $21,384, deposits and other assets of $24,283 and an increase in accounts payable of $173,742; offset by increases in inventory of $39,848, prepaid expenses of $16,673 and a decrease in accrued expenses and other liabilities of $577,473. Cash used in investing activities was $212,968 and consisted of purchase of property and equipment of $52,052, cash distributions of $213,416 to members of limited liability companies, offset by contributions from new members to limited liability companies of $52,500. Cash used for financing activities was $1,920,921 and consisted of payments on lease and debt obligations of $284,604 and $25,222, respectively, and the payment of dividends on common stock of $1,686,095, offset by proceeds of $75,000 from equipment refinancing. In addition, during the three months ended March 31, 2008 we borrowed and repaid $4,500,000 under our revolving line of credit.

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

Item 3. Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

See Note 4 to Notes to Condensed Consolidated Financial Statements included herein for a description of legal matters.

Item 2.     Changes in Securities

(a)
In the first quarter ended March 31, 2008, there were no sales of unregistered securities, except as follows: On March 6, 2008 the board approved the issuance of 105,000 shares of restricted common stock to our executive officers and directors in exchange for services to be rendered. No commissions were paid. Exemption from registration is claimed under Section 4(2) of the Securities Act of 1933, as amended.

(b)	Rule 463 of the Securities Act is not applicable to the Company.
(c)	In the first quarter ended March 31, 2008 there were no repurchases by the Company of its Common Stock.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submissions of Matters to a Vote of Security Holders

In the first quarter ended March 31, 2008 there were no matters submitted to a vote of security holders.

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

EMERGENT GROUP INC.

Date: May 14, 2008	By:	/s/ Bruce J. Haber
Bruce J. Haber,
Chairman and Chief Executive Officer

Date: May 14, 2008	By:	/s/ William M. McKay
William M. McKay,
Chief Financial Officer and Secretary