Form 10-Q
period 2008-03-31
EMERGENT GROUP INC/NY
filed 2008-05-16
CIK 1021097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

___________________________________

FORM 10-Q
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

EXPLANATORY NOTE

This Form 10-Q is being filed in replacement of a Form 10-QSB for the quarter ended March 31, 2008 filed with the Securities and Exchange Commissionon May 15, 2008, which Form 1O-QSB was filed on an incorrect form.

EMERGENT GROUP INC.

FORM 10-Q Quarterly Report

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Emergent Group Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
ASSETS	(Unaudited)

Current assets
Cash	$1,532,150	$3,043,654
Accounts receivable, net of allowance for doubtful
accounts of $17,460 and $17,460	2,286,493	2,313,084
Inventory, net of reserves of $57,339 and $54,999	544,640	504,792
Prepaid expenses	181,530	164,857
Deferred tax assets	915,488	915,488

Total current assets	5,460,301	6,941,875

Property and equipment, net of accumulated depreciation and
amortization of $6,247,119 and $5,954,233	4,062,167	4,142,230
Goodwill	1,120,058	1,120,058
Other intangible assets, net of accumulated amortization of
$185,614 and $172,355	80,672	93,930
Deposits and other assets	77,975	104,758

Total assets	$10,801,173	$12,402,851

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Current portion of capital lease obligations	$1,190,022	$1,143,198
Current portion of notes payable	75,667	100,888
Accounts payable	917,772	709,027
Dividends payable	-	1,686,095
Accrued expenses and other liabilities	1,086,572	1,559,046

Total current liabilities	3,270,033	5,198,254

Capital lease obligations, net of current portion	2,160,282	2,341,710

Total liabilities	5,430,315	7,539,964

Minority interest	639,106	592,807

Shareholders' equity
Preferred stock, $0.001 par value, non-voting 10,000,000
shares authorized, no shares issued and outstanding	-	-
Common stock, $0.04 par value, 100,000,000 shares authorized
5,724,878 and 5,619,392 shares issued and outstanding	228,992	224,772
Additional paid-in capital	14,861,819	14,836,263
Accumulated deficit	(10,359,059)	(10,790,955)

Total shareholders' equity	4,731,752	4,270,080

Total liabilities and shareholders' equity	$10,801,173	$12,402,851

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT  MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates,foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our short term money market investments.The Company does not have any financial instruments held for hading or other speculative purposes and does not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure. The Company does not have any credit facilities with variable interest rates.

Item 4. Controls and Procedures

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