Form 10-Q/A
period 2008-03-31
EMERGENT GROUP INC/NY
filed 2008-05-19
CIK 1021097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

___________________________________

FORM 10- Q/A
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
___________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

As of May 12, 2008, the registrant had a total of 5,724,878 shares of Common Stock outstanding.

EXPLANATORY NOTE

This Form 10-Q/A is being filed with the current, updated 10Q cover page.

EMERGENT GROUP INC.

FORM 10-Q/A Quarterly Report

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information contained in this Form 10-Q/A and documents incorporated herein by reference are intended to update the information contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 and such information presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and other information contained in such Form 10-KSB and other Company filings with the Securities and Exchange Commission (“SEC”).

This Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements involve risks and uncertainties, and actual results could be significantly different than those discussed in this Form 10-Q/A. Certain statements contained in Management's Discussion and Analysis, particularly in "Liquidity and Capital Resources," and elsewhere in this Form 10-Q/A are forward-looking statements. These statements discuss, among other things, expected growth, future revenues and future performance. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. The forward-looking statements are subject to risks and uncertainties including, without limitation, the following: (a) changes in levels of competition from current competitors and potential new competition, (b) possible loss of significant customer(s), (c) the Company’s ability to effectively integrate new and changing medical technologies into to its product and service offerings, (d) the risk of equipment vendors not making their equipment and technologies available to equipment rental and service companies such as ours, (e) the Company’s ability to meet the terms and conditions of its debt and lease obligations, and (f) changes in availability or terms of working capital financing from vendors and lending institutions. The foregoing should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us. All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company on the date thereof, and the Company assumes no obligation to update any forward-looking statements.

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

EMERGENT GROUP INC.

Date: May 19, 2008	By:	/s/ Bruce J. Haber
Bruce J. Haber,
Chairman and Chief Executive Officer

Date: May 19, 2008	By:	/s/ William M. McKay
William M. McKay,
Chief Financial Officer and Secretary