Form 10-Q
period 2008-06-30
EMERGENT GROUP INC/NY
filed 2008-08-14
CIK 1021097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

___________________________________

FORM 10-Q
___________________________________

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2008

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

As of August 12, 2008, the registrant had a total of 6,390,109 (after giving effect to the subsequent issuance of 665,229 shares recently sold in a private placement) shares of Common Stock outstanding.

EMERGENT GROUP INC.

FORM 10-Q Quarterly Report

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Emergent Group Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
ASSETS	(Unaudited)

Current assets
Cash	$2,032,441	$3,043,654
Accounts receivable, net of allowance for doubtful
accounts of $20,460 and $17,460	2,458,576	2,313,084
Inventory, net of reserves of $57,339 and $54,999	601,831	504,792
Prepaid expenses	205,746	164,857
Deferred tax assets	915,488	915,488

Total current assets	6,214,082	6,941,875

Property and equipment, net of accumulated depreciation and
amortization of $6,525,567 and $5,954,233	4,477,595	4,142,230
Goodwill	1,120,058	1,120,058
Other intangible assets, net of accumulated amortization of
$195,035 and $172,355	71,250	93,930
Deposits and other assets	75,204	104,758

Total assets	$11,958,189	$12,402,851

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Current portion of capital lease obligations	$1,245,392	$1,143,198
Current portion of notes payable	50,445	100,888
Accounts payable	853,073	709,027
Dividends payable	-	1,686,095
Accrued expenses and other liabilities	1,598,957	1,559,046

Total current liabilities	3,747,867	5,198,254

Capital lease obligations, net of current portion	2,019,792	2,341,710

Total liabilities	5,767,659	7,539,964

Minority interest	706,223	592,807

Shareholders' equity
Preferred stock, $0.001 par value, non-voting 10,000,000
shares authorized, no shares issued and outstanding	-	-
Common stock, $0.04 par value, 100,000,000 shares authorized
5,725,802 and 5,619,392 shares issued and outstanding	228,992	224,772
Additional paid-in capital	14,903,002	14,836,263
Accumulated deficit	(9,647,687)	(10,790,955)

Total shareholders' equity	5,484,307	4,270,080

Total liabilities and shareholders' equity	$11,958,189	$12,402,851

The accompanying notes are an integral part of these condensed financial statements.

Emergent Group Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue	$4,901,549	$4,331,488	$9,405,838	$8,714,296
Cost of goods sold	2,690,183	2,623,649	5,316,017	5,190,753
Gross profit	2,211,366	1,707,839	4,089,821	3,523,543

Selling, general, and administrative expenses	1,131,241	1,099,876	2,255,094	2,188,100
Income from operations	1,080,125	607,963	1,834,727	1,335,443

Other income (expense)
Interest expense	(63,704)	(59,798)	(126,136)	(111,602)
Gain on disposal of property and equipment	28,937	112	28,937	8,214
Other income, net	11,472	21,872	24,124	36,092
Total other income (expense)	(23,295)	(37,814)	(73,075)	(67,296)

Income before provision for income taxes
and minority interest	1,056,830	570,149	1,761,652	1,268,147
Provision for income taxes	(75,000)	(39,510)	(135,500)	(95,412)
Income before minority interest	981,830	530,639	1,626,152	1,172,735

Minority interest in income of consolidated
limited liability companies	(270,462)	(169,435)	(482,884)	(294,420)

Net income	$711,368	$361,204	$1,143,268	$878,315

Basic earnings per share	$0.12	$0.07	$0.20	$0.16

Diluted earnings per share	$0.12	$0.06	$0.19	$0.15

Basic weighted average shares outstanding	5,725,802	5,551,558	5,688,150	5,480,253

Diluted weighted-average shares outstanding	5,981,569	5,874,849	5,947,420	5,802,259

The accompanying notes are an integral part of these condensed financial statements.

Emergent Group Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
	June 30,
	2008	2007

Cash flows from operating activities
Net income	$1,143,268	$878,315
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	718,511	716,181
Amortization of finance fees	4,167	23,459
(Gain) loss on disposal of property and equipment	(28,937)	(8,214)
Minority interest in income	482,884	294,420
Stock-based compensation expense	70,958	53,447
(Increase) decrease in
Accounts receivable	(151,519)	75,292
Inventory	(97,039)	359,092
Prepaid expenses	(40,889)	(60,116)
Deposits and other assets	25,387	30,281
Increase (decrease) in
Accounts payable	92,743	(218,136)
Accrued expenses and other liabilities	(414,744)	(84,992)
Net cash provided by operating activities	1,804,790	2,059,029

Cash flows from investing activities
Purchase of property and equipment	(235,777)	(173,816)
Cash paid to members of limited liability companies	(432,816)	(314,699)
Contributions from new members to limited liability companies	69,375	15,000
Proceeds from the sale of property and equipment	29,978	4,580

Net cash used in investing activities	(569,240)	(468,935)

Cash flows from financing activities
Payments on capital lease obligations	(585,224)	(545,802)
Payments on dividends declared	(1,686,095)	(1,094,249)
Borrowings under line of credit	8,172,638	8,266,000
Repayments on line of credit	(8,172,638)	(8,266,000)
Payments on notes payable	(50,444)	(182,402)
Proceeds from equipment refinancing	75,000	-
Payment of loan fees	-	(10,000)

Net cash used in financing activities	(2,246,763)	(1,832,453)

Net (decrease) increase in cash	(1,011,213)	(242,359)

Cash, beginning of period	3,043,654	1,318,612
Cash, end of period	$2,032,441	$1,076,253

Supplemental disclosures of cash flow information:
Interest paid	$139,723	$127,527

Income taxes paid	$243,231	$54,320

Supplemental schedule of noncash investing and financing activities:
During the six months ended June 30, 2008 and 2007, the Company incurred capital lease obligations of $365,500 and $1,005,032, respectively, for medical equipment. In addition, equipment purchases of $530,155 are included in accrued expenses and other liabilities in the accompanying balance sheet as of June 30, 2008 for which the Company is arranging lease financing.

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

The results of operations presented for the three and six months ended June 30, 2008 and 2007 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

Principles of Consolidation
The consolidated financial statements include the accounts of Emergent and its wholly owned subsidiaries. Also, in accordance with the Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities”, the Company has accounted for its equity investments in ten limited liability companies under the full consolidation method. All significant intercompany transactions and balances have been eliminated through consolidation.

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

Accounts Receivable and Concentration of Business and Credit Risks
We market our services primarily to hospitals and out-patient centers located in California, Nevada, Utah, Colorado and Arizona. Our equipment rental and technician services are subject to competition from other similar businesses. Our accounts receivable represent financial instruments with potential credit risk. We offer credit terms and credit limits to most of our customers based on the creditworthiness and past payment histories of such customers. However, we retain the right to place such customers on credit hold should their account become delinquent. We maintain an allowance for doubtful accounts for estimated losses should customers fail to make required payments. In addition, we monitor the age of customer account balances, historical bad debt experience, customer creditworthiness, customer specific information, and changes in payment patterns when making estimates of the collectibility of trade receivables. Accounts receivable are written off when all collection attempts have failed. Our allowance for doubtful accounts will be increased if circumstances warrant. Based on the information available, management believes that our net accounts receivable are collectible.

Inventory
Inventory consists of finished goods primarily used in connection with the delivery of our mobile surgical equipment rental and services business. Inventory is stated at the lower of cost or market, on a first-in, first-out basis.

Stock-Based Compensation

Compensation costs related to stock options are determined in accordance with SFAS No. 123R, “Share-Based Payments”, using the modified prospective method. Under this method, compensation cost recognized during the quarters ended June 30, 2008 and 2007 includes compensation cost for all share-based payments granted prior to but not yet vested as of January 1, 2006, and all grants subsequent to that date, based on the grant date fair value, which is amortized over the remaining vesting period for such options. There were no options granted during the six months ended June 30, 2008 and 2007, respectively. Compensation costs related to stock options for the three months ended June 30, 2008 and 2007 were $2,996 and $2,660, respectively, and $5,991 and $5,421 for the six months ended June 30, 2008 and 2007, respectively.

The 2002 Employee Benefit and Consulting Services Compensation Plan (the “2002 Plan”) was adopted in 2002 for the purpose of providing incentives to key employees, officers, and consultants of the Company who provide significant services to the Company. As of June 30, 2008, there are 650,000 common shares authorized for grant under the 2002 Plan. Options will not be granted for a term of more than ten years from the date of grant. Generally, options will vest evenly over a period of five years, and the 2002 Plan expires in March 2012. Incentive stock options granted under the 2002 are non-statutory stock options. As of June 30, 2008, the number of shares reserved for future awards was 217,957.

A summary of the Company's outstanding options and activity is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2008	321,376	$1.48

Options Granted	-	$-
Options Canceled	-	$-
Options Exercised	(558)	$0.40

Outstanding at June 30, 2008	320,818	$1.48

Exercisable at June 30, 2008	273,515	$1.56

The weighted-average remaining contractual life of the options outstanding at June 30, 2008 is 5.05 years. The exercise prices for the options outstanding at June 30, 2008 ranged from $0.40 to $162.00, and information relating to these options is as follows:

Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable	Weighted-Average Remaining Contractual Life of Options Exercisable		Weighted-Average Exercise Price of Options Outstanding	Weighted-Average Exercise Price of Options Exercisable

$0.40	298,469	262,243	4.72	years	$0.40	$0.40
$3.05 - 8.00	14,500	3,423	6.55	years	$3.73	$5.94
$20.00 - 51.00	7,844	7,844	3.10	years	$38.41	$38.41
$162.16	5	5	0.90	years	$162.00	$162.00
$0.40 - 162.16	320,818	273,515	4.70	years	$1.48	$1.56

As of June 30, 2008, the total unrecognized fair value compensation cost related to unvested stock options was $32,650, which is to be recognized over a remaining weighted average period of approximately 2.7 years.

		Weighted
		Average
		Remaining	Weighted
	Number	Contractual Life	Average Exercise
	Outstanding	(in years)	Price

Non Vested, January 1, 2008	67,821	4.76	$0.89
Granted	-		$-
Forfeited	-		$-
Vested	(20,518)		$0.40
Non Vested, June 30, 2008	47,303	4.27	$1.10

In addition to options granted under the 2002 Plan, as of June 30, 2008 we have 330,500 restricted award shares issued and outstanding of which 105,000 shares were granted to executive officers and directors in each of March 2008 and 2007, respectively. Award shares generally vest in equal installments over five years from the date of issuance. Such award shares are issued from time to time to executive officers, directors and employees of the Company. Non-vested award shares are subject to forfeiture in the event that the recipient is no longer employed by the Company at the time of vesting, subject to the Board’s right to waive the forfeiture provisions. Compensation expense related to such shares is determined as of the issuance date based on the fair value of the shares issued and is amortized over the related vesting period. Total compensation expense related to the award shares issued in March 2008 and 2007 was $320,250 and $341,250, respectively, which are being amortized over the vesting period of five years. Compensation expense related to outstanding award shares was $38,187 and $20,630 for the three months ended June 30, 2008 and 2007, respectively, and $64,967 and $26,359 for the six months ended June 30, 2008 and 2007, respectively.

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

	Three Months Ended June 30,		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Numerator -
Net income attributable to common
shareholders	$711,368	$361,204	$1,143,268	$878,315
Denominator -
Weighted-average number of common
shares outstanding during the period	5,725,802	5,551,558	5,688,150	5,480,253
Dilutive effect of stock options	255,767	323,291	259,270	322,006
Common stock and common stock equivalents used for diluted earnings per share	5,981,569	5,874,849	5,947,420	5,802,259

Recent Accounting Pronounments

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is required to adopt the provisions of SFAS 157, as applicable, beginning in fiscal year 2008.  The adoption of SFAS 157 did not have a material impact on the Company's financial position or results of operations.

3.	DEBT OBLIGATIONS

The Company entered into a new credit agreement (the “Agreement”) with a bank, effective June 23, 2008. The Agreement provides for a line of credit of $1 million and is collateralized by substantially all assets of the Company. Advances under the Agreement bear interest at the prime rate, plus one-half of one percent, with interest payable monthly. Subject to the terms of the Agreement, the Company may request and repay advances from time to time through the expiration date. The Agreement includes certain financial covenants that must be met including a covenant that for a period of not less than thirty (30) consecutive days during the loan term, that no loan amount will be outstanding under the Agreement. The Agreement expires on June 3, 2009. As of June 30, 2008 the Company was in compliance with the terms of its revolving credit agreement. This Agreement was amended in August 2008 as discussed below.

The Company incurred total net interest expense of $63,704 and $59,798 for the three months ended June 30, 2008 and 2007, respectively, and $126,136 and $111,602 for the six months ended June 30, 2008 and 2007, respectively.

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

Plaintiff’s complaint against the Defendants named above is a civil lawsuit, which was signed by the clerk on February 2, 2005. This action is brought in the United States District Court, Southern District of New York by Plaintiff against the Company, a former director, Daniel Yun, and other parties to recover money damages for alleged fraud, negligent misrepresentations and aiding and abetting fraud. The Amended Complaint alleges that the factual basis involving the action against the Company involves alleged false representations to Plaintiff to induce him to leave his then employment in 2001 and accept the Company’s and another named Defendant’s alleged offer of employment. Plaintiff seeks compensatory damages and punitive damages each in the amount of not less than $2,100,000 together with interest thereon, reasonable attorneys’ fees and other specific relief against Defendants other than the Company. Management has denied the Plaintiff’s allegations against the Company and intends to vigorously defend this lawsuit. During the quarter ended June 30, 2008, there were no material developments in this matter.

5.	RELATED PARTY TRANSACTIONS

Transactions with BJH Management
The services of the Company’s Chairman and Chief Executive Officer are contracted through BJH Management for a monthly fee of $15,167. In March 2007, the services agreement with BJH Management was extended to June 30, 2010.

The Company’s Chairman and Chief Executive Officer maintains his primary office in New York. In this regard, the Company reimbursed BJH Management, LLC (“BJH”), a company owned by the Company’s Chairman and Chief Executive Officer, for office rent and other reimbursable expenses totaling $10,669 and $7,738 for the three months ended June 30, 2008 and 2007, respectively and $20,486 and $21,584 for the six months ended June 30, 2008 and  2007, respectively.

6.	LIMITED LIABILITY COMPANIES

In connection with expanding its business in certain commercial and geographic areas, PRI Medical will at times help to form Limited Liability Companies (“LLCs”) in which it will acquire either a minority or majority interest and offer the remaining interests to other investors. These LLCs acquire certain medical equipment for use in their respective business activities which generally focus on surgical procedures. PRI Medical helped to form and acquire equity interests in various LLCs in Colorado and California and currently holds interests in ten LLCs as of June 30, 2008. During the second half of 2007, PRI Medical helped to form four new LLCs. Such LLCs acquired medical equipment for rental purposes under equipment financing leases. The third party investors in each respective LLC generally provide the lease financing company with individual proportionate lease guarantees based on their respective ownership percentages in the LLCs. In addition, PRI Medical will provide such financing companies with its corporate guarantee based on its respective ownership interest in each LLC. In certain instances, PRI Medical has provided such financing companies with an overall corporate guarantee in connection with equipment financing transactions. In such instances, the individual investors in each respective LLC will generally indemnify PRI Medical against losses, if any, incurred in connection with its corporate guarantee.

7.	SUBSEQUENT EVENTS

On July 30, 2008, the Company received investment commitments totaling $1,130,890 from 15 investors to purchase the Company’s Common Stock. The commitments consisted of 665,231 Units at an offering price of $1.70 per Unit. Each Unit consisted of one share of Common Stock and a Warrant to purchase 0.6 share of Common Stock at an exercise price of $1.75 per whole share. The Warrants expire at the close of business on July 31, 2013. Of the 665,231 Units, 533,825 Units (equivalent to $907,503) were purchased by officers and directors of the Company.

On August 1, 2008, the Company entered into an agreement to acquire the assets of the Surgical Services Division (the “Services Division”) of PhotoMedex, Inc. The Services Division provides mobile laser services in 11 Northeast, Middle Atlantic and Southeast states, serving 18 individual local markets expanding PRI’s geographic coverage to a total of 16 states. Revenues of the Services Division were $7,667,000 for the year ended December 31, 2007. The purchase price for the Services Division is approximately $3,096,325, subject to certain post closing adjustments, plus closing costs. The acquisition was closed on August 9, 2008, at which time the purchase price was paid by the Company through borrowings from a bank of $1,750,000, under a fully amortizing capital equipment lease arrangement, which is collateralized by the acquired assets and other unencumbered assets of the Company, the proceeds from the private sale of our restricted Common Stock as discussed in the preceding paragraph, with the balance paid from existing cash. The aforementioned capital equipment lease agreement provides for monthly payments of principal and interest starting on September 1, 2008 of $46,378 over 42 equal monthly installments.

In connection with the acquisition of the Surgical Services Division of PhotoMedex, as discussed elsewhere in this Form 10-Q, on  August 11, 2008 the Company signed an amendment to its existing line of credit agreement  with a bank whereby the credit line commitment was increased from $1 million to $1.5 million with the expiration date changed to August 3, 2009.  Other terms and conditions for the Agreement remain unchanged.

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, and actual results could be significantly different than those discussed in this Form 10-Q. Certain statements contained in Management's Discussion and Analysis, particularly in "Liquidity and Capital Resources," and elsewhere in this Form 10-Q are forward-looking statements. These statements discuss, among other things, expected growth, future revenues and future performance. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. The forward-looking statements are subject to risks and uncertainties including, without limitation, the following: (a) changes in levels of competition from current competitors and potential new competition, (b) possible loss of significant customer(s), (c) the Company’s ability to effectively integrate into its operations the recently acquired assets and customers of the Surgical Services Division of PhotoMedex, Inc., as discussed elsewhere in this Form 10-Q, and its ability to integrate new and changing medical technologies into to its product and service offerings, (d) the risk of equipment vendors not making their equipment and technologies available to equipment rental and service companies such as ours, (e) the Company’s ability to meet the terms and conditions of its debt and lease obligations, and (f) changes in availability or terms of working capital financing from vendors and lending institutions. The foregoing should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us. All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company on the date thereof, and the Company assumes no obligation to update any forward-looking statements.

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

Recent Developments

On August 1, 2008, the Company entered into an agreement to acquire the assets of the Surgical Services Division (the “Services Division”) of PhotoMedex, Inc. The Services Division provides mobile laser services in 11 Northeast, Middle Atlantic and Southeast states, serving 18 individual local markets expanding PRI’s geographic coverage to a total of 16 states. Revenues of the Services Division were $7,667,000 for the year ended December 31, 2007. The purchase price for the Services Division was approximately $3,096,325, subject to certain post closing adjustments, plus closing costs. The acquisition was closed on August 9, 2008, at which time the purchase price was paid by the Company through borrowings from a bank of $1,750,000, under a fully amortizing capital equipment lease arrangement, which is collateralized by the acquired assets and other unencumbered assets of the Company, the proceeds from the private sale of our restricted common stock as discussed elsewhere in this Form 10-Q, with the balance paid from existing cash. The aforementioned capital equipment lease agreement provides for monthly payments of principal and interest starting on September 1, 2008 of $46,378 over 42 equal monthly installments.

Due to the foregoing acquisition, we anticipate that such acquisition will have an impact on future operating results and the comparability of one period to another.

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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2008	%	2007	%	2008	%	2007	%

Revenue	$4,901,549	100%	$4,331,488	100%	$9,405,838	100%	$8,714,296	100%
Cost of goods sold	2,690,183	55%	2,623,649	61%	5,316,017	57%	5,190,753	60%

Gross profit	2,211,366	45%	1,707,839	39%	4,089,821	43%	3,523,543	40%

Selling, general, and administrative expenses	1,131,241	23%	1,099,876	25%	2,255,094	24%	2,188,100	25%

Income from operations	1,080,125	22%	607,963	14%	1,834,727	19%	1,335,443	15%

Other income (expense)	(23,295)	0%	(37,814)	-1%	(73,075)	-1%	(67,296)	-1%

Income before provision for income
taxes and minority interest	1,056,830	22%	570,149	13%	1,761,652	18%	1,268,147	14%
Provision for income taxes	(75,000)	-2%	(39,510)	-1%	(135,500)	-1%	(95,412)	-1%

Net income before minority interest	981,830	20%	530,639	12%	1,626,152	17%	1,172,735	13%

Minority interest in income of consolidated
limited liability companies	(270,462)	-6%	(169,435)	-4%	(482,884)	-5%	(294,420)	-3%
Net income	$711,368	14%	$361,204	8%	$1,143,268	12%	$878,315	10%

Comparison of the Three Months Ended June 30, 2008 to June 30, 2007

The Company generated revenues of $4,901,549 in 2008 compared to $4,331,488 in 2007. The increase in revenues in 2008 of $570,061 or 13% is primarily related to an increase in revenues from our surgical procedures. Revenues from our surgical and cosmetic procedures represented approximately 95% and 5% of total revenues for 2008 and 94% and 6% for 2007, respectively.

Cost of goods sold was $2,690,183 in 2008 or 55% of revenues for 2008 compared to $2,623,649 or 61% of revenues for 2007, respectively. Costs of goods sold primarily consist of payroll costs and related expenses for technicians, cost of disposables consumed, depreciation and amortization related to equipment, insurance costs and other operating costs incurred in rendering mobile medical equipment and technician services. The overall dollar increase in cost of goods sold of $66,534 or 3% for 2008 is generally due to increases in disposable costs, equipment maintenance costs, and to depreciation and amortization expense; offset by a decrease of $62,467 in equipment rental costs. Disposable costs increased as a result of increased volume in surgical cases where more expensive disposable items were used. Depreciation and amortization expense increased due to equipment purchases in 2008 and 2007, while equipment rental expense decreased, in part, due to equipment purchased that was previously rented. The net change in other cost categories included in cost of goods sold remained relatively consistent in 2008 compared to 2007.

Gross profit from operations was $2,211,366 in 2008 compared to $1,707,839 in 2007. Gross profit as a percentage of revenues was 45% in 2008 compared to 39% in 2007. Gross margins may vary from quarter to quarter depending on the type of surgical procedures performed due to the fact that certain procedures require more expensive disposable items. In addition, gross margin rates will vary from period to period depending upon other factors including pricing considerations, and equipment and technician utilization rates. The gross margin for 2008 is not necessarily indicative of the margins that may be realized in future periods.

Selling, general, and administrative expenses were $1,131,241 or 23% of revenues in 2008 compared to $1,099,876 or 25% of revenues in 2007. Such costs include, among others, payroll and related expenses, insurance costs and occupancy costs. The increase in selling, general and administrative expenses of $31,365 in 2008 is primarily related to increased payroll expenses and other costs, related to sales personnel.

Other income (expense) was $(23,295) in 2008 compared to $(37,814) in 2007. Other income (expense) includes interest income and expense, gains and losses on disposal of property and equipment, and other miscellaneous income and expense items. The net decrease in other income (expense) of $(14,519) is for 2008 is primarily related to an increase in gain on disposal of property and equipment of $28,825; offset by an increase in net interest expense of $3,906 and a decrease in other miscellaneous income of $10,400. The increase in interest costs relates to new equipment leases entered into during the current and prior years.

The minority interest (ownership interests held by non-affiliates) in net income of limited liability companies was $270,462 in 2008 compared to $169,435 in 2007. In 2008 and 2007 we held minority interests in ten and six entities, respectively. As of June 30, 2008 and 2007, in accordance with the Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities”, the Company accounted for its equity investments in entities in which it holds a minority interest under the full consolidation method.

Net income was $711,368 in 2008 compared to $361,204 in 2007. The increase in net income of $350,164 for 2008 compared to 2007 is attributable to the changes in revenues and expenses as discussed above. Provision for income taxes was $75,000 in 2008 compared to $39,510 in 2007. The Company has net operating loss carryforwards for federal tax purposes. The provision for income taxes of as of June 30, 2008 relates to state taxes and to federal Alternative Minimum Taxes (AMT). Basic and fully diluted net income per share for 2008 was $0.12 and $0.12, respectively, compared to basic and fully diluted net of income per share for 2007 of $0.07 and $0.06, respectively. Basic and fully diluted shares outstanding for 2008 were 5,725,802 and 5,981,569, respectively, and 5,551,558 and 5,874,849 for 2007, respectively.

Comparison of the Six Months Ended June 30, 2008 to June 30, 2007

The Company generated revenues of $9,405,838 in 2008 compared to $8,714,296 in 2007. The increase in revenues in 2008 of $691,542, or 8% is primarily related to an increase in revenues from our surgical procedures. Revenues from our surgical and cosmetic procedures represented approximately 95% and 5% of total revenues for 2008 and 94% and 6% for 2007, respectively.

Cost of goods sold was $5,316,017 or 57% of revenues in 2008 compared to $5,190,753 or 60% of revenues for 2007. Costs of goods sold primarily consists of payroll costs and related expenses for technicians, cost of disposables consumed, insurance costs and other operating costs incurred in rendering mobile medical equipment and technician services. The overall dollar increase in cost of goods sold of $125,264 or 2% for 2008 is generally due to increases in disposable costs, payroll and related costs and an increase in depreciation and amortization expense; offset by a decrease of $147,814 in equipment rental costs. Disposable costs increased as a result of increased volume in surgical cases where more expensive disposable items were used, while payroll costs increased as a result of the increase in the number and/or type of surgical and cosmetic procedures performed in 2008 compared to 2007. Depreciation and amortization expense increased due to equipment purchases in 2008 and 2007, while equipment rental expense decreased, in part, due to equipment purchased that was previously rented. The net change in other cost categories included in cost of goods sold remained relatively unchanged in 2008 compared to 2007.

Gross profit from operations was $4,089,821 in 2008 compared to $3,523,543 in 2007. Gross profit as a percentage of revenues was 43% in 2008 compared to 40% in 2007. Gross margins after disposable costs will vary depending on the type of surgical procedure performed due to the fact that certain procedures require more expensive disposable items. In addition, gross margin rates will vary from period to period depending upon other factors including pricing considerations, and equipment and technician utilization rates. The gross margin for 2008 is not necessarily indicative of the margins that may be realized in future periods.

Selling, general, and administrative expenses were $2,255,094 or 24% of revenues for 2008 and $2,188,100 or 25% of revenues for 2007. Such costs include, among others, payroll and related expenses, insurance costs and occupancy costs. The increase in selling, general and administrative expenses of $66,994 in 2008 is primarily related to increases in incentive compensation to advance new product lines and to increases in sales management and other payroll related expenses.

Other income (expense) was $(73,075) in 2008 compared to $(67,296) in 2007. Other income (expense) includes interest expense, gains and losses on disposal of property and equipment, and other miscellaneous income and expense items. The net increase in other income (expense) of $(5,779) for 2008 is primarily related to an increase in gain on disposal of property and equipment of $20,723; offset by an increase in net interest expense of $14,534 and a decrease in other miscellaneous income of $11,968. The increase in interest costs relates to new equipment leases entered into during the current and prior years, while the increase in the gain on sale of equipment relates to miscellaneous equipment dispositions during 2008.

The minority interest in net income of limited liability companies was $482,884 in 2008 compared to $294,420 in 2007. Minority interest in income relates to the consolidation of ten entities in 2008 and six entities in 2007 in which we hold an equity investment interest. As of June 30, 2008 and 2007, in accordance with the Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities”, the Company accounted for its equity investments in these entities under the full consolidation method.

Net income was $1,143,268 in 2008 compared to $878,315 in 2007. Provision for income taxes was $135,500 in 2008 compared to $95,412 in 2007. The Company has net operating loss carryforwards for federal tax purposes. The provision for income taxes of $135,500 as of June 30, 2008 relates to state taxes and to estimated Alternative Minimum Taxes (AMT). Basic net income per share for 2008 and 2007 was $0.20 and $0.16, respectively, while fully diluted net income per share for 2008 and 2007 was $0.19 and $0.15, respectively. Basic and fully diluted shares outstanding for 2008 were 5,688,150 and 5,947,420, respectively, and 5,480,253 and 5,802,259 for 2007, respectively.

Liquidity and Capital Resources

The Company entered into a new credit agreement (the “Agreement”) with a bank, effective June 23, 2008. The Agreement provides for a line of credit of $1 million and is collateralized by substantially all assets of the Company. Advances under the Agreement bear interest at the prime rate, plus one-half of one percent, with interest payable monthly. Subject to the terms of the Agreement, the Company may request and repay advances from time to time through the expiration date. The Agreement includes certain financial covenants that must be met including a covenant that for a period of not less than thirty (30) consecutive days during the loan term, that no loan amount will be outstanding under the Agreement. The Agreement expires on June 3, 2009. As of June 30, 2008 the Company was in compliance with the terms of its revolving credit agreement.

In connection with the acquisition of the assets of the Surgical Services Division of PhotoMedex, as discussed elsewhere in this Form 10-Q, on August 11, 2008 the line of credit agreement was amended whereby the credit line commitment was increased from $1.0 million to $1.5 million with the expiration date changed to August 3, 2009.  Other terms and conditions for the Agreement remain unchanged.

On July 30, 2008, the Company received investment commitments totaling $1,130,890 from 15 investors to purchase the Company’s Common Stock. The commitments consisted of 665,231 Units and at an offering price of $1.70 per Unit. Each Unit consisted of one share of Common Stock and a Warrant to purchase 0.6 share of Common Stock at an exercise price of $1.75 per whole share. The Warrants expire at the close of business on July 31, 2013. Of the 665,231 Units, 533,825 Units (equivalent to $907,503) were purchased by officers and directors of the Company.

On August 1, 2008, the Company entered into an agreement to acquire the assets of the Surgical Services Division (the “Services Division”) of PhotoMedex, Inc. The Services Division provides mobile laser services in 11 Northeast, Middle Atlantic and Southeast states, serving 18 individual local markets expanding PRI’s geographic coverage to a total of 16 states. Revenues of the Services Division were $7,667,000 for the year ended December 31, 2007. The purchase price for the Services Division was approximately $3,096,325, subject to certain post closing adjustments, plus closing costs. The acquisition was closed on August 9, 2008, at which time the purchase price was paid by the Company through borrowings from a bank of $1,750,000, under a fully amortizing capital equipment lease arrangement, which is collateralized by the acquired assets and other unencumbered assets of the Company, the proceeds from the private sale of our restricted common stock as discussed in the preceding paragraph, with the balance paid from existing cash. The aforementioned capital equipment lease agreement provides for monthly payments of principal and interest starting on September 1, 2008 of $46,378 over 42 equal monthly installments.

The Company had cash and cash equivalents of $2,032,441 at June 30, 2008. Cash provided by operating activities for the three months ended June 30, 2008 was $1,804,790. Cash generated from operations includes net income of $1,143,268, depreciation and amortization of $722,678, minority interest in net income of $482,884, stock-based compensation of $70,958, a decrease of $25,387 in deposits and other assets, and an increase in accounts payable of $92,743; offset by increases in accounts receivable of $151,519, inventory of $97,039, prepaid expenses of $40,889 and a decrease in accrued expenses and other liabilities of $414,744. Cash used in investing activities was $569,240 and consisted of purchase of property and equipment of $235,777, cash distributions of $432,816 to members of limited liability companies, offset by contributions from new members to limited liability companies of $69,375 and proceeds from the sale of equipment of $29,978. Cash used for financing activities was $2,246,763 and consisted of payment of dividends on common stock of $1,686,095, and payments on lease and debt obligations of $585,224 and $50,444, respectively. In addition, during the three months ended June 30, 2008 we borrowed and repaid $8,172,638 under our previous revolving line of credit agreement.

The Company had cash and cash equivalents of $1,076,253 at June 30, 2007. Cash provided by operating activities for the six months ended June 30, 2007 was $2,059,029. Cash generated from operations includes net income of $878,315, depreciation and amortization of $739,640, minority interest in net income of $294,420, decreases in inventory of $359,092, accounts receivable of $75,292, deposits and other assets of $30,281 and stock-based compensation expense of $53,447; offset by an increase in prepaid expenses of $60,116, decreases in accounts payable of $218,136, and accrued expenses of $84,992. Cash used in investing activities was $468,935 related to the purchase of property and equipment of $173,816 and to cash distributions of $314,635 to members of limited liability companies; offset by net proceeds of $4,580 from the disposition of property and equipment and contributions from new members to limited liability companies of $15,000. Cash used for financing activities was $1,832,453 from payments on lease and debt obligations of $545,802 and $182,402, respectively, payment of loan fees of $10,000, and payment of dividends on common stock of $1,094,249. In addition, during the six months ended June 30, 2007 we borrowed and repaid $8,266,000 under our revolving line of credit.

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

Item 3. Quantitative and Qualitative Disclosures About  Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates,foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our short term money market investments.The Company does not have any financial instruments held for hedging or other speculative purposes and does not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure. The Company does not have any credit facilities with variable interest rates.

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

Item 1A.    Risk Factors

As a  Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1A.

Item 2.       Changes in Securities

(a)	In the second quarter ended June 30, 2008, there were no sales of unregistered securities.
(b)	Rule 463 of the Securities Act is not applicable to the Company.
(c)	In the second quarter ended June 30, 2008 there were no repurchases by the Company of its Common Stock.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submissions of Matters to a Vote of Security Holders

In the second quarter ended June 30, 2008 there were no matters submitted to a vote of security holders.

Item 5.       Other Information

See “Subsequent Events” contained in the Notes to Condensed Financial Statements.

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

EMERGENT GROUP INC.

Date: August 14, 2008	By:	/s/ Bruce J. Haber
Bruce J. Haber,
Chairman and Chief Executive Officer

Date: August 14, 2008	By:	/s/ William M. McKay
William M. McKay,
Chief Financial Officer and Secretary