Form 10-Q
period 2008-09-30
EMERGENT GROUP INC/NY
filed 2008-11-14
CIK 1021097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2008

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

As of November 13, 2008, the registrant had a total of 6,421,440 shares of Common Stock outstanding.

EMERGENT GROUP INC.

FORM 10-Q Quarterly Report

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Emergent Group Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
ASSETS	(Unaudited)

Current assets
Cash	$2,577,791	$3,043,654
Accounts receivable, net of allowance for doubtful
accounts of $49,984 and $17,460	4,281,351	2,313,084
Inventory, net	903,055	504,792
Prepaid expenses	246,335	164,857
Deferred income taxes	915,488	915,488

Total current assets	8,924,020	6,941,875

Property and equipment, net of accumulated depreciation and
amortization of $6,764,137 and $5,954,233	6,197,024	4,142,230
Goodwill	1,120,058	1,120,058
Other intangible assets, net of accumulated amortization of
$205,526 and $172,355	419,623	93,930
Deposits and other assets	79,384	104,758

Total assets	$16,740,109	$12,402,851

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Current portion of capital lease obligations	$1,855,551	$1,143,198
Current portion of notes payable	25,222	100,888
Accounts payable	1,133,311	709,027
Dividends payable	-	1,686,095
Accrued expenses and other liabilities	1,933,059	1,559,046

Total current liabilities	4,947,143	5,198,254

Capital lease obligations, net of current portion	3,600,316	2,341,710

Total liabilities	8,547,459	7,539,964

Minority interest	702,900	592,807

Shareholders' equity
Preferred stock, $0.001 par value, non-voting 10,000,000
shares authorized, no shares issued and outstanding	-	-
Common stock, $0.04 par value, 100,000,000 shares authorized
6,421,440 and 5,619,392 shares issued and outstanding	256,817	224,772
Additional paid-in capital	16,138,810	14,836,263
Accumulated deficit	(8,905,877)	(10,790,955)

Total shareholders' equity	7,489,750	4,270,080

Total liabilities and shareholders' equity	$16,740,109	$12,402,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

Emergent Group Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue	$6,394,974	$4,467,011	$15,800,812	$13, 181, 307
Cost of goods sold	3,751,747	2,685,863	9,067,764	7,876,615

Gross profit	2,643,227	1,781,148	6,733,048	5,304,692

Selling, general, and administrative expenses	1,498,459	1,036, 272	3,753,553	3,224,372

Income from operations	1,144,768	744,876	2,979,495	2,080,320

Other income (expense)
Interest expense, net	(79,800)	(54,208)	(205,936)	(165,810)

Gain on disposal of property and equipment	-	-	28,937	8,214
Other income, net	9,298	512	33,422	36,604

Total other income (expense)	(70,502)	(53,696)	(143,577)	(120,992)

Income before provision for income taxes
and minority interest	1,074,266	691,180	2,835,918	1,959,328
Provision for income taxes	(77,972)	(39,086)	(213,472)	(134,498)

Income before minority interest	996,294	652,094	2,622,446	1,824,830

Minority interest in income of consolidated
limited liability companies	(254,484)	(221,646)	(737,368)	(516,066)

Net income	$741,810	$430,448	$1,885,078	$1,308,764

Basic earnings per share	$0.12	$0.08	$0.32	$0.24

Diluted earnings per share	$0.11	$0.07	$0.30	$0.22

Basic weighted average shares outstanding	6,183,074	5,566,448	5,856,867	5,518,920

Diluted weighted-average shares outstanding	6,606,416	5,873,137	6,284,005	5,825,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

Emergent Group Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Cash flows from operating activities
Net income	$1,885,078	$1,308,764
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,169,883	1,092,113
Amortization of finance fees	4,167	25,959
Gain on disposal of property and equipment	(28,937)	(8,214)
Provision for doubtful accounts	32,524	5,000
Minority interest in income	737,368	516,066
Stock-based compensation expense	203,702	76,785
(Increase) decrease in assets and liabilities, net of assets acquired
Accounts receivable	(1,102,861)	120,263
Inventory	69,457	344,101
Prepaid expenses	(81,478)	(71,910)
Deposits and other assets	(8,152)	31,384
Increase (decrease) in
Accounts payable	364,281	6,931
Accrued expenses and other liabilities	102,019	45,731

Net cash provided by operating activities	3,347,051	3,492,973

Cash flows from investing activities
Purchase of property and equipment	(331,554)	(312,515)
Purchase of assets from PhotoMedex	(1,399,735)	-
Cash paid to members of limited liability companies	(697,621)	(489,803)
Contributions from new members of limited liability companies	84,375	55,000
Proceeds from the sale of property and equipment	29,978	4,580

Net cash used in investing activities	(2,314,557)	(742,738)

Cash flows from financing activities
Payments on capital lease obligations	(942,485)	(814,283)
Payments on dividends declared	(1,686,095)	(1,094,249)
Borrowings under line of credit	8,172,638	12,246,000
Repayments on line of credit	(8,172,638)	(12,246,000)
Payments on notes payable	(75,667)	(211,993)
Proceeds from private placement of common stock	1,130,890	-
Proceeds from equipment refinancing	75,000	-
Proceeds from exercise of common stocks	-	4,000
Payment of loan fees	-	(10,000)

Net cash used in financing activities	(1,498,357)	(2,126,525)

Net (decrease) increase in cash	(465,863)	623,710

Cash, beginning of period	3,043,654	1,318,612

Cash, end of period	$2,577,791	$1,942,322

Supplemental disclosures of cash flow information:
Interest paid	$225,395	$192,134

Income taxes paid	$292,497	$86,315

The accompanying notes are an integral part of these condensed consolidated financial statements.

Supplemental schedule of noncash investing and financing activities:

During the nine months ended September 30, 2008 and 2007, the Company incurred capital lease obligations of $2,913,444 and $1,204,532, respectively, for medical equipment. The lease obligation of $2,913,444 incurred during the nine months ended September 30, 2008 includes $1,750,000 of equipment financing incurred in connection with the acquisition of the assets of the Services Division from PhotoMedex, Inc. as further discussed herein. In addition, equipment purchases of $347,500 are included in accrued expenses and other liabilities in the accompanying balance sheet as of September 30, 2008 for which the Company is arranging lease financing.

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

As further discussed herein, on August 8, 2008 the Company acquired the assets of the Surgical Services Division (the “Services Division”) of PhotoMedex, Inc. The operating results for the three and nine months ended September 30, 2008 include the results of operations for the Services Division from August 9, 2008 to September 30, 2008. In addition, unaudited pro forma information is presented in Note 7 below for 2008 and 2007 assuming that the acquisition of assets had occurred on the dates stated therein.

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

The results of operations presented for the three and nine months ended September 30, 2008 and 2007 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

Principles of Consolidation
The consolidated financial statements include the accounts of Emergent and its wholly owned subsidiaries. Also, in accordance with the Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities”, the Company has accounted for its minority equity investments in certain limited liability companies under the full consolidation method. All significant intercompany transactions and balances have been eliminated through consolidation.

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

Accounts Receivable and Concentration of Business and Credit Risks
We market our services primarily to hospitals and out-patient centers located in California, Nevada, Utah, Colorado and Arizona. In addition, in connection with the acquisition of the assets of the Services Division on August 8, 2008, we now provide services to customers in 11 states in the Eastern United States. Our equipment rental and technician services are subject to competition from other similar businesses. Our accounts receivable represent financial instruments with potential credit risk. We offer credit terms and credit limits to most of our customers based on the creditworthiness and past payment histories of such customers. However, we retain the right to place such customers on credit hold should their account become delinquent. We maintain an allowance for doubtful accounts for estimated losses should customers fail to make required payments. In addition, we monitor the age of customer account balances, historical bad debt experience, customer creditworthiness, customer specific information, and changes in payment patterns when making estimates of the collectibility of trade receivables. Accounts receivable are written off when all collection attempts have failed. Our allowance for doubtful accounts will be increased if circumstances warrant. Based on the information available, management believes that our net accounts receivable are collectible.

Inventory
Inventory consists of finished goods primarily used in connection with the delivery of our mobile surgical equipment rental and services business. Inventory is stated at the lower of cost or market, on a first-in, first-out basis.

Stock-Based Compensation

Compensation costs related to stock options are determined in accordance with SFAS No. 123R, “Share-Based Payments”, using the modified prospective method. Under this method, compensation cost recognized during the quarters ended September 30, 2008 and 2007 includes compensation cost for all share-based payments granted prior to but not yet vested as of January 1, 2006, and all grants subsequent to that date, based on the grant date fair value, which is amortized over the remaining vesting period for such options. During August 2008 we issued 35,000 stock options to various employees. Such options vest in equal installments over five years and unvested options are subject to forfeiture should the respective employee leave the company. Compensation costs related to total stock options outstanding for the three months ended September 30, 2008 and 2007 were $3,178 and $2,668, respectively, and $9,107 and $8,090 for the nine months ended September 30, 2008 and 2007, respectively.

The 2002 Employee Benefit and Consulting Services Compensation Plan (the “2002 Plan”) was adopted in 2002 for the purpose of providing incentives to key employees, officers, and consultants of the Company who provide significant services to the Company. As of September 30, 2008, there are 650,000 common shares authorized for grant under the 2002 Plan. Options will not be granted for a term of more than ten years from the date of grant. Generally, options will vest evenly over a period of five years, and the 2002 Plan expires in March 2012. Incentive stock options granted under the 2002 Plan are non-statutory stock options. As of September 30, 2008, the number of shares reserved for future awards was 182,957.

A summary of the Company's outstanding options and activity is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2008	321,376	$1.48

Options Granted	35,000	$2.15
Options Canceled	-	$-
Options Exercised	(558)	$0.40

Outstanding at September 30, 2008	355,818	$1.55

Exercisable at September 30, 2008	282,131	$1.54

The weighted-average remaining contractual life of the options outstanding at September 30, 2008 is 5.30 years. The exercise prices for the options outstanding at September 30, 2008 ranged from $0.40 to $162.00, and information relating to these options is as follows:

Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable	Weighted-Average Remaining Contractual Life of Options Exercisable		Weighted-Average Exercise Price of Options Outstanding	Weighted-Average Exercise Price of Options Exercisable

$0.40	298,469	269,271	4.51	years	$0.40	$0.40
$2.15 - 8.00	49,500	5,011	7.34	years	$2.61	$4.85
$20.00 - 51.00	7,844	7,844	2.85	years	$38.41	$38.41
$162.16	5	5	0.65	years	$162.00	$162.00

$0.40 - 162.16	355,818	282,131	4.52	years	$1.55	1.54

As of September 30, 2008, the total unrecognized compensation cost related to unvested stock options was $34,824, which is to be recognized over a remaining weighted average vesting period of approximately 3.6 years.

		Weighted
		Average
		Remaining	Weighted
	Number	Contractual Life	Average
	Outstanding	(in years)	Exercise Price

Non Vested, January 1, 2008	67,821	7.17	$0.89
Granted	35,000		$2.15
Forfeited	-		$-
Vested	(29,134)		$0.40
Non Vested, September 30, 2008	73,687	8.56	$1.68

In addition to options granted under the 2002 Plan, as of September 30, 2008, we have 360,909 restricted award shares issued and outstanding, of which 44,000 are fully vested. We issued 30,409 restricted shares to certain employees in August 2008 and 105,000 shares were granted to executive officers and directors in each of March 2008 and 2007, respectively. Award shares generally vest in equal installments over five years from the date of issuance. Such award shares are issued from time to time to executive officers, directors and employees of the Company. Non-vested award shares are subject to forfeiture in the event that the recipient is no longer employed by the Company at the time of vesting, subject to the Board’s right to waive the forfeiture provisions. Compensation expense related to such shares is determined as of the issuance date based on the fair value of the shares issued and is amortized over the related vesting period. Total fair value related to the award shares issued in August 2008 was $65,379, while the fair value for shares issued in March 2008 and 2007 was $320,250 and $341,250, respectively. Compensation costs are amortized over the vesting period of five years. Compensation expense related to outstanding award shares was $40,247 and $20,669 for the three months ended September 30, 2008 and 2007, respectively, and $105,214 and $47,029 for the nine months ended September 30, 2008 and 2007, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Numerator -
Net income attributable to common
shareholders	$741,810	$430,448	$1,885,078	$1,308,764
Denominator -
Weighted-average number of common
shares outstanding during the period	6,183,074	5,566,448	5,856,867	5,518,920
Dilutive effect of stock options and warrants	423,343	306,689	427,138	306,165
Common stock and common stock
equivalents used for diluted earnings per share	6,606,417	5,873,137	6,284,005	5,825,085

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

3.           DEBT OBLIGATIONS

The Company entered into a new credit agreement (the “Agreement”) with a bank in June 2008, which was amended in August 2008. The Agreement, as amended, provides for a line of credit of $1.5 million and is collateralized by substantially all assets of the Company. Advances under the Agreement bear interest at the prime rate, plus one-half of one percent, with interest payable monthly. Subject to the terms of the Agreement, the Company may request and repay advances from time to time through the expiration date. The Agreement includes certain financial covenants that must be met including a covenant that for a period of not less than thirty (30) consecutive days during the loan term, that no loan amount will be outstanding under the Agreement. The Agreement expires on August 3, 2009. As of September 30, 2008 the Company was in compliance with the terms of its revolving credit agreement and no amounts have been drawn under the facility.

In connection with the acquisition of the Services Division, we entered into an equipment lease financing loan with a bank for $1,750,000. The equipment lease is collaterialized by the acquired assets and other unencumbered assets of the Company and provides for monthly payments of principal and interest of $46,378 commencing on September 1, 2008 over 42 months, with interest at 6.4%. The lease financing agreement also requires Emergent to meet certain financial covenants over the loan term.

The Company incurred total net interest expense of $79,800 and $54,208 for the three months ended September 30, 2008 and 2007, respectively, and $205,936 and $165,810 for the nine months ended September 30, 2008 and 2007, respectively.

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

Plaintiff’s complaint against the Defendants named above is a civil lawsuit, which was signed by the clerk on February 2, 2005. This action is brought in the United States District Court, Southern District of New York by Plaintiff against the Company, a former director, Daniel Yun, and other parties to recover money damages for alleged fraud, negligent misrepresentations and aiding and abetting fraud. The Amended Complaint alleges that the factual basis involving the action against the Company involves alleged false representations to Plaintiff to induce him to leave his then employment in 2001 and accept the Company’s and another named Defendant’s alleged offer of employment. Plaintiff seeks compensatory damages and punitive damages each in the amount of not less than $2,100,000 together with interest thereon, reasonable attorneys’ fees and other specific relief against Defendants other than the Company. Management has denied the Plaintiff’s allegations against the Company and intends to vigorously defend this lawsuit. During the quarter ended September 30, 2008, there were no material developments in this matter.

5.	RELATED PARTY TRANSACTIONS

Transactions with BJH Management
The services of the Company’s Chairman and Chief Executive Officer are contracted through BJH Management for a monthly fee of $15,167. In March 2007, the services agreement with BJH Management was extended to June 30, 2010.

The Company’s Chairman and Chief Executive Officer maintains his primary office in New York. In this regard, the Company reimbursed BJH Management, LLC (“BJH”), a company owned by the Company’s Chairman and Chief Executive Officer, for office rent and other reimbursable expenses totaling $13,064 and $8,479 for the three months ended September 30, 2008 and 2007, respectively and $33,551 and $30,063 for the nine months ended September 30, 2008 and  2007, respectively.

6.           LIMITED LIABILITY COMPANIES

In connection with expanding its business, PRI Medical will at times help to form Limited Liability Companies (“LLCs”) in which it will acquire either a minority or majority interest and offer the remaining interests to other investors in order to help reduce our risk of financial investment in new technologies. These LLCs acquire certain medical equipment for use in their respective business activities which generally focus on surgical procedures. PRI Medical helped to form and acquire equity interests in various LLCs in Colorado and California and currently holds interests in ten LLCs as of September 30, 2008. During the second half of 2007, PRI Medical helped to form four new LLCs. Such LLCs acquired medical equipment for rental purposes under equipment financing leases. The third party investors in each respective LLC generally provide the lease financing company with individual proportionate lease guarantees based on their respective ownership percentages in the LLCs. In addition, PRI Medical will provide such financing companies with its corporate guarantee based on its respective ownership interest in each LLC. In certain instances, PRI Medical has provided such financing companies with an overall corporate guarantee in connection with equipment financing transactions. In such instances, the individual investors in each respective LLC will generally indemnify PRI Medical against losses, if any, incurred in connection with its corporate guarantee.

7.           ACQUISITION OF THE ASSETS OF THE SERVICES DIVISION OF PHOTOMEDEX, INC.

On August 2, 2008, the Company entered into an agreement to acquire the assets of the Surgical Services Division (the “Services Division”) of PhotoMedex, Inc. The Services Division provides mobile laser services in 11 Northeast, Middle Atlantic and Southeast states, serving 18 individual local markets expanding PRI’s geographic coverage to a total of 16 states. Revenues of the Services Division were $7,667,000 for the year ended December 31, 2007. The purchase price for the Services Division was approximately $3,096,325, subject to certain post closing adjustments, plus closing costs. The acquisition was closed on August 8, 2008, at which time the purchase price was paid by the Company through borrowings from a bank of $1,750,000 under a fully amortizing capital equipment lease arrangement, which is collateralized by the acquired assets and other unencumbered assets of the Company, the proceeds from the private sale of our restricted Common Stock as discussed elsewhere in this Form 10-Q, with the balance paid from existing cash.

The purchase price for the acquired assets of $3,096,325, plus certain acquisition costs was allocated to accounts receivable of $761,959, inventory of $467,720, equipment and vehicles of $1,594,670 and to customer list for $329,512. Equipment and vehicles are being depreciated over three to five years while the customer list is being amortized over ten years.

In connection with the acquisition of the assets of the Services Division, on July 31, 2008, the Company received investment commitments totaling $1,130,890 from 15 investors to purchase the Company’s Common Stock. The commitments consisted of 665,229 Units and at an offering price of $1.70 per Unit. Each Unit consisted of one share of Common Stock and a Warrant to purchase 0.6 share of Common Stock at an exercise price of $1.75 per whole share. The Warrants expire at the close of business on July 31, 2013. Of the 665,229 Units, 533,825 Units (equivalent to $907,503) were purchased by officers and directors of the Company.

We anticipate that such acquisition will have an impact on future operating results and the comparability of one period to another.

Unaudited Pro Forma Results of Operations for the Three and Nine Months Ended September 30, 2007

The historical operating results for the Company include the operating results for the Services Division from August 9, 2008 to September 30, 2008. Presented below are the comparative summarized pro forma operating results and earnings per share for the Company assuming that the acquisition of assets of the Services Division had been completed on July 1, 2008 and January 1, 2008 and on July 1, 2007 and January 1, 2007, respectively.

	Pro Forma Results of Operations
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Pro forma revenue	$7,131,272	$6,366,211	$20,198,859	18,908,835

Pro forma income from operations	$1,207,800	$960,368	$3,315,288	2,593,857

Pro forma net income	$790,074	$606,607	$2,138,789	1,714,272

Pro forma basic earnings per share	$0.12	$0.10	$0.34	$0.28

Pro forma diluted earnings per share	$0.12	$0.09	$0.31	$0.26

The unaudited pro forma condensed results of operations for 2008 and 2007 include pro forma adjustments to adjust depreciation and amortization expense based on asset values and related depreciation and amortization periods ascribed by the Company, interest expense incurred in connection with acquisition financing, certain acquisition related costs, and the estimated impact on state taxes related to the income of the Services Division. In connection with the acquisition transaction Emergent raised additional capital through the private placement of its Common Stock and the issuance of Warrants to purchase Common Stock in July 2008. The pro forma common and fully diluted shares outstanding assume completion of this transaction on July 1, 2008 and January 1, 2008 and on July 1, 2007 and January 1, 2007, respectively, and include the effects of this transaction in its basic and fully diluted shares outstanding. The issuance of the Warrants resulted in compensation expense of $93,937, which is also included in the pro forma adjustments for 2007.

The unaudited pro forma results for the periods presented above are not necessarily indicative of what actual results would have resulted had the acquisition transaction described herein occurred at the dates stated above nor do they purport to indicate the results of future operations of Emergent and the Services Division acquired from PhotoMedex, Inc. Furthermore, no effect has been given in the unaudited pro forma condensed statements of income for synergistic benefits that may be realized from the acquisition of the Services Division or costs that may be incurred in integrating operations. The unaudited condensed pro forma combined statements of income as presented herein should be read in conjunction with the accompanying notes, the historical financial statements and notes to the financial statements of Emergent set forth in Emergent’s periodic and current reports filed with the Securities and Exchange Commission and the carve-out audited and unaudited financial statements and notes of the Services Division as previously filed in Form 8-K.

8.           Subsequent Event

On November 4, 2008 the Company received notice from the NYSE Alternext US LLC (the “Exchange”) that it had been approved for the listing of its Common Stock on the Exchange. Effective November 10, 2008 the Company’s Common Stock began trading on the Exchange under the symbol “LZR.”

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

Acquisition of the Assets of the Services Division of PhotoMedex, Inc.

On August 2, 2008, the Company entered into an agreement to acquire the assets of the Surgical Services Division (the “Services Division”) of PhotoMedex, Inc. The Services Division provides mobile laser services in 11 Northeast, Middle Atlantic and Southeast states, serving 18 individual local markets expanding PRI’s geographic coverage to a total of 16 states. Revenues of the Services Division were $7,667,000 for the year ended December 31, 2007. The purchase price for the Services Division was approximately $3,096,325, subject to certain post closing adjustments, plus closing costs. The acquisition was closed on August 8, 2008, at which time the purchase price was paid by the Company through borrowings from a bank of $1,750,000, under a fully amortizing capital equipment lease arrangement, which is collateralized by the acquired assets and other unencumbered assets of the Company, the proceeds from the private sale of our restricted Common Stock as discussed elsewhere in this Form 10-Q, with the balance paid from existing cash.

We anticipate that such acquisition will have an impact on future operating results and the comparability of one period to another.

Unaudited Pro Forma Results for the Three Months and Nine Months Ended September 30, 2007

The historical operating results for the Company include the operating results for the Services Division from August 9, 2008 to September 30, 2008. Presented below are the comparative summarized pro forma operating results and earnings per share for the Company assuming that the acquisition of assets of the Services Division had been completed on July 1, 2008 and January 1, 2008 and on July 1, 2007 and January 1, 2007, respectively.

	Pro Forma Results of Operations
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Pro forma revenue	$7,131,272	$6,366,211	$20,198,859	18,908,835

Pro forma income from operations	$1,207,800	$960,368	$3,315,288	2,593,857

Pro forma net income	$790,074	$606,607	$2,138,789	1,714,272

Pro forma basic earnings per share	$0.12	$0.10	$0.34	$0.28

Pro forma diluted earnings per share	$0.12	$0.09	$0.31	$0.26

The unaudited pro forma condensed results of operations for 2008 and 2007 include pro forma adjustments to adjust depreciation and amortization expense based on asset values and related depreciation and amortization periods ascribed by the Company, interest expense incurred in connection with acquisition financing, certain acquisition related costs, and the estimated impact on state taxes related to the income of the Services Division. In connection with the acquisition transaction Emergent raised additional capital through the private placement of its Common Stock and the issuance of Warrants to purchase Common Stock in July 2008. The pro forma common and fully diluted shares outstanding assume completion of this transaction on July 1, 2008 and January 1, 2008 and on July 1, 2007 and January 1, 2007 and include the effects of this transaction in its basic and fully diluted shares outstanding. The issuance of the Warrants resulted in compensation expense of $93,937, which is also included in the pro forma adjustments for 2007.

The unaudited pro forma results for 2008 and 2007 are not necessarily indicative of what actual results would have resulted had the acquisition transaction described herein occurred on the dates stated above nor do they purport to indicate the results of future operations of Emergent and the Services Division acquired from PhotoMedex, Inc. Furthermore, no effect has been given in the unaudited pro forma condensed statements of income for synergistic benefits that may be realized from the acquisition of the Services Division or costs that may be incurred in integrating operations. The unaudited condensed pro forma combined statements of income as presented herein should be read in conjunction with the accompanying notes, the historical financial statements and notes to the financial statements of Emergent set forth in Emergent’s periodic and current reports filed with the Securities and Exchange Commission and the carve-out audited and unaudited financial statements and notes of the Services Division as previously filed in Form 8-K.

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

Revenue Recognition. Revenue is recognized once our mobile rental and technicians services are performed and billable. We are required to make judgments based on historical experience and future expectations, as to the realizability of goods and services billed to our customers. These judgments are required to assess the propriety of the recognition of revenue based on Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” and related guidance. We make such assessments based on the following factors: (a) customer-specific information, and (b) historical experience for issues not yet identified.

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

Results of Operations

The following table sets forth certain selected unaudited condensed consolidated statements of income data for the periods indicated in dollars and as a percentage of total revenues. The following discussions relate to our results of operations for the periods noted which include the results of operations for the Services Division acquired on August 8, 2008, as discussed herein. The results of operations for the periods noted are not necessarily indicative of the results expected for any other interim period or any future fiscal year. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2008	%	2007	%	2008	%	2007	%

Revenue	$6,394,974	100%	$4,467,011	100%	$15,800,812	100%	$13,181,307	100%
Cost of goods sold	3,751,747	59%	2,685,863	60%	9,067,764	57%	7,876,615	60%

Gross profit	2,643,227	41%	1,781,148	40%	6,733,048	43%	5,304,692	40%

Selling, general, and administrative	1,498,459	23%	1,036,272	23%	3,753,553	24%	3,224,372	24%

Income from operations	1,144,768	18%	744,876	17%	2,979,495	19%	2,080,320	16%

Other income (expense)	(70,502)	-1%	(53,696)	-1%	(143,577)	-1%	(120,992)	-1%

Income before provision for income
taxes and minority interest	1,074,266	17%	691,180	16%	2,835,918	18%	1,959,328	15%
Provision for income taxes	(77,972)	-1%	(39,086)	-1%	(213,472)	-1%	(134,498)	-1%

Net income before minority interest	996,294	16%	652,094	15%	2,622,446	17%	1,824,830	14%

Minority interest in income of consolidated
limited liability companies	(254,484)	-4%	(221,646)	-5%	(737,368)	-5%	(516,066)	-4%
Net income	$741,810	12%	$430,448	10%	$1,885,078	12%	$1,308,764	10%

Comparison of the Three Months Ended September 30, 2008 to September 30, 2007

The Company generated revenues of $6,394,974 in 2008 compared to $4,467,011 in 2007. The increase in revenues in 2008 of $1,927,963 or 43% is primarily related to the inclusion of revenues of $1,011,785 from the Services Division since August 8, 2008 and to an increase in revenues from our surgical procedures.

Cost of goods sold was $3,751,747 in 2008 or 59% of revenues for 2008 compared to $2,685,863 or 60% of revenues for 2007, respectively. Costs of goods sold primarily consist of payroll costs and related expenses for technicians, cost of disposables consumed, depreciation and amortization related to equipment, insurance costs and other operating costs incurred in rendering mobile medical equipment and technician services. The overall dollar increase in cost of goods sold of $1,065,884 or 40% for 2008 is due to the inclusion of costs from the Services Division since August 8, 2008,  increases in disposable costs, equipment maintenance costs, and to depreciation and amortization expense. Exclusive of the effects of the Services Division, disposable costs increased as a result of increased volume in surgical cases where more expensive disposable items were used. Depreciation and amortization expense increased due to equipment purchases in 2008 and 2007. The net change in other cost categories included in cost of goods sold remained relatively consistent in 2008 compared to 2007.

Gross profit from operations was $2,643,227 in 2008 compared to $1,781,148 in 2007. Gross profit as a percentage of revenues was 41% in 2008 compared to 40% in 2007. Gross margins may vary from quarter to quarter depending on the type of surgical procedures performed due to the fact that certain procedures require more expensive disposable items. In addition, gross margin rates will vary from period to period depending upon other factors including pricing considerations, and equipment and technician utilization rates. The gross margin for 2008 is not necessarily indicative of the margins that may be realized in future periods.

Selling, general, and administrative expenses were $1,498,459 or 23% of revenues in 2008 compared to $1,036,272 or 23% of revenues in 2007. Such costs include, among others, payroll and related expenses, insurance costs and occupancy costs. The increase in selling, general and administrative expenses of $462,187 in 2008 is due to the inclusion of costs from the Services Division since August 8, 2008, the inclusion of certain non-recurring administrative costs of approximately $188,000 either directly or indirectly related to such acquisition and to increases in incentive compensation related to improved operating performance. In addition, selling expenses increased as a result of increases in incentive compensation and other payroll costs to advance new product lines.

Other income (expense) was $(70,502) in 2008 compared to $(53,696) in 2007. Other income (expense) includes interest expense and income, gains and losses on disposal of property and equipment, and other miscellaneous income and expense items. The net increase in other income (expense) of $(16,806) is primarily related to the increase in net interest expense for 2008. Interest expense increased due to the inclusion of interest expense for equipment financing in connection with the acquisition of the Services Division on August 8, 2008 and to interest expense incurred for other equipment leases entered into during the current and prior year; offset by an increase in other miscellaneous income of $8,786.

The minority interest (ownership interests held by non-affiliates) in net income of limited liability companies was $254,484 in 2008 compared to $221,646 in 2007. In 2008 and 2007 we held either minority or majority interests in ten and seven entities, respectively. As of September 30, 2008 and 2007, in accordance with the Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities”, the Company accounted for its equity investments in entities in which it holds a minority interest under the full consolidation method.

Net income was $741,810 in 2008 compared to $430,448 in 2007. The increase in net income of $311,362 for 2008 compared to 2007 is attributable to the changes in revenues and expenses as discussed above. Provision for income taxes was $77,972 in 2008 compared to $39,086 in 2007. The Company has net operating loss carryforwards for federal tax purposes. The provision for income taxes of as of September 30, 2008 relates to state taxes and to federal Alternative Minimum Taxes (AMT). Basic and fully diluted net income per share for 2008 was $0.12 and $0.11, respectively, compared to basic and fully diluted net of income per share for 2007 of $0.08 and $0.07, respectively. Basic and fully diluted shares outstanding for 2008 were 6,183,074 and 6,606,416, respectively, and 5,566,448 and 5,873,137 for 2007, respectively.

Comparison of the Nine Months Ended September 30, 2008 to September 30, 2007

The Company generated revenues of $15,800,812 in 2008 compared to $13,181,307 in 2007. The increase in revenues in 2008 of $2,619,505, or 20% is related to the inclusion of revenues of $1,011,785 from the Services Division since August 8, 2008 and to an increase in revenues from our surgical procedures.

Cost of goods sold was $9,067,764 or 57% of revenues in 2008 compared to $7,876,615 or 60% of revenues for 2007. Costs of goods sold primarily consists of payroll costs and related expenses for technicians, cost of disposables consumed, insurance costs and other operating costs incurred in rendering mobile medical equipment and technician services. The overall dollar increase in cost of goods sold of $1,191,149 or 15% for 2008 is due to the inclusion of costs from the Services Division since August 8, 2008, and to increases in disposable costs, payroll and related costs and an increase in depreciation and amortization expense; offset by a decrease of $164,261 in equipment rental costs. Exclusive of the cost impact of the Services Division, disposable costs increased as a result of increased volume in surgical cases where more expensive disposable items were used, while payroll costs increased as a result of the increase in the number of surgical procedures performed in 2008 compared to 2007. Depreciation and amortization expense increased due to equipment purchases in 2008 and 2007, while equipment rental expense decreased, in part, due to equipment purchased that was previously rented. The net change in other cost categories included in cost of goods sold remained relatively unchanged in 2008 compared to 2007.

Gross profit from operations was $6,733,048 in 2008 compared to $5,304,692 in 2007. Gross profit as a percentage of revenues was 43% in 2008 compared to 40% in 2007. Gross margins after disposable costs will vary depending on the type of surgical procedure performed due to the fact that certain procedures require more expensive disposable items. In addition, gross margin rates will vary from period to period depending upon other factors including pricing considerations, and equipment and technician utilization rates. The gross margin for 2008 is not necessarily indicative of the margins that may be realized in future periods.

Selling, general, and administrative expenses were $3,753,553 or 24% of revenues for 2008 and $3,224,372 or 24% of revenues for 2007. Such costs include, among others, payroll and related expenses, insurance costs and occupancy costs. The increase in selling, general and administrative expenses of $529,181 in 2008 is due to the inclusion of operating costs from the Services Division since August 8, 2008, the inclusion of certain non-recurring administrative costs of approximately $188,000 either directly or indirectly related to such acquisition and to increases in incentive compensation related to improved operating performance. In addition, selling expenses increased as a result of increases in incentive compensation and other payroll costs to advance new product lines.

Other income (expense) was $(143,577) in 2008 compared to $(120,992) in 2007. Other income (expense) includes interest expense and income, gains and losses on disposal of property and equipment, and other miscellaneous income and expense items. The net increase in other income (expense) of $(22,585) for 2008 is primarily related to the increase in net interest expense for 2008. Interest expense increased due to the inclusion of interest expense for equipment financing in connection with the acquisition of the Services Division on August 8, 2008 and to interest expense incurred for other equipment leases entered into during the current and prior year; offset by an increase in gain on disposal of property and equipment and other miscellaneous income of $17,541.

The minority interest in net income of limited liability companies was $737,368 in 2008 compared to $516,066 in 2007. Minority interest in income relates to the consolidation of ten entities in 2008 and seven entities in 2007 in which we hold either a minority or majority equity investment interest. As of September 30, 2008 and 2007, in accordance with the Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities”, the Company accounted for its equity investments in these entities under the full consolidation method.

Net income was $1,885,078 in 2008 compared to $1,308,764 in 2007. The increase in net income of $576,314 for 2008 compared to 2007 is attributable to the changes in revenues and expenses as discussed above. Provision for income taxes was $213,472 in 2008 compared to $134,498 in 2007. The Company has net operating loss carryforwards for federal tax purposes. The provision for income taxes of $213,472 as of September 30, 2008 relates to state taxes and to estimated Alternative Minimum Taxes (AMT). Basic and fully diluted net income per share for 2008 was $0.32 and $0.30, respectively, compared to basic and fully diluted net income per share for 2007 of $0.24 and $0.22, respectively. Basic and fully diluted shares outstanding for 2008 were 5,856,867 and 6,284,005, respectively, and 5,518,920 and 5,825,085 for 2007, respectively.

Liquidity and Capital Resources

The Company entered into a new credit agreement (the “Agreement”) with a bank in June 2008, which was amended in August 2008. The Agreement, as amended, provides for a line of credit of $1.5 million and is collateralized by substantially all assets of the Company. Advances under the Agreement bear interest at the prime rate, plus one-half of one percent, with interest payable monthly. Subject to the terms of the Agreement, the Company may request and repay advances from time to time through the expiration date. The Agreement includes certain financial covenants that must be met including a covenant that for a period of not less than thirty (30) consecutive days during the loan term, that no loan amount will be outstanding under the Agreement. The Agreement expires on August 3, 2009. As of September 30, 2008 the Company was in compliance with the terms of its revolving credit agreement and no amounts have been drawn under the facility.

In connection with the acquisition of the assets of the Services Division, on July 31, 2008, the Company received investment commitments totaling $1,130,890 from 15 investors to purchase the Company’s Common Stock. The commitments consisted of 665,229 Units and at an offering price of $1.70 per Unit. Each Unit consisted of one share of Common Stock and a Warrant to purchase 0.6 share of Common Stock at an exercise price of $1.75 per whole share. The Warrants expire at the close of business on July 31, 2013. Of the 665,229 Units, 533,825 Units (equivalent to $907,503) were purchased by officers and directors of the Company.

On August 2, 2008, the Company entered into an agreement to acquire the assets of the Surgical Services Division (the “Services Division”) of PhotoMedex, Inc. The Services Division provides mobile laser services in 11 Northeast, Middle Atlantic and Southeast states, serving 18 individual local markets expanding PRI’s geographic coverage to a total of 16 states. Revenues of the Services Division were $7,667,000 for the year ended December 31, 2007. The purchase price for the Services Division was approximately $3,096,325, plus closing costs. The acquisition was closed on August 8, 2008, at which time the purchase price was paid by the Company through borrowings from a bank of $1,750,000, under a fully amortizing capital equipment lease arrangement, which is collateralized by the acquired assets and other unencumbered assets of the Company, the proceeds from the private sale of our restricted common stock as discussed in the preceding paragraph, with the balance paid from existing cash. The aforementioned capital equipment lease agreement provides for monthly payments of principal and interest starting on September 1, 2008 of $46,378 over 42 equal monthly installments.

The Company had cash and cash equivalents of $2,577,791 at September 30, 2008. Cash provided by operating activities for the nine months ended September 30, 2008 was $3,347,051. Cash generated from operations includes net income of $1,885,078, depreciation and amortization of $1,174,050, minority interest in net income of $737,368, stock-based compensation of $203,702, a decrease in inventory of $69,457, an increase in provision for doubtful accounts of $32,524, increases in accounts payable and accrued expenses and other liabilities of $364,281 and $102,019, respectively; offset by increases in accounts receivable of $1,102,861 and prepaid expenses  and deposits and other assets of $81,478 and $8,152, respectively. Cash used in investing activities was $2,314,557 and consisted of cash paid of $1,399,735 in connection with the acquisition of the assets of the Services Division, purchase of property and equipment of $331,554, cash distributions of $697,621 to members of limited liability companies, offset by contributions from new members to limited liability companies of $84,375 and proceeds from the sale of equipment of $29,978. Cash used for financing activities was $1,498,357 and consisted of payment of dividends on common stock of $1,686,095, and payments on lease and debt obligations of $942,485 and $75,667; offset by net proceeds of $1,130,890 from the private placement of Common Stock and proceeds of $75,000 from equipment refinancing. In addition, during the nine months ended September 30, 2008 we borrowed and repaid $8,172,638 under our previous revolving line of credit agreement.

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

Item 3. Quantitative and Qualitative Disclosures About  Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our short term money market investments. The Company does not have any financial instruments held for hedging or other speculative purposes and does not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure. The Company does not have any credit facilities with variable interest rates.

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

(a)
On July 31, 2008, the Company received investment commitments totaling $1,130,890 from 15 investors to purchase the Company’s Common Stock. The commitments consisted of 665,229 Units with an offering price of $1.70 per Unit. Each Unit consisted of one share of Common Stock and a Warrant to purchase 0.6 share of Common Stock at an exercise price of $1.75 per whole share. The Warrants expire at the close of business on July 31, 2013. Of the 665,229 Units, 533,825 Units (equivalent to $907,503) were purchased by officers and directors of the Company.

(b)	Rule 463 of the Securities Act is not applicable to the Company.
(c)	In the third quarter ended September 30, 2008 there were no repurchases by the Company of its Common Stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submissions of Matters to a Vote of Security Holders

In the third quarter ended September 30, 2008 there were no matters submitted to a vote of security holders.

Item 5.	Other Information

On November 4, 2008 the Company received notice from the NYSE Alternext US LLC (the “Exchange”) that it had been approved for the listing of its Common Stock on the Exchange. Effective November 10, 2008 the Company’s Common Stock began trading on the Exchange under the symbol “LZR.”

Item 6.	Exhibits

Except for the exhibits listed below, other required exhibits have been previously filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

Number Exhibit Description
____________________________________________

11.1	Statement re: computation of earnings per share. See condensed consolidated statement of operations and notes thereto.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Press Release Re: Quarterly Results*
99.2	Press Release Re: NYSE Alternext US Exchange*
99.3	Press Release Re: NYSE Alternext US Exchange*
________________________
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERGENT GROUP INC.

November 13, 2008	By:	/s/ Bruce J. Haber
Bruce J. Haber
Chairman and Chief Executive Officer

November 13, 2008	By:	/s/ William M. McKay
William M. McKay
Chief Financial Officer and Secretary