Form 10-K
period 2008-12-31
EMERGENT GROUP INC/NY
filed 2009-03-26
CIK 1021097

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____ to ___                                 Commission File Number:  0-21475

                  EMERGENT GROUP INC.
(Exact name of Registrant as specified in its charter)

Nevada	93-1215401
(State of jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10939 Pendleton Street Sun Valley, California	91352
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(818) 394-2800

\Securities registered pursuant to Section 12 (b) of the Act:  None

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

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K [X].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act: smaller reporting company [X].

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [  ] No [X]

State Issuer’s revenues for its most recent fiscal year: $22,785,922.

As of March 26, 2009, the number of shares held by non-affiliates was approximately 3,020,000 shares. The approximate market value based on the last sale (i.e. $8.93 per share as of March 26, 2009) of the Company’s Common Stock was approximately $26,968,600.

The number of shares outstanding of the Registrant’s Common Stock (inclusive of book entry shares that are subject to vesting) as of March 26, 2009, was 6,663,755.

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

PART I
Item 1. Business

THE COMPANY

Emergent Group Inc. (“Emergent”) is the parent company of PRI Medical Technologies, Inc., its wholly owned and primary operating subsidiary (“PRI Medical”). Emergent and PRI Medical are referred to collectively hereinafter as the “Company.” PRI Medical is a provider of surgical equipment on a fee for service basis to hospitals, surgical care centers and other health care providers. PRI Medical serves both large and small health care providers, including: 1) smaller independent hospitals and physicians who cannot afford to buy surgical equipment because of budget constraints or cannot justify buying due to limited usage; and 2) larger, well-financed hospitals that may be able to purchase equipment for use in their own facility but may choose not to because reimbursement or utilization rates for certain procedures do not warrant a capital commitment. Additionally, infrequent utilization may not justify the cost of training and retention of technicians to operate such equipment. PRI Medical is also able to provide its technicians to support hospital-owned surgical equipment on a fee for service basis, thus improving efficiency and reducing costs for the hospital. Reduced operating costs and improved flexibility for hospitals are elements of the PRI Medical value proposition to its customers.

PRI Medical makes mobile surgical services available to its customers by providing mobile lasers and other surgical equipment on a per procedure basis to hospitals, outpatient surgery centers, and physician offices along with technical support and disposable supplies required to utilize the equipment.

PRI Medical’s mobile surgical services focuses on primarily surgical care.Physicians perform surgery at hospitals or surgery centers by renting PRI Medical’s laser or other equipment and receive PRI Medical’s technical support and expertise that is provided with the equipment, allowing the staff to concentrate on their patient care duties without the distraction of setup and running of the equipment.

           PRI Medical has approximately 800 active accounts in 16 states and experiences a high rate of repeat business from the hospitals, surgery centers and doctors we serve. The market encompasses many disciplines including general surgery, orthopedic surgery, otolaryngology, urology, obstetrics, gynecology, podiatry, dermatology, and plastic/cosmetics. Equipment is increasingly becoming more specialized to specific medical procedures, and the coordination of technical training of the physician regarding the use of equipment is an integral part of PRI Medical's business.

PRI Medical’s healthcare distribution network allows physicians, hospitals and healthcare facilities access to new medical equipment without the expense of acquisition. PRI Medical is able to help manufacturers bring advanced medical technologies to market by using its distribution channels and its relationships with hospitals, doctors and other healthcare facilities to introduce selected additional surgical products and services to end users on a ‘fee per procedure’ model. PRI Medical had revenues of approximately $22.8 million and $17.7 million in 2008 and 2007, respectively. By making new technologies available to physicians PRI Medical seeks to become a provider of innovative medical device and support services to the healthcare community early in a product’s life cycle.

RECENT DEVELOPMENTS

On August 2, 2008, the Company entered into an agreement to acquire the assets of the Surgical Services Division (the “Services Division”) of PhotoMedex, Inc. The Services Division provides mobile laser services in 11 Northeast, Middle Atlantic and Southeast states, serving 18 individual local markets, expanding PRI’s geographic coverage to a total of 16 states. Revenues of the Services Division were $7,667,000 for the year ended December 31, 2007. The purchase price for the Services Division was approximately $3,149,735, plus certain closing costs. The acquisition was closed on August 8, 2008, at which time the purchase price was paid by the Company through borrowings from a bank of $1,750,000 under a fully amortizing capital equipment lease arrangement, which is collateralized by the acquired assets and other unencumbered assets of the Company, the proceeds from the private sale of our restricted Common Stock as discussed elsewhere in this Form 10-K, with the balance paid from existing cash.

The purchase price for the acquired assets of $3,149,735, plus certain closing costs, was allocated to accounts receivable of $761,959, inventory of $467,720, equipment and vehicles of $1,594,670 and to customer list for $358,864. Equipment and vehicles are being depreciated over three to five years while the customer list is being amortized over ten years.

In connection with the acquisition of the assets of the Services Division, on July 31, 2008, the Company received investment commitments totaling $1,130,890 from 15 investors to purchase the Company’s Common Stock. The commitments consisted of 665,229 Units at an offering price of $1.70 per Unit. Each Unit consisted of one share of Common Stock and a Warrant to purchase 0.6 shares of Common Stock at an exercise price of $1.75 per whole share. The Warrants expire at the close of business on July 31, 2013. Of the 665,229 Units, 533,825 Units (equivalent to $907,503) were purchased by officers and directors of the Company.

PRODUCTS AND SERVICES

 PRI Medical’s technicians provide surgical equipment and related technical services support to physicians and operating room (“O.R.”) personnel in hospitals, surgical care centers and other health-related facilities on a per-procedure basis. Mobile surgical services are ordered from 24 hours to several months in advance of surgery, and re-confirmed with the customer the day before the medical procedure by PRI Medical’s scheduling department. Upon arrival at the customer site, PRI Medical’s technician set up the equipment, posts required warning notices outside the O.R., issues safety equipment to the O.R. staff, provides any disposable materials needed, and supplies equipment certifications and/or documentation required for hospital record keeping. Technician-only services are also made available to hospitals and surgery facilities that sometimes find that outsourcing of trained technicians without renting equipment to be a cost-effective alternative to training and staffing their own personnel.

PRI Medical’s equipment encompasses CO2, Nd:YAG, Pulse Dye, KTP/YAG, Diode, Greenlight HPS, Holmium YAG, Lithotripsy and Cryosurgery technology. PRI Medical has established working relationships with leading manufacturers and is sometimes an introducer of technology in its markets. PRI Medical reviews developments in the medical field to stay abreast of new and emerging technologies and to obtain new surgical medical equipment. In this regard, PRI Medical has, in recent years, added equipment to provide for services in lithotripsy, cryosurgery, transmyocardial revascularization, advanced visualization technology, microwave therapy, and prostate surgery. The Company strives to develop and expand strategic relationships in order to enhance its product lines and improve its access to new medical devices.

PRI Medical also provides its customers with disposable products and/or ancillary equipment that are needed for a given medical procedure. The revenue from disposable products is primarily related to laser and cryosurgery equipment rentals requiring fibers, probes, and disposable kits proprietary to a specific manufacturer’s equipment. Customers may benefit from this added service by lowering their inventory levels of infrequently used products.

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

MARKET

PRI Medical currently serves customers in 16 states. Each location is staffed with full-time technicians and sales representatives, as appropriate to the business opportunities. During the years ended December 31, 2008 and 2007, no customer accounted for more than 10% of PRI Medical’s total sales.

PRI Medical provides mobile laser/surgical services to customers in each market served. Each location is staffed with full-time trained technicians and is equipped with a variety of surgical equipment to meet customer needs. During the years ended December 31, 2008 and 2007, company-wide, PRI Medical performed over 22,000 and 16,000 procedures, respectively.

INVESTMENTS

Investments In Limited Liability Companies

In connection with expanding its business, PRI Medical participates with others in the formation of Limited Liability Companies (“LLCs”) in which it will acquire either a minority or majority interest and the remaining interests are held by other investors. These LLCs acquire certain medical equipment for use in their respective business activities which generally focus on surgical procedures. As of December 31, 2008, PRI Medical currently holds interests in eleven LLCs in Colorado and California. During 2008 and 2007, PRI Medical participated in the formation of five new LLCs. Such LLCs acquired medical equipment for rental purposes under equipment financing leases. The third party investors in each respective LLC generally provide the lease financing company with individual proportionate lease guarantees based on their respective ownership percentages in the LLCs. In addition, PRI Medical will provide such financing companies with its corporate guarantee based on its respective ownership interest in each LLC. In certain instances, the Company has provided such financing companies with an overall corporate guarantee in connection with equipment financing transactions. In such instances, the individual investors in each respective LLC will generally indemnify PRI Medical against losses, if any, incurred in connection with its corporate guarantee.

For the years ended December 31, 2008 and 2007, in accordance with the Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities”, the Company accounted for its equity investments in LLCs in which it holds minority interests under the full consolidation method whereby transactions between the Company and LLCs have been eliminated through consolidation. “See Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

GOVERNMENT REGULATION

The healthcare industry is subject to extensive federal and state regulation. In 2008, the Centers for Medicare & Medicaid Services (“CMS”) issued new regulations regarding physician ownership of rental equipment. The new regulation may require changes in the business methods or ownership of some of the LLCs. Promulgation of new laws and regulations, or changes in or re-interpretations of existing laws or regulations, may significantly affect the Company’s business, operating results or financial condition. The Company is not currently subject to regulation, however, a court or governmental body could make a determination that the Company’s business should be regulated. The Company’s operations might be negatively impacted if it had to comply with government regulations. Furthermore, the manufacturers of medical equipment utilized by the Company are subject to extensive regulation by the Food and Drug Administration (“FDA”). Failure of such manufacturers to comply with FDA regulations could result in the loss of approval by the FDA of such medical equipment, which could adversely affect the Company’s operating results or financial condition. In addition, certain of our customers are subject to the Medicare reimbursement rules and regulations as well as similar state-level regulations. Our business could be negatively impacted if such customers were found to be non-compliant with such regulations and/or ineligible for such reimbursements. As consolidation among physician groups continues and provider networks continue to be created, purchasing decisions may shift to persons with whom the Company has not had prior contact. The Company cannot be certain that it will be able to maintain its physician, vendor and/or manufacturer relationships under such circumstances.

POTENTIAL EXPOSURE TO LIABILITY

Physicians, hospitals and other providers in the healthcare industry are subject to lawsuits, which may allege medical malpractice or other claims. Many of these lawsuits result in substantial defense costs and judgments or settlements. The Company does not engage in the practice of medicine, nor does it control the practice of medicine by physicians utilizing its services or their compliance with regulatory requirements directly applicable to such physicians or physician groups. However, the services the Company provides to physicians, including actions by its technicians, its establishment of protocols and its training programs, could give rise to liability claims. The Company may become involved in material litigation in the future and it is possible that a claim or claims arising from such litigation might exceed the Company’s insurance coverage. Currently, the Company’s current product liability insurance coverage expires in April 2009. In the future, depending on market conditions, there can be no assurances that the Company can maintain such insurance coverage or obtain new coverage from a different insurance carrier should the need arise.

COMPETITION

The market for PRI Medical’s mobile surgical services is highly competitive. Companies, particularly in the laser surgery industry, often compete by price, thereby impacting profit margins. In addition, PRI Medical faces many existing and future competitors of various size and scale. Some of our competitors have significantly greater financial and management resources than the Company. Competitors in our market include Healthtronics, a publicly held company, and multiple privately held companies in each local PRI Medical branch location. In spite of such competition, the Company believes that it can compete successfully but can give no assurances with regard to its ability to compete. In addition, the Company’s business could be adversely affected if our customers elect to purchase surgical equipment directly from the manufacturers and hire their own technicians.

EMPLOYEES

As of March 16, 2009, the Company employed 146 full-time persons (including three executive officers), 119 of whom were involved in operations activities (most of these were active as field technicians), 13 of whom were involved in sales and marketing, and 14 of whom were involved in administration, information technology, and accounting. In addition, the Company may employ part-time and occasional employees as technicians to handle overload situations. None of our employees are represented by collective bargaining agreements. We believe that our relationship with our employees is good.

Item 1.A    Risk Factors

WE HAVE INCURRED LOSSES IN THE PAST AND MAY INCUR LOSSES IN THE FUTURE.

For the past several years we have reported positive operating results; however, in 2004 we showed break-even results and incurred significant operating losses in the years preceding 2004. Our ability to generate positive operating results are dependent upon many factors and variables including market conditions for our products and services, changing technologies within the medical equipment industry, and competition. Although we have shown improvement in our net operating results over the last four years, there can be no assurances that we will continue to achieve positive operating results in future periods.

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

NEW GOVERNMENT RULES AND REGULATIONS COULD MATERIALLY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

The Centers for Medicare & Medicaid Services (“CMS”) recently issued a rule that amended regulations that implement the Stark Law. Under the rule, effective October 1, 2009, certain physician-owned ventures (including laser and cryotherapy limited liability companies managed by PRI) will not be able to contract with hospitals for the lease of space or equipment under a per-procedure or per-click payment arrangement if an LLC investor is a physician practicing at the hospital. CMS has also issued an answer in the form of a “Frequently Asked Question” on its website, where it indicates that the provision of lithotripsy services may be considered a service contract and not a lease of space or equipment. Thus, according to the FAQ advice from CMS, our lithotripsy LLCs (even if they have physician investors) may continue to contract with hospitals on a per-procedure payment basis so long as the contract is a service arrangement rather than a leasing arrangement. If the LLC provides a technician and related support when providing lithotripsy services, we believe such arrangement is a service arrangement. We believe that most of our LLCs will be in compliance with the new rule by October 1, 2009.  We are considering options for two of our LLCs including restructuring ownership of the LLCs, through repurchasing or buying out the physician investors’ interests in the LLCs. Although we believe these restructurings will not have a material adverse affect on us, we cannot give you any assurance that these restructurings would not have a material adverse effect on our operations, relationships with investors, financial condition or results of operations.

In addition, this new rule may make new investments by physicians or other investors in our LLCs less attractive. At this time we are unable to assess the extent to which the new rule will affect our ability to attract new investors. However, if the new rule has a negative effect on our current investor relationships, then our operations and results of operations could be materially adversely affected.

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

Our industry is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. Our equipment could quickly become obsolete due to new technological developments in medical devices. This could lead to a significant financial impact since most of our equipment is generally financed and depreciated over a period of several years. Because this market is subject to rapid change, it is difficult to predict our potential size or future growth rate. Our success in generating revenues in this market will depend on, among other things:

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

FAILURE TO SUCCESSFULLY COMPLETE AND MANAGE GROWTH STRATEGIES COULD ADVERSELY AFFECT OUR BUSINESS, PROFITABILITY AND GROWTH PROSPECTS.

Part of our growth strategy may include future acquisitions and alliances involving complementary products, services, technologies and businesses. If we are unable to overcome the potential problems and inherent risks related to such acquisitions and alliances, our business, profitability and growth prospects could suffer. Our ability to expand successfully through acquisitions and alliances depends on many factors, including our ability to identify appropriate prospects and negotiate and close transactions. Even if future acquisitions or alliances are completed:

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

Possible growth in the number of employees and in sales, combined with the challenges of managing geographically dispersed operations, may place a significant strain on our management systems and resources. We expect that we will need to continue to improve our information technology systems, financial and managerial controls, reporting systems and procedures and continue to expand, train and manage our work force. The failure to effectively manage growth could disrupt our business and adversely affect our operating results.

SOME OF OUR PRODUCTS ARE COMPLEX IN DESIGN AND MAY CONTAIN DEFECTS THAT ARE NOT DETECTED UNTIL DEPLOYED BY CUSTOMERS, WHICH COULD INCREASE OUR COSTS AND REDUCE OUR REVENUES.

Many of our products are inherently complex in design and require ongoing regular maintenance. As a result of the technical complexity of the equipment and certain fibers and other products used in the delivery of our services, changes in our suppliers’ manufacturing processes or the inadvertent use of defective or contaminated materials by such suppliers could result in a material adverse effect on our ability to achieve acceptable product reliability. To the extent that such product reliability is not achieved, we could experience, among other things:

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

IF WE LOSE SENIOR MANAGEMENT AND KEY EMPLOYEES ON WHOM WE DEPEND, OUR BUSINESS COULD SUFFER.

We have employment contracts with our Chief Executive Officer, and President and Chief Operating Officer who are considered key employees of the Company. We currently do not have “key-person” life insurance policies to cover the lives of executive officers or any other key employees. The ability to continue to attract and retain highly skilled personnel will be a critical factor in determining our future success. Competition for highly skilled personnel is intense and we may not be successful in attracting, assimilating or retaining qualified personnel to fulfill current or future needs. If we cannot recruit, train, retain and effectively manage key employees, our business, profitability and growth prospects could suffer.

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

PAST TRADING MARKET FOR OUR COMMON STOCK WAS SPORADIC.

In the past, there was a limited and sporadic public market for our common stock.  While our common stock is currently traded on the NYSE Alternext US LLC under the symbol “LZR,” we can provide no assurances that an established public market for our common stock will continue in the future.

THE PRICE OF OUR STOCK MAY FLUCTUATE.

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

Our operating results may vary significantly from quarter to quarter and from year to year in the future. A number of factors, many of which are outside of our control, may cause these variations, including:

•	fluctuations in demand for our products and services;

•	the introduction of new products, services or technologies by competitors, entry of new competitors, pricing pressures and other competitive factors;

•	our ability to obtain and introduce new surgical equipment products, services and technologies in a timely manner;

•	the rate of market acceptance of any new surgical equipment products or services that we offer;

•	delays or reductions in customer orders of our products and services in anticipation of the introduction of new or enhanced products and services by our competitors or us;

•	our ability to control expenses;

•	obsolescence of our existing equipment;

•	the timing of regulatory approvals and changes in domestic and regulatory environments;

•	the level of capital spending of our customers;

•	costs related to acquisitions or alliances, if any; and

•	general economic conditions.

Due to these and other factors, we believe that our operating results in future quarters and years may differ from expectations, and quarter-to-quarter and year-to-year comparisons of our past operating results may not be meaningful. You should not rely on our results for any quarter or year as an indication of future performance.

POSSIBLE INABILITY TO PAY CASH DIVIDENDS IN THE FUTURE.

In December 2008, the Company’s Board of Directors declared a cash dividend of $.30 per share payable on January 12, 2009 to stockholders of record on December 29, 2008. In December 2007, the Company’s Board of Directors declared a cash dividend of $0.30 per share to our common stockholders of record on December 28, 2007, which was paid on January 9, 2008. Our Board of Directors will determine our future dividend policy on the basis of various factors, including our results of operations, financial condition, capital requirements, investment and acquisition opportunities and the potential availability of outside capital in the financial markets. Further, our bank covenants with City National Bank may prohibit or restrict our ability to pay cash dividends in future periods. We can give no assurances that cash or other dividends will be declared and paid in future periods.

Item 1.B  Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company maintains its principal executive offices at 10939 Pendleton Street, Sun Valley, California 91352, where it leases approximately 13,000 square feet of office/warehouse space for its operations. The facility is leased under a five-year lease agreement, which expires in December 2011, and currently provides for monthly rent of approximately $12,600, including reimbursements for common area expenses, tenant improvement costs, property taxes and insurance. Base rent is subject to an annual increase of 4%. The Company also leases an aggregate of approximately 8,950 square feet of space for its field and sales offices located in various states on the west and east coast. Such office/warehouse leases expire on various dates through June 2011. We believe that our present facilities are adequate for our reasonably foreseeable needs.

  Item 3. Legal Proceedings

From time to time, we may become involved in litigation arising out of operations in the normal course of business. As of the filing date of this Form 10-K, we are not a party to any pending legal proceedings, except as follows:

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

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2008.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

      Our common stock trades on the NYSE Alternext US LLC under the symbol “LZR” and previously on the OTC Electronic Bulletin Board under the symbol “EMGP.” The following table sets forth the range of high and low closing sale prices of our Common Stock for our last two fiscal periods.

Quarters Ended	High	Low
March 31, 2007	3.90	3.12
June 30, 2007	4.02	3.15
September 30, 2007	4.00	2.90
December 31, 2007	3.80	3.00
March 31, 2008	3.50	2.95
June 30, 2008	3.20	2.60
September 30, 2008	3.25	2.06
December 31, 2008	8.07	2.99

 All quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

As of September 4, 2008, there were approximately 1,132 beneficial holders of our common stock based upon 376 stockholders of record and an estimated 756 beneficial holders whose stock was held in street name. The Company’s transfer agent is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, NY 10038.

Dividend Policy

In December 2008, the Company’s Board of Directors declared a cash dividend of $.30 per share payable on January 12, 2009 to stockholders of record on December 29, 2008. In December 2007, the Company’s Board of Directors declared a cash dividend of $0.30 per share to our common stockholders of record on December 28, 2007, which was paid on January 9, 2008. Our Board of Directors will determine our future dividend policy on the basis of various factors, including our results of operations, financial condition, capital requirements, investment and acquisition opportunities and the potential availability of outside capital in the financial markets. Further, our bank covenants with City National Bank may prohibit or restrict our ability to pay cash dividends in future periods. We can give no assurances that cash or other dividends will be declared and paid in future periods.

Recent Sales of Unregistered Securities

During the year ended December 31, 2008, the Company had issuances of unregistered Common Stock as follows:

On July 30, 2008, we received $1,130,890 from the sale of 665,229 Units at an offering price of $1.70 per Unit to 15 investors. Each Unit consisted of one share of Common Stock and a Warrant to purchase 0.6 shares of Common Stock at an exercise price of $1.75 per whole share. The Warrants expire at the close of business on July 31, 2013. No commissions were paid in connection this transaction. Exemption is claimed for the sale of these restricted securities pursuant to Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

In December 2008, Warrants to purchase a total of 226,764 shares of Common Stock were exercised with the issuance of 161,358 shares on a cashless basis and warrants to purchase 35,294 shares were issued for cash. The Company received proceeds of $61,765 in connection with the exercise of such Warrants. Exemption is claimed under Section 3(a)(9) of the Securities Act of 1933, as amended, as an exchange of securities without any cash or commissions being paid.

Recent Purchases of Securities

During the year ended December 31, 2008, the Company had no repurchases of its Common Stock. However, the Company cancelled 3,000 shares of restricted Common Stock as a result of employee terminations.

Item 6.  Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-K. All statements contained herein that are not historical facts, including, but not limited to, statements regarding anticipated future capital requirements, our future plan of operations, our ability to obtain debt, equity or other financing, and our ability to generate cash from operations, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties that may cause the Company’s actual results in future periods to differ materially from forecasted results.

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

Acquisition of the Assets of the Services Division of PhotoMedex, Inc.

On August 2, 2008, the Company entered into an agreement to acquire the assets of the Surgical Services Division (the “Services Division”) of PhotoMedex, Inc. The Services Division provides mobile laser services in 11 Northeast, Middle Atlantic and Southeast states, serving 18 individual local markets, expanding PRI’s geographic coverage to a total of 16 states. Revenues of the Services Division were $7,667,000 for the year ended December 31, 2007. The purchase price for the Services Division was approximately $3,149,735, plus certain costing costs. The acquisition was closed on August 8, 2008, at which time the purchase price was paid by the Company through borrowings from a bank of $1,750,000, under a fully amortizing capital equipment lease arrangement, which is collateralized by the acquired assets and other unencumbered assets of the Company, the proceeds from the private sale of our restricted Common Stock as discussed elsewhere in this Form 10-K, with the balance paid from existing cash.

We anticipate that such acquisition will have an impact on future operating results and the comparability of one period to another.

Unaudited Pro Forma Results for the Year Ended December 31, 2008 and 2007

The historical operating results for the Company include the operating results for the Services Division from August 9, 2008 to December 31, 2008. Presented below are the comparative summarized pro forma operating results and earnings per share for the Company assuming that the acquisition of assets of the Services Division had been completed on January 1, 2008 and 2007, respectively.

	Pro Forma Results of Operations Year Ended December 31,
	2008	2007
Pro forma revenue	$27,183,969	$25,328,715

Pro forma income from operations	$4,525,962	$3,415,972

Pro forma net income	$4,398,841	$2,249,914

Pro forma basic earnings per share	$0.69	$0.36

Pro forma diluted earnings per share	$0.65	$0.34

The unaudited pro forma condensed results of operations for 2008 and 2007 include pro forma adjustments to adjust depreciation and amortization expense based on asset values and related depreciation and amortization periods ascribed by the Company, interest expense incurred in connection with acquisition financing, certain acquisition related costs, and the estimated impact on state taxes related to the income of the Services Division. In connection with the acquisition transaction Emergent raised additional capital through the private placement of its Common Stock and the issuance of Warrants to purchase Common Stock in July 2008. The pro forma common and fully diluted shares outstanding assume completion of this transaction on January 1, 2008 and 2007, respectively, and include the effects of this transaction in its basic and fully diluted shares outstanding. The issuance of the Warrants resulted in compensation expense of $93,937, which is also included in the pro forma adjustments for 2007.

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

Stock-Based Compensation. Compensation costs related to stock options are determined in accordance with SFAS No. 123R, “Share-Based Payments”, using the modified prospective method. Under this method, compensation cost recognized during the years ended December 31, 2008 and 2007 includes compensation cost for all share-based payments granted prior to but not yet vested as of January 1, 2006, and all grants subsequent to that date, based on the grant date fair value, which is amortized over the remaining vesting period for such options. During 2008 and 2007 we issued 35,000 and 12,500 stock options to various employees, respectively. Such options generally vest in equal installments over five years and unvested options are subject to forfeiture should the respective employee leave the company. Compensation costs related to total stock options outstanding for the years ended December 31, 2008 and 2007 were $12,459 and $10,864, respectively. In addition, as discussed herein, the Company issues restricted shares from time to time to officers and directors and to employees. Compensation costs related to such shares is determined on the issuance date and is amortized over the related vesting period.

Results of Operations

The following table sets forth certain selected condensed consolidated statement of operations data for the periods indicated:

	Year Ended December 31,
	2008	%	2007	%

Revenue	$22,785,922	100%	$17,661,541	100%
Cost of goods sold	13,354,071	59%	10,473,805	59%

Gross profit	9,431,851	41%	7,187,736	41%

Selling, general, and administrative expenses	5,241,682	23%	4,390,996	25%

Income from operations	4,190,169	18%	2,796,740	16%

Other income (expense)	(190,916)	-1%	(152,104)	-1%

Income before provision for income
taxes and minority interest	3,999,253	17%	2,644,636	15%
Provision for income taxes	(225,641)	-1%	(193,922)	-1%
Deferred tax benefits	1,331,512	6%	10,088	0%

Net income before minority interest	5,105,124	22%	2,460,802	14%

Minority interest in income of consolidated
limited liability companies	(960,994)	-4%	(692,209)	-4%
Net income	$4,144,130	18%	$1,768,593	10%

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

The Company generated revenues of $22,785,922 in 2008 compared to $17,661,541 in 2007. The increase in revenues in 2008 of $5,124,381, or 29% is primarily related to an increase in revenues from our surgical procedures and to the inclusion of revenues from the Services Division since August 9, 2008.

Cost of goods sold was $13,354,071 and $10,473,805 for 2008 and 2007, respectively, or 59% of revenues for both periods. Costs of goods sold primarily consist of payroll costs and related expenses for technicians, cost of disposables consumed, depreciation and amortization related to equipment, insurance costs and other operating costs incurred in rendering mobile medical equipment and technician services. The overall increase in cost of goods sold of $2,880,266 or 28% for 2008 is due to the inclusion of costs for the Services Division since August 9, 2008 as well as increases in disposable costs, payroll and related costs, depreciation and amortization expenses and to increases in equipment maintenance costs. Disposable costs increased due to increased sales volume, payroll and payroll related costs increased due to an increase in the number of employees, depreciation and amortization expense increased due to equipment purchases in 2008 and late 2007. The net change in other cost categories included in cost of goods sold remained relatively consistent in 2008 compared to 2007.

Gross profit from operations was $9,431,851 in 2008 as compared to $7,187,736 in 2007. Gross profit as a percentage of revenues was 41% for both 2008 and 2007, respectively. Gross margins after disposable costs will vary depending on the type of surgical procedure performed due to the fact that certain procedures require more expensive disposable items. In addition, gross margin rates will vary from period to period depending upon other factors including pricing considerations, and equipment and technician utilization rates. The gross margin for 2008 is not necessarily indicative of the margins that may be realized in future periods.

Selling, general, and administrative expenses were $5,241,682 or 23% of revenues for 2008 and $4,390,996 or 25% of revenues for 2007. Such costs include, among others, payroll and related expenses, insurance costs and occupancy costs. The increase in selling, general and administrative expenses of $850,686 in 2008 is primarily related to increases in performance-based incentive compensation and to increases in sales management and other payroll related expenses.

Other income (expense) was $(190,916) in 2008 compared to $(152,104) in 2007. Other income (expense) includes interest income and expense, gains and losses on disposal of property and equipment, and other miscellaneous income and expense items. The net increase in other expense of $38,812 is primarily related to an increase in net interest expense of $83,513, gain on disposal of property and equipment of $20,723 and to an increase in other income of $23,978. The net increase in interest expense relates to new equipment leases entered into during 2008 and the second half of 2007, including the equipment financing lease incurred in connection with the acquisition of the Services Division in August 2008. The increase in gain on disposal of equipment and other income relates to equipment sales and to the write-off of certain miscellaneous items in 2008.

The minority interest (ownership interests held by third-parties) in net income of limited liability companies was $960,994 in 2008 compared to $692,209 in 2007. In 2008 and 2007, we held ownership interests in eleven and ten entities, respectively. As of December 31, 2008 and 2007, in accordance with the Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities”, the Company accounted for its equity investments in entities in which it holds a minority interest under the full consolidation method.

Net income was $4,144,130 in 2008 compared to $1,768,593 in 2007. Provision for income taxes was $225,641 in 2008 as compared to $193,922 in 2007. During the fourth quarter of 2008 and 2007 we recognized deferred tax benefits of $1,331,512 and $10,088, respectively, related to operating losses from prior years. As required by SFAS 109, we did not reverse the valuation allowance until it was “more likely than not” that the tax asset would be realized. The Company has net operating loss carryforwards of approximately $7.6 million for federal tax purposes. The provision for income taxes of $225,641 as of December 31, 2008 is related to state taxes and to Alternative Minimum Taxes (AMT). Basic net income per share for 2008 and 2007 was $0.69 and $0.32 (or $0.47 and $0.32 per share, respectively, before the recognition of the deferred tax benefits), respectively, while fully diluted net income per share for 2008 and 2007 was $0.65 and $0.31 (or $0.44 and $0.30 per share, respectively, before the recognition of the deferred tax benefits), respectively. Basic and fully diluted weighted average shares outstanding for 2008 were 6,003,420 and 6,385,629, respectively, and 5,533,348 and 5,798,015 for 2007, respectively.

Liquidity and Capital Resources

The Company entered into a new credit agreement (the “Agreement”) with a bank in June 2008, which was amended in August 2008. The Agreement, as amended, provides for a line of credit of $1.5 million and is collateralized by substantially all assets of the Company. Advances under the Agreement bear interest at the prime rate, plus one-half of one percent (3.75% as of December 31, 2008), with interest payable monthly. Subject to the terms of the Agreement, the Company may request and repay advances from time to time through the expiration date. The Agreement includes certain financial covenants that must be met including a covenant that for a period of not less than thirty (30) consecutive days during the loan term, that no loan amount will be outstanding under the Agreement. The Agreement expires on August 3, 2009. As of March 17, 2009 Company was in compliance with the terms of its revolving credit agreement and no amounts have been drawn under this facility.

In connection with the acquisition of the assets of the Services Division, on July 31, 2008, the Company received gross proceeds totaling $1,130,890 from 15 investors who purchased the Company’s Common Stock and Warrants. In this regard, the Company sold 665,229 Units at an offering price of $1.70 per Unit. Each Unit consisted of one share of Common Stock and a Warrant to purchase 0.6 shares of Common Stock at an exercise price of $1.75 per whole share. The Warrants expire at the close of business on July 31, 2013. Of the 665,229 Units, 533,825 Units (equivalent to $907,503) were purchased by officers and directors of the Company. In December 2008, Warrants to purchase a total of 262,058 shares of Common Stock were exercised with the issuance of 161,358 shares on a cashless basis and 35,294 shares on a cash basis. The Company received proceeds of $61,765 in connection with the exercise of such Warrants.

On August 2, 2008, the Company entered into an agreement to acquire the assets of the Surgical Services Division (the “Services Division”) of PhotoMedex, Inc. The Services Division provides mobile laser services in 11 Northeast, Middle Atlantic and Southeast states, serving 18 individual local markets, expanding PRI Medical’s geographic coverage to a total of 16 states. Revenues of the Services Division were $7,667,000 for the year ended December 31, 2007. The purchase price for the Services Division was approximately $3,149,735, plus certain closing costs. The acquisition was closed on August 8, 2008, at which time the purchase price was paid by the Company through borrowings from a bank of $1,750,000, under a fully amortizing capital equipment lease arrangement, which is collateralized by the acquired assets and other unencumbered assets of the Company, the proceeds from the private sale of our restricted common stock as discussed in the preceding paragraph, with the balance paid from existing cash. The aforementioned capital equipment lease agreement provides for monthly payments of principal and interest starting on September 1, 2008 of $46,378 over 42 equal monthly installments.

The Company had cash and cash equivalents of $4,586,107 at December 31, 2008. Cash provided by operating activities for the year ended December 31, 2008 was $6,022,993. Cash generated from operations includes net income of $4,144,130, depreciation and amortization of $1,689,785, minority interest in net income of $960,994, stock-based compensation of $251,478, a decrease in inventory of $135,369, an increase in provision for doubtful accounts of $41,524, increases in accounts payable and accrued expenses and other liabilities of $473,607 and $513,764, respectively; offset by the recognition of non-cash deferred tax benefits of $1,331,512, gain on disposal of property and equipment of $28,937, increases in accounts receivable of $741,608 and prepaid expenses and deposits and other assets of $66,906 and $18,695, respectively. Cash used in investing activities was $2,549,696 and consisted of cash paid of $1,399,735 in connection with the acquisition of the assets of the Services Division, purchase of property and equipment of $337,861, cash distributions of $950,828 to members of limited liability companies, offset by contributions from new members to limited liability companies of $108,750 and proceeds from the sale of equipment of $29,978. Cash used for financing activities was $1,930,844 and consisted of payment of dividends on common stock of $1,686,095, and payments on lease and debt obligations of $1,406,975 and $100,889; offset by net proceeds of $1,126,270 from the private placement of Common Stock, proceeds of $75,000 from equipment refinancing and proceeds from the exercise of warrants and stock options of $61,845. In addition, during the year ended December 31, 2008 we borrowed and repaid $8,172,638 under our previous revolving line of credit agreement.

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

Item 8. Financial Statements

The report of the Independent Registered Public Accounting Firm, Financial Statements and Schedules are set forth beginning on page F-1 of this Annual Report on Form 10-K following this page.

EMERGENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

EMERGENT GROUP INC. AND SUBSIDIARIES
CONTENTS
December 31, 2008 and 2007

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	F-2

Consolidated Statements of Income	F-3

Consolidated Statements of Shareholders’ Equity	F-4

Consolidated Statements of Cash Flows	F-5

Notes to Consolidated Financial Statements	F-6 – F-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Emergent Group Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Emergent Group Inc. and Subsidiaries (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emergent Group Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

ROSE, SNYDER & JACOBS
A Corporation of Certified Public Accountants

Encino, California
March 20, 2009

Emergent Group Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2008	2007
ASSETS

Current assets
Cash	$4,586,107	$3,043,654
Accounts receivable, net of allowance for doubtful
accounts of $58,984 and $17,460	3,759,834	2,313,084
Inventory, net	837,143	504,792
Prepaid expenses	231,763	164,857
Deferred income taxes	986,000	915,488

Total current assets	10,400,847	6,941,875

Property and equipment, net of accumulated depreciation and
amortization of $7,247,482 and $5,954,233	6,070,228	4,142,230
Goodwill	1,120,058	1,120,058
Deferred income taxes	1,261,000	-
Other intangible assets, net of accumulated amortization of
$226,997 and $172,355	403,152	93,930
Deposits and other assets	84,934	104,758

Total assets	$19,340,219	$12,402,851

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Current portion of capital lease obligations	$1,909,057	$1,143,198
Current portion of notes payable	-	100,888
Dividends payable	1,989,750	1,686,095
Accounts payable	1,538,797	709,027
Accrued expenses and other liabilities	1,997,312	1,559,046

Total current liabilities	7,434,916	5,198,254

Capital lease obligations, net of current portion	3,344,820	2,341,710

Total liabilities	10,779,736	7,539,964

Minority interest	696,430	592,807

Commitments and contingencies, note 9	-	-

Shareholders' equity
Preferred stock, $0.001 par value, non-voting 10,000,000
shares authorized, no shares issued and outstanding	-	-
Common stock, $0.04 par value, 100,000,000 shares authorized
6,631,576 and 5,619,392 shares issued and outstanding	265,260	224,772
Additional paid-in capital	16,235,368	14,836,263
Accumulated deficit	(8,636,575)	(10,790,955)

Total shareholders' equity	7,864,053	4,270,080

Total liabilities and shareholders' equity	$19,340,219	$12,402,851

The accompanying notes are an integral part of these financial statements.

Emergent Group Inc. and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
	2008	2007

Revenue	$22,785,922	$17,661,541
Cost of goods sold	13,354,071	10,473,805

Gross profit	9,431,851	7,187,736

Selling, general, and administrative expenses	5,241,682	4,390,996

Income from operations	4,190,169	2,796,740

Other income (expense)
Interest expense, net	(295,935)	(212,422)
Gain on disposal of property and equipment	28,937	8,214
Other income, net	76,082	52,104

Total other income (expense)	(190,916)	(152,104)

Income before provision for income taxes,
deferred tax benefit, and minority interest	3,999,253	2,644,636
Provision for income taxes	(225,641)	(193,922)
Deferred tax benefits	1,331,512	10,088

Net income before minority interest	5,105,124	2,460,802

Minority interests in income of consolidated
limited liability companies	(960,994)	(692,209)

Net income	$4,144,130	$1,768,593

Basic earnings per share	$0.69	$0.32

Diluted earnings per share	$0.65	$0.31

Basic weighted average shares outstanding	6,003,420	5,533,348

Diluted weighted-average shares outstanding	6,385,629	5,798,015

The accompanying notes are an integral part of these financial statements.

Emergent Group Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2007	5,428,604	$217,143	$14,739,193	$(10,873,453)	$4,082,883

Common stock issued as restricted stock awards	115,500	4,620	(4,620)		-

Exercise of common stock options	75,288	3,009	991		4,000

Amortization of stock-based compensation			100,699		100,699

Dividend declared to common shareholders				(1,686,095)	(1,686,095)

Net income				1,768,593	1,768,593

Balance, December 31, 2007	5,619,392	224,772	14,836,263	(10,790,955)	4,270,080

Common stock issued as restricted stock awards,
net of 3,000 shares cancelled	132,409	5,296	(5,296)		-

Exercise of common stock options	17,894	716	(636)		80

Exercise of common stock warrants	196,652	7,867	53,898		61,765

Amortization of stock-based compensation			157,540		157,540

Warrant expense related to private placement			93,938		93,938

Common stock issued related to private placement	665,229	26,609	1,099,661		1,126,270

Dividend declared to common shareholders				(1,989,750)	(1,989,750)

Net income				4,144,130	4,144,130

Balance, December 31, 2008	6,631,576	$265,260	$16,235,368	$(8,636,575)	$7,864,053

The accompanying notes are an integral part of these financial statements.

Emergent Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007

Cash flows from operating activities
Net income	$4,144,130	$1,768,593
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,685,618	1,482,732
Amortization of finance fees	4,167	28,459
Gain on disposal of property and equipment	(28,937)	(8,214)
Provision for doubtful accounts	41,524	(2,018)
Minority interest in income	960,994	692,209
Stock-based compensation expense	251,478	100,699
Deferred income taxes	(1,331,512)	(10,088)
(Increase) decrease in assets and liabilities, net of assets acquired
Accounts receivable	(741,608)	96,668
Inventory	135,369	314,799
Prepaid expenses	(66,906)	(12,960)
Deposits and other assets	(18,695)	33,192
Increase (decrease) in
Accounts payable	473,607	(41,010)
Accrued expenses and other liabilities	513,764	226,687

Net cash provided by operating activities	6,022,993	4,669,748

Cash flows from investing activities
Purchase of property and equipment	(337,861)	(271,260)
Purchase of assets from PhotoMedex	(1,399,735)	-
Cash paid to members of limited liability companies	(950,828)	(721,719)
Contributions from new members to limited liability companies	108,750	145,000
Proceeds from the sale of property and equipment	29,978	4,580

Net cash used in investing activities	(2,549,696)	(843,399)

Cash flows from financing activities
Payments on capital lease obligations	(1,406,975)	(1,062,873)
Payments on dividends declared	(1,686,095)	(1,094,249)
Borrowings under line of credit	8,172,638	16,676,000
Repayments on line of credit	(8,172,638)	(16,676,000)
Payments on notes payable	(100,889)	(238,185)
Proceeds from private placement of common stocks	1,126,270	-
Proceeds from equipment refinancing	75,000	300,000
Proceeds from exercise of options to purchase common stock	80	4,000
Proceeds from exercise of warrants to purchase common stock	61,765	-
Payment of loan fees	-	(10,000)

Net cash used in financing activities	(1,930,844)	(2,101,307)

Net increase in cash	1,542,453	1,725,042

Cash, beginning of period	3,043,654	1,318,612

Cash, end of period	$4,586,107	$3,043,654

Supplemental disclosures of cash flow information:
Interest paid	$323,834	$256,779

Income taxes paid	$373,310	$95,567

Supplemental schedule of noncash investing and financing activities:

During the year ended December 31, 2008 and 2007, the Company incurred capital lease obligations of $3,175,944 and $1,806,508, respectively, for medical equipment. The lease obligation of $3,175,944 incurred during the year ended December 31, 2008 includes $1,750,000 of equipment financing incurred in connection with the acquisition of the assets of the Services Division from PhotoMedex, Inc. as further discussed herein. In addition, equipment purchases of $356,160 are included in accounts payable in the accompanying balance sheet as of December 31, 2008 for which the Company is arranging lease financing.

The accompanying notes are an integral part of these financial statements.

EMERGENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 1 - ORGANIZATION AND BUSINESS

General
Emergent Group Inc. (“Emergent”) is the parent company of PRI Medical Technologies, Inc. (“PRI Medical”), its wholly owned and only operating subsidiary. Emergent and PRI Medical are hereinafter referred to as the “Company.” PRI Medical provides mobile laser/surgical services on a per procedure basis to hospitals, out-patient surgery centers, and physicians' offices. Medical lasers and other equipment are provided to customers along with technical support personnel to ensure that such equipment is operating correctly. PRI Medical currently offers its services in 16 states located in the Western and Eastern United States.

On November 4, 2008 the Company received notice from the NYSE Alternext US LLC (the “Exchange”) that it had been approved for the listing of its Common Stock on the Exchange. Effective November 10, 2008 the Company’s Common Stock began trading on the Exchange under the symbol “LZR.”

Acquisition
As further discussed herein, on August 8, 2008 the Company acquired the assets of the Surgical Services Division (the “Services Division”) of PhotoMedex, Inc. The operating results for the year ended December 31, 2008 include the results of operations for the Services Division from August 9, 2008 to December 31, 2008. In addition, unaudited pro forma information is presented in Note 14 below for 2008 and 2007 assuming that the acquisition of assets had occurred on the dates stated therein.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include the accounts of Emergent and its wholly owned subsidiaries. In addition, in accordance with the Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities” the Company has accounted for its equity investments in eleven limited liability companies under the full consolidation method. All significant inter-company transactions and balances have been eliminated through consolidation.

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

Cash
Cash consists of cash on hand and in banks. The Company maintains cash at several financial institutions. At times, such cash balances may be in excess of the Federal Deposit Insurance Corporation insurance limit of $250,000. As of December 31, 2008, the uninsured portion of balances at such banks amounted to $2,069,661. The Company has not experienced losses in such accounts and believes it is not exposed to any significant risk on cash.

EMERGENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

Accounts Receivable and Concentration of Business and Credit Risks
We market our services primarily to hospitals, out-patient centers and physicians throughout 16 states located in the Western and Eastern United States. Our equipment rental and technician services are subject to competition from other similar businesses.

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

Impairment of Long-Lived Assets and Intangibles
The Company reviews its long-lived assets for impairment in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) 144 annually whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are not considered recoverable, the Company will recognize an impairment charge that is measured by the amount by which the carrying amount exceeds the fair value of the assets. In addition to goodwill, other intangible assets include covenant not-to-compete and customer lists of $403,152 and $93,930, net of accumulated amortization, as of December 31, 2008 and 2007, respectively. Covenants not-to-compete and customer lists are generally amortized over their estimated useful lives of five to ten years. The Company, in accordance with SFAS 142, reviews goodwill for impairment at least annually or whenever events or circumstances are more likely than not to reduce the fair value of goodwill below its carrying amount.

Fair Value of Financial Instruments
For certain of the Company’s financial instruments, including cash, accounts receivable, prepaid expenses, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

EMERGENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

Stock-Based Compensation

Compensation costs related to stock options are determined in accordance with SFAS No. 123R, “Share-Based Payments”, using the modified prospective method. Under this method, compensation cost recognized during the years ended December 31, 2008 and 2007 includes compensation cost for all share-based payments granted prior to but not yet vested as of January 1, 2006, and all grants subsequent to that date, based on the grant date fair value, which is amortized over the remaining vesting period for such options. During August 2008 we issued 35,000 stock options to various employees. Such options vest in equal installments over five years and unvested options are subject to forfeiture should the respective employee leave the company. Compensation costs related to stock options for the years ended December 31, 2008 and 2007 were $12,459 and $10,864, respectively.

The 2002 Employee Benefit and Consulting Services Compensation Plan (the “2002 Plan”) was adopted in 2002 for the purpose of providing incentives to key employees, officers, and consultants of the Company who provide significant services to the Company. As of December 31, 2008, there are 650,000 common shares authorized for grant under the 2002 Plan. Options will not be granted for a term of more than ten years from the date of grant. Generally, options will vest evenly over a period of five years, and the 2002 Plan expires in March 2012. Incentive stock options granted under the 2002 Plan are non-statutory stock options. As of December 31, 2008, the number of shares reserved for future awards was 182,457.

Advertising Expense
The Company expenses advertising in the periods the services are performed. For the years ended December 31, 2008 and 2007, advertising expense was $48,400 and $33,374, respectively.

Income Taxes
The Company accounts for income taxes under the liability method, which requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. The provision for income taxes, if any, represents the tax payable for the period and the change during the period in deferred income tax assets and liabilities.

Earnings Per Share
The Company utilizes SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. As of December 31, 2008 and 2007, common stock equivalents used in determining fully diluted shares outstanding consist only of options to purchase common stock. The components of basic and diluted earnings per share are as follows:

EMERGENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

	Year Ended December 31,
	2008	2007
Numerator -
Net income attributable to common shareholders	$4,144,130	$1,768,593
Denominator -
Weighted-average number of common shares outstanding during the period	6,003,420	5,533,348
Dilutive effect of stock options and warrants	382,209	264,667
Common stock and common stock equivalents used for diluted earnings per share	6,385,629	5,798,015

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

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about a company's derivative and hedging activities. These enhanced disclosures will discuss (a) how and why a company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect a company's financial position, results of operations and cash flows. SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008, with earlier adoption allowed. We do not anticipate that the adoption of this accounting pronouncement will have a material effect on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. Therefore, we will delay application of SFAS 157 to our nonfinancial assets and nonfinancial liabilities. We do not anticipate that the delayed adoption of this accounting pronouncement will have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after

EMERGENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

December 15, 2008. Early adoption is prohibited. We do not anticipate that the adoption of this accounting pronouncement will have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115, which is effective for us in fiscal years beginning after July 1, 2008. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We do not anticipate that the adoption of this accounting pronouncement will have a material effect on our consolidated financial statements.

NOTE 3 – INVENTORY

Inventory consists of the following:

	December 31,
	2008	2007
Fibers, kits and other disposables	$881,472	$559,791
Less: reserve for excess/obsolete inventory	(44,329)	(54,999)
Total	$837,143	$504,792

NOTE 4 - EQUITY INVESTMENT IN LIMITED LIABILITY COMPANIES

In connection with expanding its business, PRI Medical participates with others in the formation of Limited Liability Companies (“LLCs”) in which it will acquire either a minority or majority interest and the remaining interests are held by other investors. These LLCs acquire certain medical equipment for use in their respective business activities which generally focus on surgical procedures. As of December 31, 2008, PRI Medical currently holds interests in eleven LLCs in Colorado and California. During 2008 and 2007, PRI Medical participated in the formation of five new LLCs. Such LLCs acquired medical equipment for rental purposes under equipment financing leases. The third party investors in each respective LLC generally provide the lease financing company with individual proportionate lease guarantees based on their respective ownership percentages in the LLCs. In addition, PRI Medical will provide such financing companies with its corporate guarantee based on its respective ownership interest in each LLC. In certain instances, PRI Medical has provided such financing companies with an overall corporate guarantee in connection with equipment financing transactions. In such instances, the individual investors in each respective LLC will generally indemnify PRI Medical against losses, if any, incurred in connection with its corporate guarantee.

For the years ended December 31, 2008 and 2007, in accordance with the Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities”, the Company accounted for its equity investments in its LLCs under the full consolidation method whereby transactions between the Company and LLCs have been eliminated through consolidation.

EMERGENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2008	2007
Rental equipment	$12,083,492	$9,056,874
Furniture and fixtures, including computers	368,916	306,823
Capitalized software cost	161,777	114,214
Transportation equipment	618,823	533,850
Leasehold improvements	84,702	84,702
	13,317,710	10,096,463
Less accumulated depreciation and amortization	7,247,482	5,954,233
Total	$6,070,228	$4,142,230

The historical cost value and net book value of property and equipment under lease financing at December 31, 2008 is $7,576,999 and $5,018,181, respectively, and $4,873,738 and $3,402,935, respectively, as of December 31, 2007.

Depreciation and amortization expense for property and equipment was $1,630,970 and $1,424,896 for the years ended December 31, 2008 and 2007, respectively.

NOTE 6 - LINE OF CREDIT

The Company entered into a new credit agreement (the “Agreement”) with a bank in June 2008, which was amended in August 2008. The Agreement, as amended, provides for a line of credit of $1.5 million and is collateralized by substantially all assets of the Company. Advances under the Agreement bear interest at the prime rate, plus one-half of one percent, with interest payable monthly. Subject to the terms of the Agreement, the Company may request and repay advances from time to time through the expiration date. The Agreement includes certain financial covenants that must be met including a covenant that for a period of not less than thirty (30) consecutive days during the loan term, that no loan amount will be outstanding under the Agreement. The Agreement expires on August 3, 2009. As of December 31, 2008 the Company was in compliance with the terms of its revolving credit agreement and no amounts have been drawn under this facility.

In connection with the acquisition of the Services Division, we entered into an equipment lease financing loan with a bank for $1,750,000. The equipment lease is collaterialized by the acquired assets and other unencumbered assets of the Company and provides for monthly payments of principal and interest of $46,378 commencing on September 1, 2008 over 42 months, with interest at 6.4%. The lease financing agreement also requires Emergent to meet certain financial covenants over the loan term. The Company was in compliance with its financial covenants under this financing agreement as of December 31, 2008.

Loan fee amortization expense related to the Company’s previous credit agreements was $-0- and $28,459 for the years ended December 31, 2008 and 2007, respectively.

EMERGENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 7 - NOTES PAYABLE

As of December 31, 2007 the Company was obligated under a note payable of $100,888 to certain principals of the seller in connection with the purchase of certain operating assets, non-compete agreements and customer list acquired during 2005. The note provided for quarterly principal payments of $25,222, as adjusted, beginning on February 1, 2006. The note balance was fully repaid during 2008.

NOTE 8 - ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consists of the following:

	December 31,
	2008	2007
Accrued payroll and payroll related amounts	$1,378,082	$880,702
Accrued payable – vendors	76,687	112,456
Accrued payable – equipment purchases	-	75,000
Accrued professional fees	71,308	47,708
Sales taxes payable	137,533	99,488
Other	333,702	343,692
Total	$1,997,312	$1,559,046

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating and Capital Leases
The Company maintains its principal executive offices in Sun Valley, California, where it leases approximately 13,000 square feet of office/warehouse space for its operations. The facility is leased under a five-year lease agreement, which currently provides for monthly rent of approximately $12,539, including reimbursements for common area expenses, tenant improvement costs, property taxes and insurance. Base rent is subject to an annual increase of 4%. Total rent expense incurred for the years ended December 31, 2008 and 2007 was $128,176 and $117,483, respectively. In addition, the Company leases several other office/warehouse facilities in various states in the Western and Eastern United States with a total of approximately 8,950 square feet. Total rent expense incurred for these facilities was $74,844 and $43,368 for the years ended December 31, 2008 and 2007, respectively.

The Company leases certain of its vehicles under various operating and financing leases. The operating leases are scheduled to expire between February 2009 and August 2013. Thereafter, such leases will continue under a month-to-month lease term until such time the vehicles are either returned to the lessor or purchased. Total rental expenses for vehicles for the years ended December 31, 2008 and 2007 was $146,162 and $88,137, respectively.

The Company is obligated under a master lease agreement with a bank. This agreement is for the financing of equipment purchases. Under the agreement, the Company may finance equipment purchases on an installment basis at a rate of interest determined at each respective borrowing date. Such rates will generally approximate the bank’s prime rate. As of December 31, 2008, we had $2,369,997 outstanding under the lease line of credit payable in monthly installments over a term of 36 to 48 months, which is included in the table below.

EMERGENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

At December 31, 2008 the Company is obligated under certain capital equipment leases with various finance companies, including the equipment lease financing incurred in August 2008 in connection with the acquisition of the assets of the Services Division. The capital leases bear interest at rates between 5.82% and 11.44% per annum. The monthly capital lease payments range between $508 and $46,378 and terminate through August 2013.

Future minimum lease payments under operating and capital leases at December 31, 2008 are as follows:

Year Ending December 31,	Operating Leases	Capital Leases
2009	$207,391	$2,222,667
2010	179,160	1,765,373
2011	158,922	1,330,879
2012	-	449,606
2013	-	81,247
Total minimum lease payments	$545,473	5,849,772
Less amounts representing interest		595,895
Less current portion		1,909,057
Long-term portion		$3,344,820

Litigation

From time to time, we may become involved in litigation arising out of operations in the normal course of business. Except for the matter discussed below, as of December 31, 2008, we are not a party to any pending legal proceedings the outcome of which could reasonably be expected to have a material adverse effect on our operating results or financial position.

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

EMERGENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 10 - SHAREHOLDERS' EQUITY

Common Stock

During the year ended December 31, 2008, the Company completed the following transactions:

•
In March 2008, the Company’s Board of Directors approved the issuance of 105,000 shares of restricted common stock to our executive officers and directors, subject to vesting in five equal annual installments commencing in March 2009 and the forfeiture of the non-vested portion in the event that recipient is no longer serving as an employee of our Company at the time of vesting, subject to the Board’s right to waive the forfeiture provisions.

•
In connection with the acquisition of the assets of the Services Division, on July 31, 2008, the Company received investment commitments totaling $1,130,890 from 15 investors to purchase the Company’s Common Stock. The commitments consisted of 665,229 Units and at an offering price of $1.70 per Unit. Each Unit consisted of one share of Common Stock and a Warrant to purchase 0.6 share of Common Stock at an exercise price of $1.75 per whole share. The Comapny incurred legal costs of $4,620 in connection with this transaction. The Warrants expire at the close of business on July 31, 2013. Of the 665,229 Units, 533,825 Units (equivalent to $907,503) were purchased by officers and directors of the Company.

•
In December 2008, Warrants to purchase a total of 226,764 shares of Common Stock were exercised with the issuance of 161,358 shares on a cashless basis and warrants to purchase 35,294 shares were issued for cash. The Company received proceeds of $61,765 in connection with the exercise of such Warrants.

•	The Company cancelled 3,000 shares of restricted Common Stock as a result of employee terminations.

•
In August 2008, the Company granted 30,409 restricted award shares to certain employees of the Company, subject to vesting over a five year period commencing August 11, 2009 and the forfeiture of the non-vested portion in the event that recipient is no longer serving as an employee of our Company at the time of vesting, subject to the Board’s right to waive the forfeiture provisions.

•
In December 2008, 35,000 options to purchase common stock were granted to various employees of the Company, subject to vesting in five equal annual installments commencing December 2009 and the forfeiture of the non-vested portion in the event that recipient is no longer serving as an employee of our Company at the time of vesting, subject to the Board’s right to waive the forfeiture provisions.

•	During 2008, an aggregate of 19,492 employee stock options were exercised, primarily utilizing the cashless exercise provision in the plan, in exchange for 17,894 shares of common stock.

•	On December 12, 2008 the Company’s Board of Directors declared a cash dividend of $0.30 per share to our common shareholders of record on December 29, 2008, which was paid on January 12, 2009.

EMERGENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

Stock Option Plans

In April 2002, the Company adopted the 2002 Employee Benefit and Consulting Services Compensation Plan (the “2002 Plan”). The purpose of the 2002 Plan is to provide incentive to key employees, officers, and consultants of the Company who provide significant services to the Company. As of December 31, 2008, there are 650,000 common shares authorized for grant under the 2002 Plan. Options will not be granted for a term of more than ten years from the date of grant. Generally, options will vest evenly over a period of five years, and the 2002 Plan expires in March 2012.

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

During the years ended December 31, 2008 and 2007, the Company issued to employees options to purchase 35,000 and 12,500 shares of common stock under the 2002 Plan. The options granted in 2008 and 2007 have a 10-year term and are exercisable at $2.15 and $3.05 per share, respectively. Generally, one-fifth of each issuance vests over five consecutive years. During the years ended December 2008 and 2007, options to purchase 245 shares expired and options to purchase 5,850 shares were cancelled due to employee terminations.

The Company has established two other stock option plans, neither of which have any material amount of shares authorized and/or outstanding under the Plan. However, outstanding shares under such plans are included in the table below.

EMERGENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

A summary of the Company's outstanding options and activity is as follows:
	Number of Options	Weighted- Average Exercise Price
Outstanding, January 1, 2007	398,912	$1.20
Granted	12,500	$3.05
Exercised	(84,186)	$0.44
Canceled	(5,850)	$0.40
Outstanding, December 31, 2007	321,376	$1.48
Granted	35,000	$2.15
Exercised	(19,492)	$0.40
Canceled	(245)	$27.20
Outstanding, December 31, 2008	336,639	$1.59
Exercisable, December 31, 2008	272,227	$1.57

The weighted-average remaining contractual life of the options outstanding at December 31, 2008 is 5.04 years. The intrinsic value of stock options exercised during 2008 and 2007 was $82,267 and $267,437, respectively. In addition, the intrinsic value of options exercisable at December 31, 2008 was $1,851,144.

The exercise prices for the options outstanding at December 31, 2008 ranged from $0.40 to $162.00, and information relating to these options is as follows:

			Weighted	Weighted
			Average	Average	Average	Average
Weighted-	Weighted		Remaining	Remaining	Exercise	Exercise
Range of	Stock	Stock	Contractual	Contractual	Price of	Price of
Exercise	Options	Options	Life of Options	Life of Options	Options	Options
Prices	Oustanding	Exercisable	Outstanding	Exercisable	Outstanding	Exercisable
$0.40	279,535	257,220	4.35 years	4.21 years	$0.40	$0.40
$2.15 - 8.00	49,500	7,404	9.21 years	7.85 years	$2.61	$4.05
$20.00 - 51.00	7,599	7,599	2.68 years	2.68 years	$38.78	$38.78
$162.00	5	5	0.40 years	0.39 years	$162.00	$162.00
$0.40 - 162.00	336,639	272,228	5.04 years	4.27 years	$1.59	$1.57

As of December 31, 2008, the total unrecognized fair value compensation cost related to unvested stock options was $21,614, which is to be recognized over a remaining weighted average period of approximately 4.3 years.

EMERGENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Non Vested, January 1, 2007	104,351	5.25	$0.40	$0.28
Granted	12,500		$3.05	$0.89
Forfeited	(5,850)		$0.40	$0.28
Vested	(43,180)		$0.40	$0.29
Non Vested, December 31, 2007	67,821	4.76	$0.89	$0.37
Granted	35,000		$2.15	$0.15
Forfeited	-		$-	$-
Vested	(38,410)		$0.57	$0.37
Non Vested, December 31, 2008	64,411	7.90	$1.76	$0.34

In December 2008, the Company granted 35,000 options to purchase common stock to various employees of the Company. The fair value of such options was $5,352, which was determined using the Black-Scholes option-pricing model with the following assumptions: dividend yields of 10%, expected volatility of 25%, risk-free interest rates of 3.0% and expected life of seven years.

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

In addition to options granted under the 2002 Plan, as of December 31, 2008 we have 357,909 restricted award shares issued and outstanding, which vest in equal installments over five years from the date of issuance. Such award shares are issued from time to time to executive officers, directors and employees of the Company. Non-vested award shares are subject to forfeiture in the event that recipient is no longer employed by the Company at the time of vesting, subject to the Board’s right to waive the forfeiture provisions. The Company cancelled 3,000 restricted shares in 2008 due to employee terminations. Compensation expense related to such shares is determined as of the issuance date based on the fair value of the shares issued and is amortized over the related vesting period. Compensation expense related to award shares was $145,080 and $68,169 for the years ended December 31, 2008 and 2007, respectively.

EMERGENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 11 - INCOME TAXES

The components of the income tax provision (benefit) for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
Current	$225,641	$193,922
Deferred	(1,331,512)	(10,088)
Total	$(1,105,871)	$183,834

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes was as follows for the years ended December 31, 2008 and 2007:

	2008	2007
Income tax computed at federal statutory tax rate	34.00%	34.00%
State taxes, net of federal benefit	3.52	2.76
Minority interest	(8.17)	(9.06)
Other	1.50	1.83
Decrease in valuation allowance	(58.51)	(23.06)
Total	27.65%	6.47%

The tax effects of temporary differences that give rise to deferred income taxes at December 31, 2008 and 2007 are as follows:

	2008	2007
Property and equipment	$(565,729)	$(237,769)
Capital loss carryover	0	1,321,645
Net operating loss carryforwards	2,588,456	3,160,312
Other	224,273	11,263
Total gross deferred tax assets	2,247,000	4,255,451
Less valuation allowance	0	3,339,963
Net deferred tax assets	$2,247,000	$915,488

As of December 31, 2008 and 2007, we reversed $1,331,512 and $915,488, respectively, of our valuation allowance on deferred tax assets relating to prior year net operating losses. As required by SFAS 109, we did not reverse the valuation allowance until it was more likely than not that the tax asset would be realized.

As of December 31, 2008, the Company had approximately $7.6 million in federal net operating loss carryforwards attributable to losses incurred since the Company’s inception that may be offset against future taxable income through 2020. Because of statutory ownership changes, the amount of operating loss carryforwards which may be utilized in future years is subject to significant limitations.

EMERGENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

The Company has adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement 109, "Accounting for Income Taxes", and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company files income tax returns with the Internal Revenue Service (“IRS”) and various state jurisdictions. For jurisdictions in which tax filings are prepared, the Company is no longer subject to income tax examinations by state tax authorities for years through 2003, and by the IRS for years through 2004. The Company’s net operating loss carryforwards are subject to IRS examination until they are fully utilized and such tax years are closed. Our review of prior year tax positions using the criteria and provisions presented in FIN 48 did not result in a material impact on the Company’s financial position or results of operations.

NOTE 12 - BENEFIT PLAN

The Company has a profit sharing plan established in accordance with Section 401(k) of the Employee Retirement Income Security Act of 1974, as amended. Substantially all full-time employees with specific periods of service are eligible to participate. Employee contributions to the plan are elective. For the years ended December 31, 2008 and 2007, the Company provided matching contributions to the plan of $13,746 and $13,167, respectively.

NOTE 13 - RELATED PARTY TRANSACTIONS

The Company incurred reimbursable expenses of $35,792 and $41,476 to BJH Management, LLC, which is owned by the Company’s Chairman and Chief Executive Officer, for office rent and related expenses for the years ended December 31, 2008 and 2007, respectively.

Pursuant to a Service Agreement dated as of July 1, 2006 (the “Services Agreement”), the Company entered into an agreement with BJH Management LLC (“BJH”) to secure the services of Bruce J. Haber (“Haber”) as its Chief Executive Officer and as its Chairman of the Board. The Service Agreement provides for a monthly fee of $15,167 and reimbursement of ordinary and necessary business expenses incurred in connection with such services. Pursuant to the Services Agreement, for services provided, the Company paid BJH base fees of $182,000, for each of the years ended December 31, 2008 and 2007, respectively. In addition, BJH earned incentive compensation for the year ended December 31, 2008 and 2007 of $223,095 and $156,500, respectively. The Company reimbursed Mr. Haber for business expenses in the amounts of $58,711 and $59,755 for the years ended December 31, 2008 and 2007, respectively.

EMERGENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 14 – ACQUISITION OF THE ASSETS OF THE SERVICES DIVISION OF  PHOTOMEDEX, INC.

On August 2, 2008, the Company entered into an agreement to acquire the assets of the Surgical Services Division (the “Services Division”) of PhotoMedex, Inc. The Services Division provides mobile laser services in 11 Northeast, Middle Atlantic and Southeast states, serving 18 individual local markets expanding PRI’s geographic coverage to a total of 16 states. Revenues of the Services Division were $7,667,000 for the year ended December 31, 2007. The purchase price for the Services Division was approximately $3,149,735, subject to certain post closing adjustments, plus closing costs. The acquisition was closed on August 8, 2008, at which time the purchase price was paid by the Company through borrowings from a bank of $1,750,000 under a fully amortizing capital equipment lease arrangement, which is collateralized by the acquired assets and other unencumbered assets of the Company, the proceeds from the private sale of our restricted Common Stock as discussed elsewhere in this Form 10-K, with the balance paid from existing cash.

The purchase price for the acquired assets of $3,149,735, plus certain acquisition costs, was allocated to accounts receivable of $761,959, inventory of $467,720, equipment and vehicles of $1,594,670 and to customer list for $358,864. Equipment and vehicles are being depreciated over three to five years while the customer list is being amortized over ten years.

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

Unaudited Pro Forma Results of Operations for the Three and Nine Months Ended September 30, 2007

The historical operating results for the Company include the operating results for the Services Division from August 9, 2008 to December 31, 2008. Presented below are the comparative summarized pro forma operating results and earnings per share for the Company assuming that the acquisition of assets of the Services Division had been completed on January 1, 2008 and 2007, respectively.

EMERGENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

	Pro Forma Results of Operations Year Ended December 31,
	2008	2007
Pro forma revenue	$27,183,969	$25,328,715
Pro forma income from operations	$4,525,962	$3,415,972
Pro forma net income	$4,398,841	$2,249,914
Pro forma basic earnings per share	$0.69	$0.36
Pro forma diluted earnings per share	$0.65	$0.34

The unaudited pro forma condensed results of operations for 2008 and 2007 include pro forma adjustments to adjust depreciation and amortization expense based on asset values and related depreciation and amortization periods ascribed by the Company, interest expense incurred in connection with acquisition financing, certain acquisition related costs, and the estimated impact on state taxes related to the income of the Services Division. In connection with the acquisition transaction, Emergent raised additional capital through the private placement of its Common Stock and the issuance of Warrants to purchase Common Stock in July 2008. The pro forma common and fully diluted shares outstanding assume completion of this transaction on January 1, 2008 and 2007, respectively, and include the effects of this transaction in its basic and fully diluted shares outstanding. The issuance of the Warrants resulted in compensation expense of $93,937, which is also included in the pro forma adjustments for 2007.

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

Item 9.A.(T)  Controls and Procedures.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2008. There were no significant changes in our internal control over financial reporting during the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our independent auditors have not audited and are not required to audit this assessment of our internal control over financial reporting for the fiscal year ended December 31, 2008.

Item 9.B.  Other Information.

Not Applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The names, ages and principal occupations of the Company's present officers and directors are listed below.

Name (1)	Age	First Became Director and/or Officer	Position
Bruce J. Haber	56	2003	Chairman of the Board and Chief Executive Officer
Louis Buther	55	2003	President and Chief Operating Officer
William M. McKay	54	2002	Chief Financial Officer, Treasurer and Secretary
Mark Waldron	41	2000	Director
Howard Waltman	76	2001	Director
K. Deane Reade, Jr.	68	2005	Director
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

Bruce J. Haber has served as Chairman of the Board and Chief Executive Officer since January 31, 2003. Mr. Haber is currently President of BJH Management, LLC, a management firm specializing in turnaround consulting and private equity investments, which served as a consultant to the Company between October 2001 and January 2003. From October 2001 until December 2002, Mr. Haber served on the Board of Directors of EB2B Commerce, Inc. a computer software company. From March 2002 to December 2002 Mr. Haber served as Chairman of the Board and as a turnaround consultant to EB2B. Mr. Haber was founder, President and CEO of MedConduit.com, Inc., a healthcare e-commerce B2B from 2000 to 2001. Mr. Haber served as Executive Vice President and a Director of Henry Schein, Inc., an international distributor of healthcare products, as well as President of their Medical Group from 1997 to 1999. From 1981 to 1997, Mr. Haber served as President, CEO and Director of Micro Bio-Medics, Inc., and Caligor Medical Supply Company, a distributor of physician and hospital supplies, which merged with Henry Schein in 1997.  Mr. Haber is currently a director of a number of privately held companies and serves as a Trustee of Mercy College, Dobbs Ferry, New York. Mr. Haber holds a Bachelor of Science degree from the City College of New York and a Master of Business Administration from Baruch College in New York.

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

           Mark Waldron has served as a director of the Company since August 2000 and he currently serves as a member of the Compensation Committee. Mr. Waldron also served as President and Chief Executive Officer of the Company between August 2000 and January 2003. Since 1998, Mr. Waldron's principal occupation has been as a private investor. Mr. Waldron is the co-founder of Arcticor Structures Inc., a Canadian manufacturing company, and of Woodfield Development Corporation, a real estate development company. Mr. Waldron is a former Vice President of J.P. Morgan in New York and was with the firm from 1993 to 1998. Mr. Waldron received his MBA from Northwestern University's Kellogg School of Management, and prior to attending business school worked in the derivatives capital markets group of Bankers Trust Company (now Deutsche Bank). He received a BA (Honors) from the Ivey School of Business at the University of Western Ontario in 1989.

Howard Waltman has served as a director of the Company and Chairman of the Compensation Committee since 2001 and he currently serves as a member of the Audit Committee. Since 2000, Mr. Waltman has acted as a private investor for a family limited liability corporation. Since 1986, Mr. Waltman serves as a director of Express Scripts, Inc. (“ESI”), and was its Chairman from 1986 to 2000. ESI was formed in 1986 as a subsidiary of Sanus, a company formed in 1983 by Mr. Waltman, who served as its Chairman of the Board from 1983 to 1987. Sanus was acquired by New York Life Insurance Company in 1987. ESI provides mail order pharmacy services and pharmacy claims processing services and was spun out of Sanus and taken public in June 1992. Mr. Waltman also founded Bradford National Corp. in 1968, which was sold to McDonnell Douglas Corporation in 1981. From 1996 to 2000, Mr. Waltman served as a director of Computer Outsourcing Services, Inc. Mr. Waltman is currently a director of a number of privately held companies.

K. Deane Reade, Jr. has been a Director of the Company since September 2005. He currently serves as Chairman of the Audit Committee and as member of the Compensation Committee. Mr. Reade is a founder and, since 1975, has served as President and a director of Bangert, Dawes, Reade, Davis & Thom, Incorporated, a private investment banking firm with offices in New York and San Francisco. Between 1989 and 1996, Mr. Reade served as Managing Director of John Hancock Capital Growth Management, Inc. and was a General Partner of its affiliate Gramercy Hills Partners. Mr. Reade is a graduate of Rutgers University. He’s served as a director of: ABC Estonian Shares, a closed end fund (Isle of Man, UK); Abakus Management Co., an investment management company (Tallinn, Estonia); Myers Industries, Inc. (Lincoln, Illinois). He currently serves as a Trustee of a private trust, a charitable foundation and the advisory board of Trail Blazers Camps, Inc. (New York, N.Y.) a 100 year old social service organization with a year round educational program for disadvantaged children from the Metropolitan New York - New Jersey area.

COMMITTEES

The Company has no standing or nominating committees of the Board of Directors or committees performing similar functions.

Compensation Committee

 Since October 7, 2008, the Compensation Committee consists of Howard Waltman, as Chairman, and K. Deane Reade, Jr. and Mark Waldron as its other members. The Compensation Committee has such powers and functions as may be assigned to it by the Board of Directors from time to time; however, such functions shall, at a minimum, include the following:

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

Since November 10, 2008, our common stock is listed and trades on the NYSE Alternext US LLC. Continuation of our listing requires that we abide by Exchange rules which prohibit the Company’s Chief Executive Officer from being present during voting or deliberations as to his compensation and it requires that the compensation of our Chief Executive Officer and other officers to be determined by the Compensation Committee. The Compensation Committee met in March 2009 and approved the 2008 bonuses to the executive officers and permitting Mr. Buther's contract to automatically renew for an additional year through June 30, 2010.

Audit Committee

The members of the Company’s audit committee consist of Howard Waltman and K. Deane Reade, Jr. as its Chairman, each of whom is determined by Management to be an independent director (as defined below). K. Deane Reade, Jr. may be deemed a “Financial Expert” (as defined below) within the meaning of Sarbanes Oxley Act of 2002, as amended.

“Independent director” is defined under Section 803A of the AMEX Company Guide as a person other than an executive officer or employee of the company. No director qualifies as independent unless the issuer's board of directors affirmatively determines that the director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The following is a non-exclusive list of persons who shall not be considered independent:

(a)           a director who is, or during the past three years was, employed by the company, other than prior employment as an interim executive officer (provided the interim employment did not last longer than one year);

(b)           a director who accepted or has an immediate family member who accepted any compensation from the company in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than the following:

(i)	compensation for board or board committee service;

(ii)	compensation paid to an immediate family member who is an employee (other than an executive officer) of the company;

(iii)	compensation received for former service as an interim executive officer (provided the interim employment did not last longer than one year; or

(iv)	benefits under a tax-qualified retirement plan, or non-discretionary compensation;

(c)           a director who is an immediate family member of an individual who is, or at any time during the past three years was, employed by the company as an executive officer;

(d)           a director who is, or has an immediate family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the company made, or from which the company received, payments (other than those arising solely from investments in the company's securities or payments under non-discretionary charitable contribution matching programs) that exceed 5% of the organization's consolidated gross revenues for that year, or $200,000, whichever is more, in any of the most recent three fiscal years;

(e)           a director who is, or has an immediate family member who is, employed as an executive officer of another entity where at any time during the most recent three fiscal years any of the issuer's executive officers serve on the compensation committee of such other entity; or

(f)            a director who is, or has an immediate family member who is, a current partner of the company's outside auditor, or was a partner or employee of the company's outside auditor who worked on the company's audit at any time during any of the past three years.

As a smaller reporting company, we are only required to maintain an audit committee of at least two members, comprised solely of independent directors who also meet the requirements of Rule 10A-3 under the Securities Exchange Act of 1934.  In order to be considered to be independent for purposes of Rule 10A-3, a member of an audit committee of a listed issuer that is not an investment company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (A) accept directly or indirectly any consulting, advisory, or other compensatory fee from the issuer or any subsidiary thereof, provided that, unless the rules of the national securities exchange or national securities association provide otherwise, compensatory fees do not include the receipt of fixed amounts of compensation under a retirement plan (including deferred compensation) for prior service with the listed issuer (provided that such compensation is not contingent in any way on continued service); or (B) be an affiliated person of the issuer or any subsidiary thereof.

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

Audit Committee Charter

Effective November 10, 2008, the Board adopted an amended written charter for its Audit Committee.  The Audit Committee is required to meet at least quarterly and at such other times as is necessary to fulfill its responsibilities. A copy of the Audit Committee Charter is filed as Exhibit 10.21 to this Form 10-K.

PURPOSE
The purpose of the Audit Committee (the Committee”) is to assist the Company’s Board in fulfilling its oversight responsibilities by reviewing: the financial reports and other financial information provided by the Company to any government body or the public; the Company’s system of internal controls regarding finance, accounting, legal compliance and ethics that management and the Board have established; and the Company’s auditing, accounting and financial reporting processes.  Consistent with this function, the Committee should encourage continuous improvement of, and should foster adherence to, the Company’s policies, procedures and practices at all levels.  The Committee’s primary duties and responsibilities are to:

•	Serve as an independent and objective party to monitor the Company’s financial reporting process and internal control system;

•	Provide an open avenue of communication among the independent auditors, management, and the Board;

•	oversee management's preparation of the Company's financial statements and management's conduct of the accounting and financial reporting processes;

•	oversee management's maintenance of internal controls and procedures for financial reporting;

•	oversee the Company's compliance with applicable legal and regulatory requirements, including without limitation, those requirements relating to financial controls and reporting;

•	oversee the independent auditor's qualifications and independence;

•	oversee the performance of the independent auditors, including the annual independent audit of the Company's financial statements;

•	prepare any report required to be prepared by the Committee pursuant to the rules of the SEC to be included in the Company's proxy statement; and

•
discharge such duties and responsibilities as may be required of the Committee by the provisions of applicable law or rule or regulation of the American Stock Exchange and the Sarbanes-Oxley Act of 2002.

In carrying out its purposes, there shall be free and open communication between the Committee, independent auditors, and management of the Company.

RESPONSIBILITIES

The following shall be the principal responsibilities and recurring processes of the Committee in carrying out its oversight responsibilities.

Oversight of the financial statements and relations with the independent auditors:

•
Relationship with Independent Auditors — The independent auditors shall report directly and are ultimately accountable to the Committee in its capacity as a committee of the Board. The Committee shall have sole authority and responsibility to appoint, compensate, oversee, evaluate and, where appropriate, replace the independent auditors. The Committee shall discuss with the auditors their independence from management and the Company and the matters included in the written disclosures required by the Independence Standards Board.

•	Annually, the Committee shall review and recommend for stockholder ratification the selection of the Company's independent auditors.

•	The Committee shall pre-approve all audit and permitted non-audit services provided by the independent auditors.

•	The Committee periodically shall meet separately with management and with the Company's independent auditors.

•
Annually, the Committee shall obtain from the independent auditors a formal written statement delineating all relationships between the independent auditors and the Company consistent with Independence Standards Board Standard 1, discuss with the independent auditors any such disclosed relationships and their impact on the independent auditors' independence, and take or recommend that the Board take appropriate action regarding the independence of the independent auditors.

•
Periodic Reviews — Prior to the filing of the Company's Quarterly Reports on Form 10-Q, the Committee shall review with management and the independent auditors the interim financial statements and other information to be included in the Form 10-Q, including the Company's disclosures under "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"). Also, the Committee shall discuss the results of the quarterly review and any other matters required to be communicated to the Committee by the independent auditors under generally accepted auditing standards.

•
Annual Reviews — The Committee shall review with management and the independent auditors the financial statements and other financial information, including the Company's disclosure under MD&A, to be included in the Company's Annual Report on Form 10-K (or the annual report to shareholders if distributed prior to the filing of the Form 10-K). Also, the Committee shall discuss the results of the annual audit and any other matters required to be communicated to the Committee by the independent auditors under auditing standards of The Public Company Accounting Oversight Board (“PCAOB”). Based on the review and discussions described above, the Committee shall recommend to the Board of Directors whether the financial statements should be included in the Annual Report on Form 10K. The Committee shall prepare the Audit Committee report to be included in the Company's proxy statements when and as required by the Applicable Rules.

•
The Committee shall establish and maintain procedures for (i) receiving, retaining and addressing complaints regarding the Company's accounting, internal controls or auditing matters and (ii) the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters, in accordance with the Applicable Rules.

•	The Committee will have responsibility for reviewing and approving all proposed related party transactions as required by AMEX listing requirements.

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

On October 7, 2008, the Company adopted a new code of ethics effective November 10, 2008 which is filed as Exhibit 14.1 to this Form 10-K. Changes to the Code of Ethics will be filed under a Form 8-K or quarterly or annual report under the Exchange Act.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”).  Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish us with copies of all Section 16(a) forms they file. During fiscal 2008, none of our officers, directors or 10% or greater stockholders filed any forms late to the best of our knowledge.

Item 11.  Compensation of Directors and Executive Officers.

Summary Compensation Table

The following table sets forth the overall compensation earned over the fiscal years ended December 31, 2008 and 2007 by (1) each person who served as the principal executive officer of the Company during fiscal year 2008; (2) the Company’s two most highly compensated executive officers as of December 31, 2008 with compensation during fiscal year 2008 of $100,000 or more; and (3) those two individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of the Company as of December31, 2008.

						Salary Compensation
Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Restricted Stock Awards (1)(5)(6)(7)	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)(3)(8) (9)(10)	Total ($)
Bruce J. Haber	2008	$182,000	(8)	$223,095	$49,267	-0-	-0-	-0-	$83,412	$537,773
Chief Executive
Officer (4)	2007	$182,000		$156,500	$32,385	-0-	-0-	-0-	$19,200	$390,085

Louis Buther	2008	$161,000		$223,095	$30,792	-0-	-0-	-0-	24,806	$439,693
President	2007	$161,000		$156,500	$20,913	-0-	-0-	-0-	$12,000	$350,413

William M. McKay	2008	$140,000		$139,047	$12,317	$2,184	-0-	-0-	$25,565	$319,113
Chief Financial	2007	$140,000		$105,750	$10,148	$2,184	-0-	-0-	$21,588	$279,670
Officer (9)

________________
(1)
Reflects dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R. FAS 123R requires the company to determine the overall value of the stock awards and options as of the date of grant. The stock awards are valued based on the fair market value of such shares on the date of grant and are charged to compensation expense over the related vesting period. The options are valued at the date of grant based upon the Black-Scholes method of valuation, which is expensed over the service period over which the options become vested. As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description FAS 123R and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Form 10-K.

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

(3)	Includes compensation for service as a director described under Director Compensation, below.

(4)	The services of Bruce J. Haber are provided to the Company pursuant to a Services Agreement with BJH Management LLC, a privately held company owned by Bruce Haber.

(5)
On March 6, 2008, Messrs Haber, Buther and McKay were granted restricted stock award shares of 40,000, 25,000 and 10,000, respectively, which vest in equal installments over five years. The market price per share of $3.05 was used to determine the related compensation expense, which is being amortized over the five year vesting period. The restricted stock awards of 40,000 shares, 25,000 shares and 10,000 were valued at $122,000, $76,250 and $30,500, respectively. On March 19, 2007, Messrs Haber, Buther and McKay were granted restricted stock award shares of 40,000, 25,000 and 10,000, respectively, which vest in equal installments over five years. The market price per share of $3.25 was used to determine the related compensation expense, which is being amortized over the five year vesting period. The restricted stock awards of 40,000, 25,000, and 10,000 shares were valued at $130,000, $81,250, and $32,500, respectively.

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

(7)
In May 2005, the Company issued restricted shares to Messrs. Haber, Buther and McKay of 89,500, 64,000 and 47,000 in connection with providing limited loan guarantees to the lender in connection with the Company’s new $1 million credit facility as discussed elsewhere in this Form 10-K. The institutional lender released these limited guarantees in June 2006. The guarantors had each entered into an agreement with the Company to return the shares that they received in consideration of their limited guarantee in the event the guarantor on his own volition breaches (other than a breach that is cured within the terms of the limited guarantee agreement) or terminates his own respective limited guarantee, prior to the payment in full of the Company’s obligations to the lender or the voluntary release from the limited guarantees by the lender. Compensation expense at $0.40 per share related to the shares issued for the limited guarantee is amortized over the initial loan term of 24 months and the related expense for 2007 pertaining to each officer is included under restricted stock awards.

(8)
As described in footnotes 5 and 6 above, Messrs. Haber, Buther and McKay received restricted stock awards that vest over a five year period. The amount of dividends declared in 2008 to Messrs. Haber, Buther and McKay on the unvested portion of the restricted stock available was $26,400, $16,500 and $7,200, respectively. The amount of dividends declared in 2007 to Messrs. Haber, Buther and McKay on the unvested portion of the restricted stock available was $19,200, $12,000 and $5,700, respectively. These amounts are included in the above table under all other compensation.

(9)
All other compensation includes company-paid medical and dental benefits for Messrs. Haber and McKay of $15,479 and $-0- and $14,835 and $15,888 for 2008 and 2007, respectively, which benefit is not available to all employees.

(10)
On July 30, 2008, we received $1,130,890 from a private placement of 665,229 Units at an offering price of $1.70 per Unit to 15 investors. Each Unit consisted of one share of Common Stock and a Warrant to purchase .6 share of Common Stock at an exercise price of $1.75 per whole share. The Warrants expire at the close of business on July 31, 2013 and are exercisable at any time from the date of issuance to the expiration date. Of the 665,231 Units, 533,825 Units (equivalent to $907,503) were purchased by our officers and directors. The Company recorded a non-cash compensation expense of $93,937 as determined by the Black Scholes Valuation Model since the Warrants were issued below the Black Scholes valuation price per share. The portion of the compensation expense that relates to the executive officers named in the table above is included in other compensation.

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

No outstanding common share purchase option or other equity-based award granted to or held by any named executive officer in 2008 were re-priced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout.

Executive Officer Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2008.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

Bruce J. Haber (1)(2)(3)	-0-	-0-	-0-	N/A	N/A	88,000	$598,400	NA	NA

Louis Buther (1)(2)(3)	-0-	-0-	-0-	N/A	N/A	55,000	$374,000	NA	NA

William McKay (1)(2)(3)(4)	108,000	10,000	-0-	$0.40	3/31/12	24,000	$163,200	NA	NA
___________
(1)
In November 2005, the Company granted restricted stock awards to its executive officers for services rendered and to be rendered of 40,000 shares to Bruce J. Haber, our CEO and Chairman, 25,000 shares to Louis Buther, our President and 15,000 shares to William M. McKay, our CFO. All of the aforementioned shares shall vest in five equal annual amounts commencing November 2, 2006 and the non-vested portion is subject to forfeiture in the event that the holder is no longer serving as an officer or director of the Company, subject to the Board’s right to waive this forfeiture provision. The market values presented were computed based on the closing price of $6.80 per share for our common stock on December 31, 2008.

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

(3)
On March 6, 2008, the Company granted restricted stock awards to its executive officers and directors for services rendered and to be rendered of 40,000 shares to Bruce J. Haber, 25,000 shares to Louis Buther and 10,000 shares to William M. McKay. All of the aforementioned shares shall vest in five equal annual amounts commencing March 6, 2009 and the non-vested portion is subject to forfeiture in the event that the holder is no longer serving as an officer or director of the Company, subject to the Board’s right to waive this forfeiture provision.

(4)
In March 2005, Mr. McKay was granted 25,000 common stock options at an exercise price of $0.40 per share. Such options will vest in five equal annual installments from the date of issuance commencing March 22, 2006. In 2002 and 2003 Mr. McKay was granted 30,000 and 75,000 common stock options at an exercise price of $0.40 per share, respectively. Two-fifths of such options were immediately vested with the remainder vesting in equal installments over three years from the date of issuance. Stock options, net of 12,000 options exercised, to purchase 108,000 shares are fully vested as of the filing date of this Form 10-K.

The foregoing table does not include warrants sold to officers, directors and other investors as part of a private placement transaction of the Company’s securities, which transaction is described in footnote 10 to the Summary Compensation Table and in “Item 13.” The following table sets forth certain information concerning these Warrants issued to executive officers in the private placement in 2008:

Name	Number of Warrants Purchased (1)	Number of Warrants Exercised (2)	Number of Warrants Unexercised (2)	Exercise Price	Expiration Date	2008 Compensation Expense (4)
Bruce J. Haber and Family Trust	176,470	176,470	-0-	$1.75	07/31/2013	$41,532
Louis Buther	35,294	35,294	-0-	$1.75	07/31/2013	$8,306
William McKay	15,000	15,000	-0-	$1.75	07/31/2013	$3,530
________________
(1)	All Warrants are (were) immediately exercisable.

(2)	Based upon number of Warrants exercised as of December 31, 2008.

(3)	Includes Warrants to purchase 105,882 shares purchased by a family trust in which Mr. Haber disclaims beneficial ownership.

(4)	The amount reflects the non-cash compensation expense recorded by the Company in 2008 due to the issuance of warrants in a private placement to executive officers and other investors exercisable below the market value per share as determined by the Black Scholes computation mode.

Employment Agreements

Each of the following executive officers is a party to an employment agreement with the Company.

Name	Position	Annual Annual Salary		Bonus

Bruce J. Haber	Chief Executive Officer	$182,000	(3)	(1)

Louis Buther	President	$161,000		(1)

William M. McKay	Chief Financial Officer	$140,000		(2)
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

(2)	Discretionary bonus as determined by the Compensation Committee based upon company and individual performance.

(3)	The salary shown for Mr. Haber was paid to BJH in connection with the Services Agreement, as discussed elsewhere in this Form 10-K.

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

Employment Agreement – Louis Buther

The Company has an employment agreement dated as of December 30, 2002 with Louis Buther (“Buther”) pursuant to which Buther was hired as the Company’s President and agreed to devote his full business time, effort and attention to the Company. Buther’s Employment Agreement, as amended, provides for certain rights and benefits to Buther, currently for a term expiring on June 30, 2009 (which term is renewed annually thereafter unless either the Company or Buther gives to other party 90 days written notice of termination prior to the end of term, noting that the Compensation Committee in March 2009 voted to allow the term of Mr. Buther’s contract to automatically be renewed for an additional year until June 30, 2010) and it also provides for certain obligations of Buther to the Company, which are summarized as follows:

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

Employment Arrangement – William M. McKay

In August 2002, William M. McKay became the Company’s Chief Financial Officer pursuant to an engagement letter. As CFO, he is currently receiving a base salary of $140,000 per annum, and is eligible to receive annual bonuses as described herein, subject to approval by the Compensation Committee, based upon individual and/or Company performance. In addition, Mr. McKay receives Company-paid health insurance benefits as well as an automobile allowance of $300 per month.  Since the commencement of his employment in 2002, Mr. McKay has received ten-year options to purchase an aggregate of 130,000 shares of the Company’s Common Stock at an exercise price of $.40 per share with varying vesting dates. He has also received restricted stock award grants totaling 35,000 shares of common stock as more fully described herein. In the event that the Company terminates Mr. McKay without cause or upon termination subsequent to a change in control, he shall be entitled to receive six months severance pay.

Director Compensation

Directors do not presently receive compensation for serving on the Board or on its committees other than the grant of stock options and/or restricted stock awards. Depending on the number of meetings and the time required for the Company’s operations, the Company may decide to compensate its directors in the future.

Restricted Stock Awards

On March 6, 2008, the Company granted restricted stock awards to its executive officers and directors for services rendered and to be rendered of 40,000 shares to Bruce J. Haber, our CEO and Chairman, 25,000 shares to Louis Buther, our President, 10,000 shares to William M. McKay, our CFO and 10,000 shares to each of our directors Howard Waltman, Mark Waldron and K. Deane Reade, Jr. All of the aforementioned shares were issued at a price of $3.05 per share and shall vest in five equal annual amounts commencing March 6, 2009 and the non-vested portion is subject to forfeiture in the event that the holder is no longer serving as an officer or director of the Company, subject to the Board’s right to waive this forfeiture provision.

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

Compensation Table

The following table shows the overall compensation earned for the 2008 fiscal year with respect to each non-employee and non-executive director as of December 31, 2008.

	DIRECTOR COMPENSATION
Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)(5)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)(4)(6)	Total ($)
K. Deane Reade, Jr., Director	$-0-	$10,338	$-0-	-0-	-0-	$10,984	$21,322

Howard Waltman, Director	$-0-	$10,908	$-0-	-0-	-0-	$15,253	$26,161

Mark Waldron, Director	$-0-	$10,908	$-0-	-0-	-0-	$13,245	$24,153

_______________________

(1)
 Reflects dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R. FAS 123R requires the company to determine the overall value of the restricted stock awards and options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the restricted stock awards and options become vested. As a general rule, for time-in-service-based options, the company will immediately expense any restricted stock awards and option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the restricted stock awards and options. For a description FAS 123R and the assumptions used in determining the value of the restricted stock awards and options under the Black-Scholes model of valuation, see the notes to the financial statements included with this Form 10-K.

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

(4)
The three named directors noted in the above table received restricted stock awards in November 2005 and March 2007 and 2008. Such restricted stock awards vest in equal annual installments over a five year period. The amount of dividends paid in 2008 to Messrs. Reade, Waltman and Waldron on the unvested portion of the restricted stock award was $6,000, $6,600, and $6,600, respectively. These amounts are included in the above table under all other compensation.

(5)
On March 6, 2008, the Company granted restricted stock awards for services rendered and to be rendered of 10,000 shares to each of our directors Howard Waltman, Mark Waldron and K. Deane Reade, Jr. All of the aforementioned shares were granted at a price of $3.05 per share and shall vest in five equal annual amounts commencing March 6, 2009 and the non-vested portion is subject to forfeiture in the event that the holder is no longer serving as an officer or director of the Company, subject to the Board’s right to waive this forfeiture provision.

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

The amounts shown as stock award expense represent the amortization of compensation expense related to such restricted awards shares for the year ended December 31, 2008.

(6)
On July 30, 2008, we received $1,130,890 from a private placement of 665,231 Units at an offering price of $1.70 per Unit to 15 investors. Each Unit consisted of one share of Common Stock and a Warrant to purchase .6 share of Common Stock at an exercise price of $1.75 per whole share. The Warrants expire at the close of business on July 31, 2013 and are exercisable at any time from the date of issuance to the expiration date. Of the 665,229 Units, 533,825 Units (equivalent to $907,503) were purchased by our officers and directors. The Company recorded a non-cash compensation expense of $93,937 as determined by the Black Scholes Valuation Model since the Warrants were issued below the Black Scholes valuation price per share. The portion of the compensation expense that relates to the directors named in the table above is included in other compensation.

 The following table sets forth certain information concerning Warrants issued to directors in the private placement in 2008:

Name	Number of Warrants Purchased (1)	Number of Warrants Exercised (2)	Number of Warrants Unexercised (2)	Exercise Price	Expiration Date	2008 Compensation Expense (3)
K. Deane Reade, Jr.	21,176	-0-	21,176	$1.75	07/31/2013	$4,984
Howard Waltman and Family LLC	44,118	-0-	44,118	1.75	07/31/2013	$8,653
Mark Waldron	28,235	-0-	28,235	1.75	07/31/2013	$6,645

The foregoing table does not include warrants sold to officers and other investors as part of a private placement transaction of the Company’s securities, which transaction is described in footnote 10 to the Summary Compensation Table and in “Item 13.”

(1)	All Warrants were immediately exercisable.

(2)	Based upon number of Warrants exercised as of December 31, 2008, if any.

(3)
The amount reflects the non-cash compensation expense recorded by the Company in 2008 due to the issuance of the Warrants in a Private Placement to executive officers, directors and other investors, which were exercisable below the market value per share as determined by the Black Scholes value method.

2002 Employee and Consulting Compensation Plan

On April 1, 2002, the Company established an Employee Benefit and Consulting Compensation Plan (the “2002 Plan”) covering 325,000 shares, which was approved by stockholders on August 5, 2003. Since stockholder approval was not obtained by April 1, 2003, all outstanding Incentive Stock Options granted under the 2002 Plan became Non-Statutory Stock Options and no Incentive Stock Options could be thereafter granted under the 2002 Plan. On March 30, 2007, the Compensation Committee of the Board of Directors approved a 325,000 share increase in the number of shares covered by the Plan to 650,000 shares. As of March 16, 2009, there were 330,834 stock options outstanding under the 2002 Plan, 172,457 shares of common stock available for grant and 146,709 shares which have been issued pursuant to the 2002 Plan.

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

Awards

During 2008 and 2007, we granted 35,000 and 12,500 common stock options to employees of the Company at an exercise price of $2.15 and $3.05 per share, respectively. As of March 16, 2009, options to purchase a total of 146,709 common shares have been exercised under the Plan. Unless sooner terminated, the 2002 Plan will expire on March 31, 2012 and no awards may be granted after that date.

It is not possible to predict the individuals who will receive future awards under the 2002 Plan or the number of shares of Common Stock covered by any future award because such awards are wholly within the discretion of the Board. The table below contains information as of December 31, 2008 on the known benefits provided to certain persons and group of persons under the 2002 Plan. Such table does not include options that have been exercised.

	Number of Shares subject to Options	Range of exercise price ($) per Share	Value of unexercised options at Dec. 31 2008 (1)

Bruce J. Haber, Chief Executive Officer	-0-	$-0-	$-0-
Louis Buther, President	-0-	$-0-	$-0-
William M. McKay, Chief Financial Officer	108,000	$0.40	$691,200	(1)
Three Executive Officers as a group	108,000	$0.40	$691,200	(1)
Two non-employee Directors and two former Directors as a group	55,000	$0.40	$352,000	(1)
Non-Executive Officer Employees and Consultants	99,629	$0.40	$637,626	(1)

_________
(1)
Value is calculated by multiplying (a) the difference between the market value per share at December 31, 2008 and the option exercise price by (b) the number of shares of Common Stock underlying the number of vested options. The value of unexercised options as of December 31, 2008 was determined based on the closing price for our common stock of $6.80 per share.

Other 2001 Stock Option Plans

The Company has established two other stock option plans, neither of which have any material amount of shares authorized and/or outstanding under the Plan.

PRI Medical Deferred Contribution Plan

PRI Medical has adopted a defined contribution retirement plan, which qualifies under Section 401(k) of the Internal Revenue Code. This Plan covers substantially all employees with over one year of service. PRI Medical currently provides matching contributions of 6% of each participant’s deferral up to a maximum of 15% of eligible contributions. Except for PRI Medical’s 401(k) Plan, the Company has no other annuity, pension, or retirement benefits for its employees. For the years ended December 31, 2008 and 2007, the Company contributed matching contributions to the Plan of $13,746 and $13,167, respectively.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of March 16, 2009, the Company had outstanding 6,663,755 shares of Common Stock. The only persons of record who presently hold or are known to own (or believed by the Company to own) beneficially more than 5% of the outstanding shares of such class of stock is listed below. The following table also sets forth certain information as to holdings of the Company's Common Stock of all officers and directors individually, and all officers and directors as a group.

Name and Address of Beneficial Owner (1)	Number of Common Shares		Approximate Percentage
Officers and Directors

Mark Waldron 10939 Pendleton Street Sun Valley, CA 91352	546,768	(2)	8.2
Howard Waltman 140 Deerfield Tenafly, NJ 07670	163,824	(3)	2.4
William M. McKay 10939 Pendleton Street Sun Valley, CA 91352	272,302	(4)	4.0
Bruce J. Haber, c/o BJH Management, LLC 145 Huguenot Street, Suite 405 New Rochelle, NY 10801	1,664,772	(5)	25.0
Louis Buther 10939 Pendleton Street Sun Valley, CA 913521	755,542		11.3
K. Deane Reade, Jr. 605 Third Avenue New York, NY 10158	96,471	(6)	1.4
All current and proposed executive officers and directors as a group (six) persons	3,499,679	(7)	50.7
5% Stockholders
Arie Kanofsky 385 West John Street Hicksville, NY 11801	505,000		7.6
________________
(1)	All shares are directly owned, and the sole investment and voting power is held, by the persons named unless otherwise noted.
(2)	Includes options to purchase 93 shares.
(3)
Includes options/warrants owned by him to purchase 97,059 shares. This table excludes 300,597 shares and warrants to purchase 22,059 shares owned by members of his family in the name of THW Group LLC. Mr. Waltman no longer exercises voting and investment control over this company.

(4)	Includes options to purchase 118,000 shares.
(5)
Mr. Bruce J. Haber directly owns 315,067 shares of the Company’s Common Stock. His wife, Michela I. Haber, is the trustee over two family trusts which beneficially own an aggregate of 1,349,605shares which are included in the table above even though he disclaims beneficial ownership of such 1,349,605 shares. Mr. Haber also holds irrevocable proxies to vote an aggregate of 282,337 shares of Common Stock until such shares are sold to an unaffiliated third party, which shares are not reflected in the table above.

(6)	Includes warrants to purchase 21,777 shares.
(7)	See footnotes (2) through (5) above.

The Company does not know of any arrangement or pledge of its securities by persons now considered in control of the Company that might result in a change of control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans.

The following summary information is as of March 16, 2009 and relates to our 2002 Stock Option Plan pursuant to which we have granted options to purchase our common stock:

	(a)	(b)	(c)
Plan category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)
Equity compensation Plans (2)	330,834	$0.90	172,457
____________________

(1)	Based upon 270,834 options exercisable at $0.40 per share, 15,500 at $4.65, 30,000 at $2.15, 12,500 options exercisable at $3.05 per share and 2,000 options exercisable at $8.00 per share.

The following summary information is as of March 16, 2009 and relates to our 2001 Stock Option Plan pursuant to which we have granted options to purchase our common stock:

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

The following summary information is as of March 16, 2009 and relates to our Stock Option Plans of PRI Medical which were assumed by Emergent and pursuant to which we have granted options to purchase our common stock:

	(a)	(b)	(c)
Plan category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)
Equity compensation Plans (2)	729	$28.12	-0-
____________________

(1)	Based upon 724 options exercisable at $27.20 per share and 5 options exercisable at $162.00 per share.

(2)	The Board of Directors of Emergent does not intend to grant additional options under the old PRI Medical Plans.

Item 13.  Certain Relationships, Related Transactions and Director Independence.

On July 30, 2008, we received $1,130,890 from the sale of 665,229 Units at an offering price of $1.70 per Unit to 15 investors. Each Unit consisted of one share of Common Stock and a Warrant to purchase 0.6 shares of Common Stock at an exercise price of $1.75 per whole share. The Warrants expire at the close of business on July 31, 2013. Exemption is claimed for the sale of these restricted securities pursuant to Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

Of the 665,229 Units, 533,825 Units (equivalent to $907,503) were purchased by our officers and directors.  In this respect, the following officers and directors purchased Units in the private placement offering:  Mark Waldron (47,059 Units), K. Deane Reade, Jr. (35,294 Units), Bruce J. Haber Grantor Retained Annuity Trust (176,471 Units), Howard & Theodora Waltman TIC (36,765 Units), The THW Group, LP (a trust for the benefit of the family of Howard Waltman) (36,765 Units), William M. McKay (25,000 Units), Louis Buther (58,824 Units), and Bruce J. Haber (117,647 Units).

Except as otherwise described above and in Items 1,7, 8, 11 and 12 of this Form 10-K, there have been no reportable transactions with the Company’s officers, directors and/or affiliated persons required to be disclosed pursuant to Item 404 of Regulation S-B.

Director Independence

For a description of the definition of “independent director,” “financial expert,” and management’s identification of independent directors, see Item 10 under “Audit Committee.”

Item 14.  Principal Accountant Fees and Services.

Audit Fees

For the fiscal year ended December 31, 2008 and 2007, the aggregate fees billed for professional  services  rendered by Rose, Snyder & Jacobs (“independent auditors”) for the audit of the Company’s annual financial statements and the reviews of its financial statements included in the Company's quarterly reports and filings under the Securities Act of 1933 totaled approximately $108,200 and $87,500, respectively.

Financial Information Systems Design and Implementation Fees

For the fiscal years ended December 31, 2008 and 2007, there were no fees billed for professional services by the Company’s independent auditors rendered in connection with, directly or indirectly, operating or supervising the operation of its information system or managing its local area network.

All Other Fees

For the fiscal years ended December 31, 2008 and 2007, there were $25,650 and $21,400 fees paid or billed for preparation of corporate tax returns.

Audit Committee – Pre-Approval

All services provided to the Company by Rose, Snyder & Jacobs as detailed above, were pre-approved by the board of Directors and all work of said firm was performed solely by their permanent employees.

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-21, and are included as part of this Form 10-K as the financial statements of the Company for the years ended December 31, 2008 and 2007:

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Cash Flows
Consolidated Statement of Shareholders’ Equity
Notes to Consolidated Financial Statements

(b)                      Exhibits

Number	Exhibit Description
2.1	Agreement and Plan of Reorganization and Merger, dated as of January 23, 2001, among MRM Registrant and MRM Acquisition Inc. (1)
2.2	Agreement to transfer equity dated August 10, 2000. (3)
3.1	Articles of Incorporation of Registrant. (5)
3.2	Amendment to Articles of Incorporation. (5)
3.3	2003 Amendment to Articles of Incorporation. (9)
3.4	By-laws of Registrant. (5)
10.1	Consulting Agreement dated October 15, 2001 with BJH Management LLC. (4)
10.2	Stock Issuance Agreement dated December 30, 2002 with BJH Management LLC. (4)
10.3	Employment Agreement dated December 30, 2002 with Bruce J. Haber. (4)
10.4	Employment Agreement dated December 30, 2002 with Louis Buther. (4)
10.5	Engagement Letter – William M. McKay (4)
10.6	Consulting Agreement dated February3, 2003 – Richard Whitman (6)
10.7	Reps, Medical Resources Financial, Inc. and Emergent Group Inc. (13)
10.8	Asset Purchase Agreement – Advantage Medical Services, LLC and Non-Competitive, Non-disclosure and Non-Solicitation Agreement (10)
10.9	Accounts Receivable Purchase Agreement executed May 25, 2005 by and among Access Capital, EGI and EGI’s wholly-owned subsidiary, PRI Medical Technologies, Inc. (11)
10.10	May 2005 Letter Agreement by and among EGI and the limited guarantors, Bruce J. Haber, Mark Waldron, William M. McKay and Louis Buther (11)
10.11	May 2005 Amendment to Employment Contract of Bruce Haber (11)
10.12	May 2005 Amendment of Employment Contract of Louis Buther (11)
10.13	Services Agreement dated July 1, 2006 with BJH Management LLC (14)
10.14	July 1, 2006 Amendment to Employment Contract of Louis Buther (14)
10.15	Facility Lease – Sun Valley, California (12)
10.16	Amendment to Exhibit 10.13 (12)
10.17	March 2007 Amendment to Exhibit 10.4 (12)
10.18	Credit Agreement with City National Bank effective June 23, 2008 (16)
10.19	Asset Purchase Agreement to purchase the Surgical Division of PhotoMedex, Inc. (17)
10.20	Amendment to City National Bank Line of Credit (18)
10.21	Audit Committee Charter effective November 10, 2008 (15)
11.1	Statement re: computation of per share earnings (see consolidated financial statements and notes thereto).
14.1	Code of Ethics (15)
21.1
Subsidiaries of Registrant listing the state or other jurisdiction of each subsidiary other than subsidiaries which would not constitute a significant subsidiary in Rule 1-02(w) of Regulation S-X. (15)

23.1	Consent of Rose, Snyder & Jacobs in connection with Form S-8 Registration Statement (15)
31(a)	Rule 13a-14(a) Certification – Chief Executive Officer (15)
31(b)	Rule 13a-14(a) Certification – Chief Financial Officer (15)
32(a)	Section 1350 Certification – Chief Executive Officer (15)
32(b)	Section 1350 Certification – Chief Financial Officer (15)
99.1	2002 Stock Option Plan. (4)
99.2	2001 Stock Option Plan. (4)
99.3	March 23, 2004 amendment to 2002 Stock Option Plan, subject to stockholder approval (10)
_________

(1)	Filed as an exhibit to the Registrant's Current Report on Form 8-K, dated January 29, 2001, and incorporated herein by reference.
(1)	Filed as an exhibit to the Registrant’s Form 10-K for its fiscal year ended December 31, 2000.
(2)	Incorporated by reference to the Registrant’s Form 8-K – August 31, 2000 (date of earliest event).
(3)	Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended December 31, 2001.
(4)	Incorporated by reference to the Registrant’s Form S-4 Registration Statement filed May 8, 2001.
(6)	Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended December 31, 2002.
(7)	Incorporated by reference to Registrant’s Form 10-KSB for its fiscal year ended December 31, 2003.
(8)	Incorporated by reference to the Registrant’s Form 8-K – June 27, 2003 (date of earliest event).
(9)	Incorporated by reference to the Registrant’s Form 10-QSB for its quarter ended September 30,
2003.
(10)	Incorporated by reference to the Registrant’s Form 10-QSB for its quarter ended September 30, 2005.
(11)	Incorporated by reference to the Registrant’s Form 10-QSB for its quarter ended June 30, 2005.
(12)	Incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2006.
(13)	Incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004.
(14)	Incorporated by reference to the Registrant’s Form 8-K, dated July 1, 2006.
(15)	Filed herewith.
(16)	Incorporated by reference to the Registrant’s Form 8-K – date of earliest event reported – June 23, 2008.
(17)	Incorporated by reference to the Registrant’s Form 8-K – date of earliest event reported– August 1, 2008.
(18)	Incorporated by reference to the Registrant’s Form 8-K – date of earliest event reported– August 8, 2008.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERGENT GROUP INC.

Dated: New Rochelle, New York	By:	/s/ Bruce J. Haber
March 24, 2009		Bruce J. Haber, Chairman of the
Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Bruce J. Haber Bruce J. Haber	Chairman of the Board and Chief Executive Officer	March 24, 2009
/s/ William M. McKay William M. McKay	Chief Financial Officer, Secretary and Treasurer	March 24, 2009
/s/ Mark Waldron Mark Waldron	Director	March 24, 2009
/s/ Howard Waltman Howard Waltman	Director	March 24, 2009
/s/ K. Deane Reade, Jr K. Deane Reade, Jr.	Director	March 24, 2009

Bruce J. Haber, Mark Waldron, Howard Waltman and K. Deane Reade, Jr. represent all the current members of the Board of Directors.