Form 10-K/A
period 2008-12-31
EMERGENT GROUP INC/NY
filed 2009-04-16
CIK 1021097

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____ to ___                                 Commission File Number:  1-34208

                  EMERGENT GROUP INC.
(Exact name of Registrant as specified in its charter)

Nevada	93-1215401
(State of jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10939 Pendleton Street Sun Valley, California	91352
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(818) 394-2800

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class                                                                Name of Each Exchange on which Registered
Common Stock, $.04 par value                                                                                     NYSE Alternext US LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act  Yes      No [X]

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

The aggregate market value of the Common Stock held by non-affiliates of approximately 3,020,000 shares of Common Stock as of March 26, 2009 was approximately $9,060,000 based on a closing sales price of $3.00 per share of Common Stock on June 30, 2008, the last business day of the Registrant’s most recently completed second quarter, as compared to approximately $26,968,600 based upon a closing sales price of $8.93 per share as of March 26, 2009.

The number of shares outstanding of the Registrant’s Common Stock (inclusive of book entry shares that are subject to vesting) as of March 26, 2009, was 6,663,755.

EXPLANATORY NOTE

This Form 10K/A is being filed to correct the cover page with respect to securities registered under Section 12(b) of the Exchange Act and to file a corrected accountant’s consent pertaining to previously filed Form S-8 Registration Statements.

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-21, and were included as part of the Form 10-K as the financial statements of the Company for the years ended December 31, 2008 and 2007:

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Cash Flows
Consolidated Statement of Shareholders’ Equity
Notes to Consolidated Financial Statements

(b)   Exhibits

Number	Exhibit Description
2.1	Agreement and Plan of Reorganization and Merger, dated as of January 23, 2001, among MRM Registrant and MRM Acquisition Inc. (1)
2.2	Agreement to transfer equity dated August 10, 2000. (3)
3.1	Articles of Incorporation of Registrant. (5)
3.2	Amendment to Articles of Incorporation. (5)
3.3	2003 Amendment to Articles of Incorporation. (9)
3.4	By-laws of Registrant. (5)
10.1	Consulting Agreement dated October 15, 2001 with BJH Management LLC. (4)
10.2	Stock Issuance Agreement dated December 30, 2002 with BJH Management LLC. (4)
10.3	Employment Agreement dated December 30, 2002 with Bruce J. Haber. (4)
10.4	Employment Agreement dated December 30, 2002 with Louis Buther. (4)
10.5	Engagement Letter – William M. McKay (4)
10.6	Consulting Agreement dated February 3, 2003 – Richard Whitman (6)
10.7
Extension and Modification Agreement, dated March 7, 2005, by and among U.S. Bank National Association, successor in interest to Santa Monica Bank, PRI Medical Technologies, Inc., Physiologic Reps, Medical Resources Financial, Inc. and Emergent Group Inc. (13)

10.8	Asset Purchase Agreement – Advantage Medical Services, LLC and Non-Competitive, Non-disclosure and Non-Solicitation Agreement (10)
10.9	Accounts Receivable Purchase Agreement executed May 25, 2005 by and among Access Capital, EGI and EGI’s wholly-owned subsidiary, PRI Medical Technologies, Inc. (11)
10.10	May 2005 Letter Agreement by and among EGI and the limited guarantors, Bruce J. Haber, Mark Waldron, William M. McKay and Louis Buther (11)
10.11	May 2005 Amendment to Employment Contract of Bruce Haber (11)
10.12	May 2005 Amendment of Employment Contract of Louis Buther (11)
10.13	Services Agreement dated July 1, 2006 with BJH Management LLC (14)
10.14	July 1, 2006 Amendment to Employment Contract of Louis Buther (14)
10.15	Facility Lease – Sun Valley, California (12)
10.16	Amendment to Exhibit 10.13 (12)
10.17	March 2007 Amendment to Exhibit 10.4 (12)
10.18	Credit Agreement with City National Bank effective June 23, 2008 (16)
10.19	Asset Purchase Agreement to purchase the Surgical Division of PhotoMedex, Inc. (17)
10.20	Amendment to City National Bank Line of Credit (18)
10.21	Audit Committee Charter effective November 10, 2008 (15)
11.1	Statement re: computation of per share earnings (see consolidated financial statements and notes thereto).
14.1	Code of Ethics (15)
21.1	Subsidiaries of Registrant listing the state or other jurisdiction of each subsidiary other than subsidiaries which would not constitute a significant subsidiary in Rule 1-02(w) of Regulation S-X. (15)
23.1	Consent of Rose, Snyder & Jacobs in connection with Form S-8 Registration Statement (19)
31(a)	Rule 13a-14(a) Certification – Chief Executive Officer (19)
31(b)	Rule 13a-14(a) Certification – Chief Financial Officer (19)
32(a)	Section 1350 Certification – Chief Executive Officer (19)
32(b)	Section 1350 Certification – Chief Financial Officer (19)
99.1	2002 Stock Option Plan. (4)
99.2	2001 Stock Option Plan. (4)
99.3	March 23, 2004 amendment to 2002 Stock Option Plan, subject to stockholder approval (10)

(1)	Filed as an exhibit to the Registrant's Current Report on Form 8-K, dated January 29, 2001, and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Form 10-K for its fiscal year ended December 31, 2000.
(3)	Incorporated by reference to the Registrant’s Form 8-K – August 31, 2000 (date of earliest event).
(4) .	Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended December 31, 2001
(5)	Incorporated by reference to the Registrant’s Form S-4 Registration Statement filed May 8, 2001.
(6)	Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended December 31, 2002.
(7)	Incorporated by reference to Registrant’s Form 10-KSB for its fiscal year ended December 31, 2003.
(8)	Incorporated by reference to the Registrant’s Form 8-K – June 27, 2003 (date of earliest event).
(9)	Incorporated by reference to the Registrant’s Form 10-QSB for its quarter ended September 30, 2003.
(10)	Incorporated by reference to the Registrant’s Form 10-QSB for its quarter ended September 30, 2005.
(11)	Incorporated by reference to the Registrant’s Form 10-QSB for its quarter ended June 30, 2005.
(12)	Incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2006.
(13)	Incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004.
(14)	Incorporated by reference to the Registrant’s Form 8-K, dated July 1, 2006.
(15)	Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended December 31, 2008.
(16)	Incorporated by reference to the Registrant’s Form 8-K – date of earliest event reported – June 23, 2008.
(17)	Incorporated by reference to the Registrant’s Form 8-K – date of earliest event reported– August 1, 2008.
(18)	Incorporated by reference to the Registrant’s Form 8-K – date of earliest event reported– August 8, 2008.
(19)	Filed herewith.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERGENT GROUP INC.

By:	/s/ Bruce J. Haber
Bruce J. Haber, Chairman of the
Board and Chief Executive Officer

Dated:  New Rochelle, New York
April 15, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Bruce J. Haber	Chairman of the Board	April 15, 2009
Bruce J. Haber	Chief Executive Officer

/s/ William M. McKay	Chief Financial Officer	April 15, 2009
William M. McKay	Secretary and Treasurer

/s/ Mark Waldron	Director	April 15, 2009
Mark Waldron

/s/ Howard Waltman	Director	April 15, 2009
Howard Waltman

/s/ K. Deane Reade, Jr	Director	April 15, 2009
K. Deane Reade, Jr

Bruce J. Haber, Mark Waldron, Howard Waltman and K. Deane Reade, Jr. represent all the current members of the Board of Directors.