Form 10-Q
period 2009-03-31
EMERGENT GROUP INC/NY
filed 2009-05-12
CIK 1021097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

___________________________________

FORM 10-Q
___________________________________

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2009

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
___________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the 12 preceding months (or such shorter period that the registrant was required to submit and post such file). Yes [ ]  No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

As of May 8, 2009, the registrant had a total of 6,717,577 shares of Common Stock outstanding.

EMERGENT GROUP INC.

FORM 10-Q Quarterly Report

Table of Contents

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
Emergent Group Inc. and Subsidiaries
 Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
ASSETS	(Unaudited)

Current assets
Cash	$2,537,989	$4,586,107
Accounts receivable, net of allowance for doubtful
accounts of $67,984 and $58,984	4,418,100	3,759,834
Inventory, net	885,651	837,143
Prepaid expenses	287,890	231,763
Deferred income taxes	986,000	986,000

Total current assets	9,115,630	10,400,847

Property and equipment, net of accumulated depreciation and
amortization of $7,749,112 and $7,247,482	5,857,494	6,070,228
Goodwill	1,120,058	1,120,058
Deferred income taxes	906,381	1,261,000
Other intangible assets, net of accumulated amortization of
$243,469 and $226,997	386,680	403,152
Deposits and other assets	81,545	84,934

Total assets	$17,467,788	$19,340,219

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Current portion of capital lease obligations	$1,881,898	$1,909,057
Dividends payable	-	1,989,750
Accounts payable	1,890,861	1,538,797
Accrued expenses and other liabilities	1,354,661	1,997,312
Total current liabilities	5,127,420	7,434,916

Capital lease obligations, net of current portion	3,037,258	3,344,820
Total liabilities	8,164,678	10,779,736

Commitments and contingencies, (Note 4)	-	-

Shareholders' equity
Preferred stock, $0.001 par value, non-voting 10,000,000
shares authorized, no shares issued and outstanding	-	-
Common stock, $0.04 par value, 100,000,000 shares authorized
6,662,831 and 6,631,576 shares issued and outstanding	266,510	265,260
Additional paid-in capital	16,278,039	16,235,368
Accumulated deficit	(7,937,374)	(8,636,575)

Total Emergent Group equity	8,607,175	7,864,053
Minority interest	695,935	696,430
Total shareholders' equity	9,303,110	8,560,483

Total liabilities and shareholders' equity	$17,467,788	$19,340,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

Emergent Group Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2009	2008

Revenue	$7,335,043	$4,504,289
Cost of goods sold	4,411,458	2,625,834

Gross profit	2,923,585	1,878,455

Selling, general, and administrative expenses	1,455,422	1,123,853

Income from operations	1,468,163	754,602

Other income (expense)
Interest expense, net	(88,486)	(62,432)
Gain on disposal of property and equipment	600	-
Other income, net	5,177	12,652

Total other income (expense)	(82,709)	(49,780)

Income before provision for income taxes
and minority interest	1,385,454	704,822
Provision for income taxes	(478,134)	(60,500)

Net income before minority interest	907,320	644,322

Minority interests in income of consolidated
limited liability companies	(208,120)	(212,422)

Net income	$699,200	$431,900

Basic earnings per share	$0.11	$0.08

Diluted earnings per share	$0.10	$0.07

Basic weighted average shares outstanding	6,657,849	5,650,498

Diluted weighted-average shares outstanding	7,036,959	5,912,217

    The accompanying notes are an integral part of these condensed consolidated financial statements.

Emergent Group Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Cash flows from operating activities
Net income	$699,200	$431,900
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	518,557	360,373
Amortization of finance fees	-	2,500
(Gain) loss on disposal of property and equipment and other	(600)	-
Provision for doubtful accounts	9,000	-
Minority interest in income	208,120	212,422
Stock-based compensation expense	43,920	29,775
Deferred income taxes	354,619	-
Other expense - noncash	4,708	-
(Increase) decrease in
Accounts receivable	(667,266)	21,384
Inventory	(48,508)	(39,848)
Prepaid expenses	(56,127)	(16,673)
Deposits and other assets	3,389	24,283
Increase (decrease) in
Accounts payable	343,930	173,742
Accrued expenses and other liabilities	(642,651)	(577,473)

Net cash provided by operating activities	770,291	622,385

Cash flows from investing activities
Purchase of property and equipment	(132,649)	(52,052)
Cash paid to members of limited liability companies	(280,823)	(213,416)
Contributions from new members to limited liability companies	67,500	52,500
Proceeds from the sale of property and equipment	600	-

Net cash used in investing activities	(345,372)	(212,968)

Cash flows from financing activities
Payments on capital lease obligations	(483,287)	(284,604)
Payments on dividends declared	(1,989,750)	(1,686,095)
Borrowings under line of credit	-	4,500,000
Repayments on line of credit	-	(4,500,000)
Payments on notes payable, net	-	(25,222)
Proceeds from equipment refinancing	-	75,000

Net cash used in financing activities	(2,473,037)	(1,920,921)

Net decrease in cash	(2,048,118)	(1,511,504)

Cash, beginning of period	4,586,107	3,043,654

Cash, end of period	$2,537,989	$1,532,150

Supplemental disclosures of cash flow information:
Interest paid	$93,223	$71,814

Income taxes paid	$183,450	$174,031

Supplemental schedule of noncash investing and financing activities:

During the three months ended March 31, 2009 and 2008, the Company incurred capital lease obligations of $148,566 and $150,000, respectively, for medical equipment.
In addition, equipment purchases of $295,700 are included in accounts payable in the accompanying balance sheet as of March 31, 2009 for which the Company is arranging lease financing
.

       The accompanying notes are an integral part of these condensed consolidated financial statements.

EMERGENT GROUP INC and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 and 2008

1.	BUSINESS

Emergent Group Inc. (“Emergent”) is the parent company of PRI Medical Technologies, Inc. (“PRI Medical”), its wholly owned subsidiary. Emergent and PRI Medical are referred to collectively hereinafter as the “Company.” PRI Medical provides mobile laser/surgical services, along with technical support, on a per procedure basis to hospitals, out-patient surgery centers, and physicians' offices.

As further discussed herein, on August 8, 2008 the Company acquired the assets of the Surgical Services Division (the “Services Division”) of PhotoMedex, Inc. The operating results for the three months ended March 31, 2009 include the results of operations for the Services Division. In addition, unaudited pro forma information is presented in Note 7 below for 2008 assuming that the acquisition of assets had occurred on the dates stated therein.

2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Emergent have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the periods presented.

The results of operations presented for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

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

Stock-Based Compensation

Compensation costs related to stock options are determined in accordance with SFAS No. 123R, “Share-Based Payments”, using the modified prospective method. Under this method, compensation cost recognized during the quarters ended March 31, 2009 and 2008 includes compensation cost for all share-based payments granted prior to but not yet vested as of January 1, 2006, and all grants subsequent to that date, based on the grant date fair value, which is amortized over the remaining vesting period for such options. During March 2009 we issued 15,500 stock options to various employees. Such options generally vest in equal installments over five years and unvested options are subject to forfeiture should the respective employee leave the company. Compensation costs related to total stock options outstanding for the three months ended March 31, 2009 and 2008 were $3,263 and $2,996, respectively.

The 2002 Employee Benefit and Consulting Services Compensation Plan (the “2002 Plan”) was adopted in 2002 for the purpose of providing incentives to key employees, officers, and consultants of the Company who provide significant services to the Company. As of March 31, 2009, there are 650,000 common shares authorized for grant under the 2002 Plan. Options will not be granted for a term of more than ten years from the date of grant. Generally, options will vest evenly over a period of five years, and the 2002 Plan expires in March 2012. Incentive stock options granted under the 2002 Plan are non-statutory stock options. As of March 31, 2009, the number of shares reserved for future awards was 164,256.

A summary of the Company's outstanding options and activity is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2009	336,639	$1.59

Options Granted	15,500	$4.65
Options Canceled	(4,403)	$2.15
Options Exercised	(8,701)	$0.40

Outstanding at March 31, 2009	339,035	$1.76

Exercisable at March 31, 2009	272,206	$1.59

The weighted-average remaining contractual life of the options outstanding at March 31, 2009 is 4.98 years. The exercise prices for the options outstanding at March 31, 2009 ranged from $0.40 to $162.00, and information relating to these options is as follows:

			Weighted	Weighted
			Average	Average	Average	Average
Weighted-	Weighted		Remaining	Remaining	Exercise	Exercise
Range of	Stock	Stock	Contractual	Contractual	Price of	Price of
Exercise	Options	Options	Life of Options	Life of Options	Options	Options
Prices	Oustanding	Exercisable	Outstanding	Exercisable	Outstanding	Exercisable

$0.40	270,834	254,704	4.13 years	4.02 years	$0.40	$0.40
$2.15 - 8.00	60,597	9,898	9.09 years	7.46 years	$3.17	$3.68
$20.00 - 51.00	7,599	7,599	2.32 years	2.32 years	$38.78	$38.78
$162.00	5	5	0.15 years	0.15 years	$162.00	$162.00

$0.40 - 162.00	339,035	272,206	4.98 years	4.11 years	$1.76	$1.59

As of March 31, 2009, the total unrecognized compensation cost related to unvested stock options was $26,661, which is to be recognized over a remaining weighted average vesting period of approximately 3.36 years

		Weighted
		Average		Weighted
		Remaining	Weighted	Average
	Number	Vesting Life	Average	Grant Date
	Outstanding	(in years)	Exercise Price	Fair Value

Non Vested, December 31, 2008	64,411	2.93	$1.76	$0.34
Granted	15,500		$4.65	$0.54
Forfeited	(5,000)		$2.15	$0.15
Vested	(8,083)		$0.40	$0.28
Non Vested, March 31, 2009	66,828	3.39	$2.57	$0.40

In addition to options granted under the 2002 Plan, as of March 31, 2009, we have 355,909 restricted award shares issued and outstanding outside of the 2002 Plan, of which 128,100 are fully vested. We issued 105,000 restricted award shares to executive officers and directors in March 2008. No restricted award shares were issued during the quarter ended March 31, 2009; however, 53,500 award shares were issued in April 2009 pursuant to our 2002 Plan. Award shares generally vest in equal installments over five years from the date of issuance. Such award shares are issued from time to time to executive officers, directors and employees of the Company. Non-vested award shares are subject to forfeiture in the event that the recipient is no longer employed by the Company at the time of vesting, subject to the Board’s right to waive the forfeiture provisions. Compensation expense related to such shares is determined as of the issuance date based on the fair value of the shares issued and is amortized over the related vesting period. Total fair value related to the award shares issued in March 2008 was $320,250. Compensation costs are amortized over the vesting period of five years. Compensation expense related to outstanding restricted award shares was $40,657 and $26,780 for the three months ended March 31, 2009 and 2008, respectively.

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

	Three Months Ended March 31,
	2009	2008

Numerator -
Net income attributable to common
shareholders	$699,200	$431,900
Denominator -
Weighted-average number of common
shares outstanding during the period	6,657,849	5,650,498
Dilutive effect of stock options and warrants	379,110	261,719
Common stock and common stock
equivalents used for diluted earnings per share	7,036,959	5,912,217

Recent Accounting Pronounments
In March 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about a company's derivative and hedging activities. These enhanced disclosures will discuss (a) how and why a company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect a company's financial position, results of operations and cash flows. SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008, with earlier adoption allowed. The adoption of this accounting pronouncement did not have a material effect on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of this accounting pronouncement did not have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this accounting pronouncement did not have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115, which is effective for in fiscal years beginning after July 1, 2008. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The adoption of this accounting pronouncement did not have a material effect on our consolidated financial statements.

3.           DEBT OBLIGATIONS

The Company entered into a new credit agreement (the “Agreement”) with a bank in June 2008, which was amended in August 2008. The Agreement, as amended, provides for a line of credit of $1.5 million and is collateralized by substantially all assets of the Company. Advances under the Agreement bear interest at the prime rate, plus one-half of one percent (3.75% as of March 31, 2009), with interest payable monthly. Subject to the terms of the Agreement, the Company may request and repay advances from time to time through the expiration date. The Agreement includes certain financial covenants that must be met including a covenant that for a period of not less than thirty (30) consecutive days during the loan term, that no loan amount will be outstanding under the Agreement. The Agreement expires on August 3, 2009. As of March 31, 2009 the Company was in compliance with the terms of its revolving credit agreement and no amounts have been drawn under this facility.

In connection with the acquisition of the Services Division, we entered into an equipment lease financing loan with a bank for $1,750,000. The equipment lease is collaterialized by the acquired assets and other unencumbered assets of the Company and provides for monthly payments of principal and interest of $46,378 commencing on September 1, 2008 over 42 months, with interest at 6.4%. The lease financing agreement also requires Emergent to meet certain financial covenants over the loan term. As of March 31, 2009 the Company was in compliance with terms of this loan agreement.

The Company incurred total net interest expense of $88,486 and $62,432 for the three months ended March 31, 2009 and 2008, respectively.

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

Plaintiff’s complaint against the Defendants named above is a civil lawsuit, which was signed by the clerk on February 2, 2005. This action is brought in the United States District Court, Southern District of New York by Plaintiff against the Company, a former director, Daniel Yun, and other parties to recover money damages for alleged fraud, negligent misrepresentations and aiding and abetting fraud. The Amended Complaint alleges that the factual basis involving the action against the Company involves alleged false representations to Plaintiff to induce him to leave his then employment in 2001 and accept the Company’s and another named Defendant’s alleged offer of employment. Plaintiff seeks compensatory damages and punitive damages each in the amount of not less than $2,100,000 together with interest thereon, reasonable attorneys’ fees and other specific relief against Defendants other than the Company. Management has denied the Plaintiff’s allegations against the Company and intends to vigorously defend this lawsuit. During the quarter ended March 31, 2009 there were no material developments in this matter.

5.	RELATED PARTY TRANSACTIONS

Transactions with BJH Management
The services of the Company’s Chairman and Chief Executive Officer are contracted through BJH Management for a monthly fee of $15,167. In March 2007, the services agreement with BJH Management was extended to June 30, 2010.

The Company’s Chairman and Chief Executive Officer maintains his primary office in New York. In this regard, the Company reimbursed BJH Management, LLC (“BJH”), a company owned by the Company’s Chairman and Chief Executive Officer, for office rent and other reimbursable expenses totaling $16,580 and $9,817 for the three months ended March 31, 2009 and 2008, respectively.

6.           LIMITED LIABILITY COMPANIES

In connection with expanding its business, PRI Medical participates with others in the formation of Limited Liability Companies (“LLCs”) in which it will acquire either a minority or majority interest and the remaining interests are held by other investors. These LLCs acquire certain medical equipment for use in their respective business activities which generally focus on surgical procedures. As of March 31, 2009, PRI Medical holds interests in twelve LLCs in Colorado and California. During 2009 and 2008 we participated in the formation of six LLCs. Such LLCs acquired medical equipment for rental purposes under equipment financing leases. The third party investors in each respective LLC generally provide the lease financing company with individual proportionate lease guarantees based on their respective ownership percentages in the LLCs. In addition, PRI Medical will provide such financing companies with its corporate guarantee based on its respective ownership interest in each LLC. In certain instances, PRI Medical has provided such financing companies with an overall corporate guarantee in connection with equipment financing transactions. In such instances, the individual investors in each respective LLC will generally indemnify PRI Medical against losses, if any, incurred in connection with its corporate guarantee.

7.           ACQUISITION OF THE ASSETS OF THE SERVICES DIVISION OF PHOTOMEDEX, INC.

On August 2, 2008, the Company entered into an agreement to acquire the assets of the Surgical Services Division (the “Services Division”) of PhotoMedex, Inc. The Services Division provides mobile laser services in 11 Northeast, Middle Atlantic and Southeast states, serving 18 individual local markets, expanding PRI’s geographic coverage to a total of 16 states. Revenues of the Services Division were $7,667,000 for the year ended December 31, 2007. The purchase price for the Services Division was approximately $3,149,735, subject to certain post closing adjustments, plus closing costs. The acquisition was closed on August 8, 2008, at which time the purchase price was paid by the Company through borrowings from a bank of $1,750,000 under a fully amortizing capital equipment lease arrangement, which is collateralized by the acquired assets and other unencumbered assets of the Company, the proceeds from the private sale of our restricted Common Stock as discussed below, with the balance paid from existing cash.

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

Unaudited Pro Forma Results of Operations for the Three Months Ended March 31, 2008

The historical operating results for the Company include the operating results for the Services Division from January 1, 2009 to March 31, 2009. Presented below are the summarized pro forma operating results and earnings per share for the Company assuming that the acquisition of assets of the Services Division had been completed on January 1, 2008.

Pro Forma Results of Operations
Three Months
Ended
March 31,
2008

Pro forma revenue	$6,404,028

Pro forma income from operations	$825,246

Pro forma net income	$474,378

Pro forma basic earnings per share	$0.08

Pro forma diluted earnings per share	$0.07

The unaudited pro forma condensed results of operations for 2008 include pro forma adjustments to adjust depreciation and amortization expense based on asset values and related depreciation and amortization periods ascribed by the Company, interest expense incurred in connection with acquisition financing, certain acquisition related costs, and the estimated impact on state taxes related to the income of the Services Division. In connection with the acquisition transaction, Emergent raised additional capital through the private placement of its Common Stock and the issuance of Warrants to purchase Common Stock in July 2008. The pro forma common and fully diluted shares outstanding assume completion of this transaction on January 1, 2008 and include the effects of this transaction in its basic and fully diluted shares outstanding. The issuance of the Warrants resulted in compensation expense of $93,937, which is also included in the pro forma adjustments for 2008.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information contained in this Form 10-Q and documents incorporated herein by reference are intended to update the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and such information presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and other information contained in such Form 10-K and other Company filings with the Securities and Exchange Commission (“SEC”).

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, and actual results could be significantly different than those discussed in this Form 10-Q. Certain statements contained in Management's Discussion and Analysis, particularly in "Liquidity and Capital Resources," and elsewhere in this Form 10-Q are forward-looking statements. These statements discuss, among other things, expected growth, future revenues and future performance. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. The forward-looking statements are subject to risks and uncertainties including, without limitation, the following: (a) changes in levels of competition from current competitors and potential new competition, (b) possible loss of significant customer(s), (c) the Company’s ability to effectively integrate into its operations the recently acquired assets and customers of the Surgical Services Division of PhotoMedex, Inc., as discussed elsewhere in this Form 10-Q, and its ability to integrate new and changing medical technologies into to its product and service offerings, (d) the risk of equipment vendors not making their equipment and technologies available to equipment rental and service companies such as ours, (e) the Company’s ability to meet the terms and conditions of its debt and lease obligations, (f) the potential impact of new government rules and regulations could have a material adverse affect on our results of our operations, and (g) changes in availability or terms of working capital financing from vendors and lending institutions. The foregoing should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us. All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company on the date thereof, and the Company assumes no obligation to update any forward-looking statements.

Overview

Emergent Group Inc. (“Emergent”) is the parent company of PRI Medical Technologies, Inc. (“PRI Medical”), its wholly owned subsidiary. Emergent and PRI Medical are referred to collectively hereinafter as the “Company.” PRI Medical provides mobile laser/surgical services, along with technical support, on a per procedure basis to hospitals, out-patient surgery centers, and physicians' offices.

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

Unaudited Pro Forma Results for the Three Months Ended March 31, 2008

The historical operating results for the Company include the operating results for the Services Division from January 1, 2009 to March 31, 2009. Presented below are the summarized pro forma operating results and earnings per share for the Company assuming that the acquisition of assets of the Services Division had been completed on January 1, 2008.

Pro Forma Results of Operations
Three Months
Ended
March 31,
2008

Pro forma revenue	$6,404,028

Pro forma income from operations	$825,246

Pro forma net income	$474,378

Pro forma basic earnings per share	$0.08

Pro forma diluted earnings per share	$0.07

The unaudited pro forma condensed results of operations for 2008 include pro forma adjustments to adjust depreciation and amortization expense based on asset values and related depreciation and amortization periods ascribed by the Company, interest expense incurred in connection with acquisition financing, certain acquisition related costs, and the estimated impact on state taxes related to the income of the Services Division. In connection with the acquisition transaction Emergent raised additional capital through the private placement of its Common Stock and the issuance of Warrants to purchase Common Stock in July 2008. The pro forma common and fully diluted shares outstanding assume completion of this transaction on January 1, 2008 and include the effects of this transaction in its basic and fully diluted shares outstanding. The issuance of the Warrants resulted in compensation expense of $93,937, which is also included in the pro forma adjustments for 2008.

The unaudited pro forma results for 2008 are not necessarily indicative of what actual results would have resulted had the acquisition transaction described herein occurred on the dates stated above nor do they purport to indicate the results of future operations of Emergent and the Services Division acquired from PhotoMedex, Inc. Furthermore, no effect has been given in the unaudited pro forma condensed statements of income for synergistic benefits that may be realized from the acquisition of the Services Division or costs that may be incurred in integrating operations. The unaudited condensed pro forma combined statements of income as presented herein should be read in conjunction with the accompanying notes, the historical financial statements and notes to the financial statements of Emergent set forth in Emergent’s periodic and current reports filed with the Securities and Exchange Commission and the carve-out audited and unaudited financial statements and notes of the Services Division as previously filed in Form 8-K.

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

Results of Operations

The following table sets forth certain selected unaudited condensed consolidated statements of income data for the periods indicated in dollars and as a percentage of total revenues. The following discussions relate to our results of operations for the periods noted, which include the results of operations for the Services Division acquired on August 8, 2008, as discussed herein, for the period from January 1, 2009 to March 31, 2009. The results of operations for the periods noted are not necessarily indicative of the results expected for any other interim period or any future fiscal year. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Three Months Ended
	March 31,
	2009	%	2008	%

Revenue	$7,335,043	100%	$4,504,289	100%
Cost of goods sold	4,411,458	60%	2,625,834	58%

Gross profit	2,923,585	40%	1,878,455	42%

Selling, general, and administrative expenses	1,455,422	20%	1,123,853	25%

Income from operations	1,468,163	20%	754,602	17%

Other income (expense)	(82,709)	-1%	(49,780)	-1%

Income before provision for income
taxes and minority interest	1,385,454	19%	704,822	16%
Provision for income taxes	(478,134)	-7%	(60,500)	-1%

Net income before minority interest	907,320	12%	644,322	15%

Minority interest in income of consolidated
limited liability companies	(208,120)	-3%	(212,422)	-5%
Net income	$699,200	9%	$431,900	10%

Comparison of the Three Months Ended March 31, 2009 to March 31, 2008

The Company generated revenues of $7,335,043 in 2009 compared to $4,504,289 in 2008. The increase in revenues in 2009 of $2,830,754, or 63% is primarily related to an increase in revenues from our surgical procedures from the inclusion of revenues related to the Services Division, which we acquired in August 2008.

Cost of goods sold was $4,411,458 in 2009 or 60% of revenues, compared to $2,625,834 or 58% of revenues for 2008. Costs of goods sold primarily consist of payroll costs and related expenses for technicians, cost of disposables consumed, depreciation and amortization related to equipment, insurance costs and other operating costs incurred in rendering mobile medical equipment and technician services. The overall increase in cost of goods sold of $1,785,624 or 68% for 2009 is due to the inclusion of costs for the Services Division, which we acquired in August 2008 as well as increases in disposable costs, payroll and related costs, depreciation and amortization expenses and to increases in equipment maintenance costs. Disposable costs increased due to increased sales volume, payroll and payroll related costs increased due to an increase in the number of employees, depreciation and amortization expense increased due to equipment purchases in 2009 and 2008. The net change in other cost categories included in cost of goods sold remained relatively consistent in 2009 compared to 2008.

Gross profit from operations was $2,923,585 in 2009, compared to $1,878,455 in 2008. Gross profit as a percentage of revenues was 40% for 2009 compared to 42% for 2008. Gross margins after disposable costs will vary depending on the type of surgical procedure performed due to the fact that certain procedures require more expensive disposable items. In addition, gross margin rates will vary from period to period depending upon other factors including pricing considerations, and equipment and technician utilization rates. The gross margin for 2009 is not necessarily indicative of the margins that may be realized in future periods.

Selling, general, and administrative expenses were $1,455,422 or 20% of revenues for 2009 and $1,123,853 or 25% of revenues for 2008. Such costs include, among others, payroll and related expenses, insurance costs and occupancy costs. The increase in selling, general and administrative expenses of $331,569 in 2009 is primarily related to increases in performance-based incentive compensation and to increases in sales management and other payroll related expenses.

Other income (expense) was $(82,709) in 2009 compared to $(49,780) in 2008. Other income (expense) includes interest income and expense, gains and losses on disposal of property and equipment, and other miscellaneous income and expense items. The net increase in other expense of $32,929 is primarily related to an increase in net interest expense of $26,054 and a decrease in other income of $7,475. The net increase in interest expense relates to new equipment leases entered into during 2008, including the equipment financing lease incurred in connection with the acquisition of the Services Division in August 2008. Other income decreased due to lower miscellaneous income items in 2009 compared to 2008.

The minority interest (ownership interests held by third-parties) in net income of limited liability companies was $208,120 in 2009 compared to $212,422 in 2008. In 2009 and 2008, we held ownership interests in twelve and eleven entities, respectively. The decrease in the minority interest in income for 2009 is related to lower earnings in certain of the LLCs. As of March 31, 2009 and 2008, in accordance with the Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities”, the Company accounted for its equity investments in entities in which it holds a minority interest under the full consolidation method. See “Limited Liability Companies” above.

Net income was $699,200 in 2009 compared to $431,900 in 2008. Provision for income taxes was $478,134 in 2009 as compared to $60,500 in 2008. During the fourth quarter of 2008 we recognized deferred tax benefits of $1,331,512 related to operating losses from prior years. As required by SFAS 109, we did not reverse the valuation allowance until it was “more likely than not” that the tax asset would be realized. The provision for income taxes of $478,134 as of March 31, 2009 is related to the recognition of such deferred tax benefits as of December 31, 2008 and is comprised of federal and state taxes and Alternative Minimum Taxes (AMT). The Company has net operating loss carryforwards of approximately $7.6 million for federal tax purposes. Basic net income per share for 2009 and 2008 was $0.11 and $0.08, respectively, while fully diluted net income per share for 2009 and 2008 was $0.10 and $0.07, respectively. Basic and fully diluted weighted average shares outstanding for 2009 were 6,657,849 and 7,036,959, respectively, and 5,650,498 and 5,912,217 for 2008, respectively.

Liquidity and Capital Resources

The Company entered into a new credit agreement (the “Agreement”) with a bank in June 2008, which was amended in August 2008. The Agreement, as amended, provides for a line of credit of $1.5 million and is collateralized by substantially all assets of the Company. Advances under the Agreement bear interest at the prime rate, plus one-half of one percent (3.75% as of March 31, 2009), with interest payable monthly. Subject to the terms of the Agreement, the Company may request and repay advances from time to time through the expiration date. The Agreement includes certain financial covenants that must be met including a covenant that for a period of not less than thirty (30) consecutive days during the loan term, that no loan amount will be outstanding under the Agreement. The Agreement expires on August 3, 2009. As of May 7, 2009, the Company was in compliance with the terms of its revolving credit agreement and no amounts have been drawn under this facility.

In connection with the acquisition of the Services Division, we entered into an equipment lease financing loan with a bank for $1,750,000. The equipment lease is collaterialized by the acquired assets and other unencumbered assets of the Company and provides for monthly payments of principal and interest of $46,378 commencing on September 1, 2008 over 42 months, with interest at 6.4%. The lease financing agreement also requires Emergent to meet certain financial covenants over the loan term. As of May 7, 2009 the Company was in compliance with such financial covenants.

The Company had cash and cash equivalents of $2,537,989 at March 31, 2009. Cash provided by operating activities for the three months ended March 31, 2009 was $770,291. Cash generated from operations includes net income of $699,200, depreciation and amortization of $518,557, deferred income taxes of $354,619, minority interest in net income of $208,120, stock-based compensation of $43,920, an increase in provision for doubtful accounts of $9,000, increases in accounts payable and deposits and other assets of $343,930 and $3,389, respectively; offset by increases in accounts receivable, inventory and prepaid expenses of $667,266; $48,508 and $56,127, respectively, and a decrease in accrued expenses and other liabilities of $642,651. Cash used in investing activities was $345,372 and consisted of the purchase of property and equipment of $132,649, cash distributions of $280,823 to members of limited liability companies, offset by contributions from new members to limited liability companies of $67,500 and proceeds from the sale of equipment of $600. Cash used for financing activities was $2,473,037 and consisted of payment of dividends on common stock of $1,989,750, and payments of $483,287 on lease obligations.

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

None.

Item 3.                Defaults Upon Senior Securities

None.

Item 4.                Submissions of Matters to a Vote of Security Holders

In the first  quarter ended March 31, 2009 there were no matters submitted to a vote of security holders.

Item 5.                Other Information

Item 6.                Exhibits

Except for the exhibits listed below, other required exhibits have been previously filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

Number Exhibit	Description
11.1	Statement re: computation of earnings per share. See condensed consolidated statement of operations and notes thereto.

31(a)	Rule 13a-14(a) Certification – Chief Executive Officer *

31(b)	Rule 13a-14(a) Certification – Chief Financial Officer *

32(a)	Section 1350 Certification – Chief Executive Officer *

32(b)	Section 1350 Certification – Chief Financial Officer *

99.1	Press Release, dated May 6, 2009 Re: Quarterly Results*

__________________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERGENT GROUP INC.

Date: May 12, 2009	By:	/s/ Bruce J. Haber
Bruce J. Haber,
Chairman and Chief Executive Officer

Date: May 12, 2009	By:	/s/ William M. McKay
William M. McKay,
Chief Financial Officer and Secretary