Form 10-Q
period 2009-06-30
EMERGENT GROUP INC/NY
filed 2009-08-10
CIK 1021097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
___________________________________

FORM 10-Q
___________________________________

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2009

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
___________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the 12 preceding months (or such shorter period that the registrant was required to submit and post such file). Yes [ ]  No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

As of August 6, 2009, the registrant had a total of 6,746,506 shares of Common Stock outstanding.

EMERGENT GROUP INC.

FORM 10-Q Quarterly Report

Table of Contents

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Emergent Group Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
ASSETS	(Unaudited)

Current assets
Cash	$3,890,331	$4,586,107
Accounts receivable, net of allowance for doubtful
accounts of $73,434 and $58,984	4,329,541	3,759,834
Inventory, net	833,863	837,143
Prepaid expenses	358,835	231,763
Deferred income taxes	986,000	986,000
Total current assets	10,398,570	10,400,847

Property and equipment, net of accumulated depreciation and
amortization of $8,213,809 and $7,247,482	6,237,069	6,070,228
Goodwill	1,120,058	1,120,058
Deferred income taxes	478,881	1,261,000
Other intangible assets, net of accumulated amortization of
$260,065 and $226,997	377,584	403,152
Deposits and other assets	81,886	84,934
Total assets	$18,694,048	$19,340,219

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Current portion of capital lease obligations	$1,933,566	$1,909,057
Dividends payable	-	1,989,750
Accounts payable	1,973,129	1,538,797
Accrued expenses and other liabilities	1,564,934	1,997,312
Total current liabilities	5,471,629	7,434,916

Capital lease obligations, net of current portion	3,017,385	3,344,820
Total liabilities	8,489,014	10,779,736

Shareholders' equity
Preferred stock, $0.001 par value, non-voting 10,000,000
shares authorized, no shares issued and outstanding	-	-
Common stock, $0.04 par value, 100,000,000 shares authorized
6,741,054 and 6,631,576 shares issued and outstanding	269,639	265,260
Additional paid-in capital	16,339,098	16,235,368
Accumulated deficit	(7,068,311)	(8,636,575)
Total Emergent Group equity	9,540,426	7,864,053
Minority Interest	664,608	696,430
Total shareholders' equity	10,205,034	8,560,483
Total liabilities and shareholders' equity	$18,694,048	$19,340,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

Emergent Group Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenue	$7,788,765	$4,901,549	$15,123,808	$9,405,838
Cost of goods sold	4,625,102	2,690,183	9,036,560	5,316,017

Gross profit	3,163,663	2,211,366	6,087,248	4,089,821
Selling, general, and administrative expenses	1,496,742	1,131,241	2,952,164	2,255,094

Income from operations	1,666,921	1,080,125	3,135,084	1,834,727

Other income (expense)
Interest expense, net	(87,503)	(63,704)	(175,989)	(126,136)
Gain on disposal of property and equipment	1,950	28,937	2,550	28,937
Other income, net	25,083	11,472	30,260	24,124
Total other income (expense)	(60,470)	(23,295)	(143,179)	(73,075)

Income before provision for income taxes
and minority interest	1,606,451	1,056,830	2,991,905	1,761,652
Provision for income taxes	(573,500)	(75,000)	(1,051,634)	(135,500)
Income before minority interest	1,032,951	981,830	1,940,271	1,626,152

Minority interest in income of consolidated
limited liability companies	(163,887)	(270,462)	(372,007)	(482,884)
Net income	$869,064	$711,368	$1,568,264	$1,143,268
Basic earnings per share	$0.13	$0.12	$0.23	$0.20
Diluted earnings per share	$0.12	$0.12	$0.22	$0.19
Basic weighted-average shares outstanding	6,725,579	5,725,802	6,692,057	5,688,150
Diluted weighted-average shares outstanding	7,089,544	5,981,569	7,048,247	5,947,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

Emergent Group Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
	June 30,
	2009	2008

Cash flows from operating activities
Net income	$1,568,264	$1,143,268
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,051,508	718,511
Amortization of finance fees	-	4,167
Gain on disposal of property and equipment	(2,550)	(28,937)
Provision for doubtful accounts	14,450	3,000
Minority interest in income	372,007	482,884
Stock-based compensation expense	107,214	70,958
Deferred income taxes	782,119	-
Other expense - noncash	4,708	-
(Increase) decrease in
Accounts receivable	(583,264)	(154,519)
Inventory	3,280	(97,039)
Prepaid expenses	(127,072)	(40,889)
Deposits and other assets	(4,452)	25,387
Increase (decrease) in
Accounts payable	307,400	92,743
Accrued expenses and other liabilities	(432,378)	(414,744)
Net cash provided by operating activities	3,061,234	1,804,790

Cash flows from investing activities
Purchase of property and equipment	(411,821)	(235,777)
Cash paid to members of limited liability companies	(491,037)	(432,816)
Contributions from new members to limited liability companies	82,500	69,375
Proceeds from the sale of property and equipment	2,550	29,978
Net cash used in investing activities	(817,808)	(569,240)

Cash flows from financing activities
Payments on capital lease obligations	(984,192)	(585,224)
Payments on dividends declared	(1,989,750)	(1,686,095)
Borrowings under line of credit	-	8,172,638
Repayments on line of credit	-	(8,172,638)
Payments on notes payable	-	(50,444)
Proceeds from equipment refinancing	34,740	75,000
Net cash used in financing activities	(2,939,202)	(2,246,763)
Net decrease increase in cash	(695,776)	(1,011,213)
Cash, beginning of period	4,586,107	3,043,654
Cash, end of period	$3,890,331	$2,032,441

Supplemental disclosures of cash flow information:
Interest paid	$185,884	$139,723
Income taxes paid	$344,741	$243,231

Supplemental schedule of noncash investing and financing activities:
During the six months ended June 30, 2009 and 2008, the Company incurred capital lease obligations of $681,266 and $365,500 , respectively, for medical equipment. In addition, equipment purchases of $508,750 are included in accounts payable in the accompanying balance sheet as of June 30, 2009 for which the Company is arranging lease financing.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMERGENT GROUP INC and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2009 and 2008

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

As further discussed herein, on August 8, 2008 the Company acquired the assets of the Surgical Services Division (the “Services Division”) of PhotoMedex, Inc. The operating results for the three and six months ended June 30, 2009 include the results of operations for the Services Division. In addition, unaudited pro forma information is presented in Note 7 below for the same periods in 2008 assuming that the acquisition of assets had occurred on the dates stated therein.

In May 2009, the Company purchased certain medical equipment from a limited liability company for approximately $111,000. The purchase price was satisfied through the use of lease financing.

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

The results of operations presented for the three and six months ended June 30, 2009 and 2008 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

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

Stock-Based Compensation

Compensation costs related to stock options are determined in accordance with SFAS No. 123R, “Share-Based Payments”, using the modified prospective method. Under this method, compensation cost recognized during the three and six months ended June 30, 2009 and 2008 includes compensation cost for all share-based payments granted prior to but not yet vested as of January 1, 2006, and all grants subsequent to that date, based on the grant date fair value, which is amortized over the remaining vesting period for such options. During March and April 2009 we issued 15,500 and 14,500 stock options to various employees. Such options generally vest in equal installments over five years and unvested options are subject to forfeiture should the respective employee leave the company. Compensation costs related to total stock options outstanding for the three months ended June 30, 2009 and 2008 were $4,299 and $2,996, respectively, and $7,562 and $5,991 for the six months ended June 30, 2009 and 2008, respectively.

The 2002 Employee Benefit and Consulting Services Compensation Plan (the “2002 Plan”) was adopted in 2002 for the purpose of providing incentives to key employees, officers, directors, and consultants of the Company who provide significant services to the Company. As of June 30, 2009, there are 650,000 common shares authorized for grant under the 2002 Plan. Options will not be granted for a term of more than ten years from the date of grant. Generally, options will vest evenly over a period of five years, and the 2002 Plan expires in March 2012. Incentive stock options granted under the 2002 Plan are non-statutory stock options. As of June 30, 2009, the number of shares reserved for future awards was 97,385, which is net of the 53,500 restricted award shares granted in April 2009 under the 2002 Plan, as discussed below.

On June 29, 2009 our shareholder’s approved the 2009 Employee Benefit and Consulting Services Compensation Plan (the “2009 Plan”). The 2009 Plan was adopted for the purpose of providing incentives to key employees, officers, directors, and consultants of the Company who provide significant services to the Company. The Company may issue up to 300,000 incentive stock options and common stock awards under this plan. Options and awards granted to employees will generally vest over five years and are subject to forfeiture if the employee terminates prior to vesting. The 2009 Plan will terminate and no awards may be granted after June 28, 2019. As of June 30, 2009 there have been no options or awards granted under the 2009 Plan.

A summary of the Company's outstanding stock options and activity is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2009	336,639	$1.59

Options Granted	30,000	$5.68
Options Canceled	(5,532)	$4.65
Options Exercised	(34,902)	$0.43
Outstanding at June 30, 2009	326,205	$2.03
Exercisable at June 30, 2009	254,586	$1.63

The weighted-average remaining contractual life of the options outstanding at June 30, 2009 is 5.09 years. The exercise prices for the options outstanding at June 30, 2009 ranged from $0.40 to $51.00, and information relating to these options is as follows:

			Weighted	Weighted
			Average	Average	Average	Average
Weighted-	Weighted		Remaining	Remaining	Exercise	Exercise
Range of	Stock	Stock	Contractual	Contractual	Price of	Price of
Exercise	Options	Options	Life of Options	Life of Options	Options	Options
Prices	Oustanding	Exercisable	Outstanding	Exercisable	Outstanding	Exercisable

$0.40	245,133	235,258	3.96 years	3.89 years	$ 0.40	$ 0.40
$2.15 - 8.00	74,000	12,256	9.10 years	8.08 years	$ 3.89	$ 3.79
$20.00 - 51.00	7,072	7,072	2.23 years	2.23 years	$ 38.96	$ 38.96
$0.40 - 51.00	326,205	254,586	5.09 years	4.05 years	$ 2.03	$ 1.63

As of June 30, 2009, the total unrecognized compensation cost related to unvested stock options was $33,846, which is to be recognized over a remaining weighted average vesting period of approximately 3.66 years.

		Weighted
		Average		Weighted
		Remaining	Weighted	Average
	Number	Vesting Life	Average	Grant Date
	Outstanding	(in years)	Exercise Price	Fair Value

Non Vested, December 31, 2008	64,411	2.93	$1.76	$0.34
Granted	30,000		$5.68	$0.66
Forfeited	(5,532)		$4.65	$0.15
Vested	(17,260)		$0.40	$0.40
Non Vested, June 30, 2009	71,619	3.66	$3.41	$0.47

In addition to options granted under the 2002 Plan, as of June 30, 2009, we have 409,409 restricted award shares issued and outstanding of which 355,909 were issued outside of the 2002 Plan and 128,100 are fully vested. We issued 53,500 restricted award shares to executive officers and directors in April 2009 pursuant to our 2002 Plan and restricted shares of 105,000 were issued to executive officers, directors and employees in March 2008. Award shares generally vest in equal installments over five years from the date of issuance. Such award shares are issued from time to time to executive officers, directors and employees of the Company. Non-vested award shares are subject to forfeiture in the event that the recipient is no longer employed by the Company at the time of vesting, subject to the Board’s right to waive the forfeiture provisions. Compensation expense related to such shares is determined as of the issuance date based on the fair value of the shares issued and is amortized over the related vesting period. Total fair value related to the award shares issued in April 2009 and March 2008 was $363,265 and $320,250, respectively. Compensation costs are amortized over the vesting period of five years. Compensation expense related to outstanding restricted award shares was $58,996 and $38,187 for the three months ended June 30, 2009 and 2008, respectively, and $99,653 and $64,967 for the six months ended June 30, 2009 and 2008, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Numerator -
Net income attributable to common
shareholders	$869,064	$711,368	$1,568,264	$1,143,268
Denominator -
Weighted-average number of common
shares outstanding during the period	6,725,579	5,725,802	6,692,057	5,688,150
Dilutive effect of stock options and warrants	363,965	255,767	356,190	259,270
Common stock and common stock
equivalents used for diluted earnings per share	7,089,544	5,981,569	7,048,247	5,947,420

Recent Accounting Pronounments
SFAS No. 160 amends the accounting and reporting standards for the noncontrolling interest in a subsidiary (formerly referred to as “minority interest”) and for the deconsolidation of a subsidiary. Under SFAS No. 160, the noncontrolling interest in a subsidiary is reported as equity in the parent company’s consolidated financial statements. SFAS No. 160 also requires that the parent company’s consolidated statement of operations include both the parent and noncontrolling interest share of the subsidiary’s statement of operations. Upon our adoption of SFAS No. 160, we reclassified our minority interest liability to a separate section entitled “Minority Interests” within total equity on our consolidated balance sheets for the periods presented herein.

On May 28, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events,” to establish general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued. In particular, SFAS No. 165 requires an evaluation of subsequent events through the date the financial statements are issued and defines the circumstances under which a subsequent event should be recognized and the circumstances for which a subsequent event should be disclosed. SFAS No. 165 also requires that we disclose the date through which we have evaluated subsequent events, which was August 7, 2009. SFAS No. 165 was first effective beginning with the quarterly consolidated financial statements ended June 30, 2009. Our adoption of SFAS No. 165 did not have a material impact on our consolidated statement of income or consolidated balance sheet.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 requires an enterprise to qualitatively assess the determination of the primary beneficiary (or “consolidator”) of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. SFAS No. 167 changes the consideration of kick-out rights, which are the ability to remove the enterprise with the power to direct the activities of a VIE, in determining if an entity is a VIE, which may cause certain additional entities to now be considered VIEs. In contrast to prior guidance, SFAS No. 167 requires an ongoing reconsideration of the primary beneficiary. SFAS No. 167 also amends the events that trigger a reassessment of whether an entity is a VIE. SFAS No. 167 is effective for financial statements issued for fiscal years beginning after November 15, 2009. We are currently assessing the impact that SFAS No. 167 may have on our consolidated financial statements and disclosures.

In July 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” The FASB Accounting Standards Codification™ (“Codification”) will become the sole source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative under U.S. GAAP. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will amend the references to U.S. GAAP in our disclosures accordingly beginning with our interim consolidated financial statements included in our fiscal third quarter of 2009 Form 10-Q.

3.	DEBT OBLIGATIONS

The Company entered into a new credit agreement (the “Agreement”) with a bank in June 2008, which was amended in August 2008. The Agreement, as amended, provides for a line of credit of $1.5 million and is collateralized by substantially all unencumbered assets of the Company. Advances under the Agreement bear interest at the prime rate, plus one-half of one percent (3.75% as of June 30, 2009), with interest payable monthly. Subject to the terms of the Agreement, the Company may request and repay advances from time to time through the expiration date. The Agreement includes certain financial covenants that must be met including a covenant that for a period of not less than thirty (30) consecutive days during the loan term, that no loan amount will be outstanding under the Agreement. The Agreement expires on August 3, 2009. As of June 30, 2009 the Company was in compliance with the terms of its revolving credit agreement and no amounts have been drawn under this facility.

In connection with the acquisition of the Services Division, we entered into an equipment lease financing loan with a bank for $1,750,000. The equipment lease is collaterialized by the acquired assets and other assets of the Company and provides for monthly payments of principal and interest of $46,378 commencing on September 1, 2008 over 42 months, with interest at 6.4%. The lease financing agreement also requires Emergent to meet certain financial covenants over the loan term. As of June 30, 2009 the Company was in compliance with terms of this loan agreement.

The Company incurred total net interest expense of $87,503 and $63,704 for the three months ended June 30, 2009 and 2008, respectively and $175,989 and $126,136 for the six months ended June 30, 2009 and 2008, respectively.

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

Plaintiff’s complaint against the Defendants named above is a civil lawsuit, which was signed by the clerk on February 2, 2005. This action is brought in the United States District Court, Southern District of New York by Plaintiff against the Company, a former director, Daniel Yun, and other parties to recover money damages for alleged fraud, negligent misrepresentations and aiding and abetting fraud. The Amended Complaint alleges that the factual basis involving the action against the Company involves alleged false representations to Plaintiff to induce him to leave his then employment in 2001 and accept the Company’s and another named Defendant’s alleged offer of employment. Plaintiff seeks compensatory damages and punitive damages each in the amount of not less than $2,100,000 together with interest thereon, reasonable attorneys’ fees and other specific relief against Defendants other than the Company. Management has denied the Plaintiff’s allegations against the Company and intends to vigorously defend this lawsuit. During the quarter ended June 30, 2009 there were no material developments in this matter.

5.	RELATED PARTY TRANSACTIONS

Transactions with BJH Management
The services of the Company’s Chairman and Chief Executive Officer are contracted through BJH Management for a monthly fee of $15,167. In March 2007, the services agreement with BJH Management was extended to June 30, 2010.

The Company’s Chairman and Chief Executive Officer maintains his primary office in New York. In this regard, the Company reimbursed BJH Management, LLC (“BJH”), a company owned by the Company’s Chairman and Chief Executive Officer, for office rent and other reimbursable expenses totaling $17,520 and $10,669 for the three months ended June 30, 2009 and 2008, respectively, and $34,100 and $20,486 for the six months ended June 30, 2009 and 2008, respectively.

6.	LIMITED LIABILITY COMPANIES

In connection with expanding its business, PRI Medical participates with others in the formation of Limited Liability Companies (“LLCs”) in which it will acquire either a minority or majority interest and the remaining interests are held by other investors. These LLCs acquire certain medical equipment for use in their respective business activities which generally focus on surgical procedures. As of June 30, 2009, PRI Medical holds interests in thirteen LLCs located in California, Colorado and New York. During 2009 and 2008 we participated in the formation of seven LLCs. Such LLCs acquired medical equipment for rental purposes under equipment financing leases. The third party investors in each respective LLC generally provide the lease financing company with individual proportionate lease guarantees based on their respective ownership percentages in the LLCs. In addition, PRI Medical will provide such financing companies with its corporate guarantee based on its respective ownership interest in each LLC. In certain instances, PRI Medical has provided such financing companies with an overall corporate guarantee in connection with equipment financing transactions. In such instances, the individual investors in each respective LLC will generally indemnify PRI Medical against losses, if any, incurred in connection with its corporate guarantee.

7.	ACQUISITION OF THE ASSETS OF THE SERVICES DIVISION OF PHOTOMEDEX, INC.

On August 2, 2008, the Company entered into an agreement to acquire the assets of the Surgical Services Division (the “Services Division”) of PhotoMedex, Inc. The Services Division provides mobile laser services in 11 Northeast, Middle Atlantic and Southeast states, serving 18 individual local markets, expanding PRI’s geographic coverage to a total of 16 states. Revenues of the Services Division were $7,667,000 for the year ended December 31, 2007. The purchase price for the Services Division was approximately $3,149,735, subject to certain post closing adjustments, plus closing costs. The acquisition was closed on August 8, 2008, at which time the purchase price was paid by the Company through borrowings from a bank of $1,750,000 under a fully amortizing capital equipment lease arrangement, which is collateralized by the acquired assets and other assets of the Company, the proceeds from the private sale of our restricted Common Stock as discussed below, with the balance paid from existing cash.

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

Unaudited Pro Forma Results of Operations for the Three and Six Months Ended June 30, 2008

The historical operating results for the Company include the operating results for the Services Division from January 1, 2009 to June 30, 2009. Presented below are the summarized pro forma operating results and earnings per share for the Company assuming that the acquisition of assets of the Services Division had been completed on January 1, 2008.

	Pro Forma Results of Operations
	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2008	2008

Pro forma revenue	$6,663,559	$13,067,587

Pro forma income from operations	$1,138,501	$1,963,747

Pro forma provision for income taxes	$(77,524)	$(141,468)

Pro forma net income	$742,499	$1,216,877

Pro forma basic earnings per share	$0.12	$0.19

Pro forma diluted earnings per share	$0.11	$0.18

The unaudited pro forma condensed results of operations for 2008 include pro forma adjustments to adjust depreciation and amortization expense based on asset values and related depreciation and amortization periods ascribed by the Company, interest expense incurred in connection with acquisition financing, certain acquisition related costs, and the estimated impact on state taxes related to the income of the Services Division. In connection with the acquisition transaction, Emergent raised additional capital through the private placement of its Common Stock and the issuance of Warrants to purchase Common Stock in July 2008. The pro forma common and fully diluted shares outstanding assume completion of this transaction on January 1, 2008 and include the effects of this transaction in its basic and fully diluted shares outstanding. The issuance of the Warrants resulted in compensation expense of $93,937, which is also included in the pro forma adjustments for the six months ended June 30, 2008.

The unaudited pro forma results for the periods presented above are not necessarily indicative of what actual results would have resulted had the acquisition transaction described herein occurred at the dates stated above nor do they purport to indicate the results of future operations of Emergent and the Services Division acquired from PhotoMedex, Inc. Furthermore, no effect has been given in the unaudited pro forma condensed statements of income for synergistic benefits that may be realized from the acquisition of the Services Division or costs that may have been incurred in integrating operations. The unaudited condensed pro forma combined statements of income as presented herein should be read in conjunction with the accompanying notes, the historical financial statements and notes to the financial statements of Emergent set forth in Emergent’s periodic and current reports filed with the Securities and Exchange Commission and the carve-out audited and unaudited financial statements and notes of the Services Division as previously filed in Form 8-K.

8.	SUBSEQUENT EVENTS

In August 2009, the Company renewed its revolving line of credit of $1.5 million through August 3, 2010 under the terms and conditions as described in note 3 above.

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

Acquisition of the Assets of the Services Division of PhotoMedex, Inc.

On August 2, 2008, the Company entered into an agreement to acquire the assets of the Surgical Services Division (the “Services Division”) of PhotoMedex, Inc. The Services Division provides mobile laser services in 11 Northeast, Middle Atlantic and Southeast states, serving 18 individual local markets expanding PRI’s geographic coverage to a total of 16 states. Revenues of the Services Division were $7,667,000 for the year ended December 31, 2007. The purchase price for the Services Division was approximately $3,149,735, subject to certain post closing adjustments, plus closing costs. The acquisition was closed on August 8, 2008, at which time the purchase price was paid by the Company through borrowings from a bank of $1,750,000, under a fully amortizing capital equipment lease arrangement, which is collateralized by the acquired assets and other assets of the Company, the proceeds from the private sale of our restricted Common Stock as discussed elsewhere in this Form 10-Q, with the balance paid from existing cash.

We anticipate that such acquisition will have an impact on future operating results and the comparability of one period to another.

Unaudited Pro Forma Results for the Three and Six Months Ended June 30, 2008

The historical operating results for the Company include the operating results for the Services Division from January 1, 2009 to June 30, 2009. Presented below are the summarized pro forma operating results and earnings per share for the Company assuming that the acquisition of assets of the Services Division had been completed on January 1, 2008.

	Pro Forma Results of Operations
	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2008	2008

Pro forma revenue	$6,663,559	$13,067,587

Pro forma income from operations	$1,138,501	$1,963,747

Pro forma provision for income taxes	$(77,524)	$(141,468)

Pro forma net income	$742,499	$1,216,877

Pro forma basic earnings per share	$0.12	$0.19

Pro forma diluted earnings per share	$0.11	$0.18

The unaudited pro forma condensed results of operations for 2008 include pro forma adjustments to adjust depreciation and amortization expense based on asset values and related depreciation and amortization periods ascribed by the Company, interest expense incurred in connection with acquisition financing, certain acquisition related costs, and the estimated impact on state taxes related to the income of the Services Division. In connection with the acquisition transaction Emergent raised additional capital through the private placement of its Common Stock and the issuance of Warrants to purchase Common Stock in July 2008. The pro forma common and fully diluted shares outstanding assume completion of this transaction on January 1, 2008 and include the effects of this transaction in its basic and fully diluted shares outstanding. The issuance of the Warrants resulted in compensation expense of $93,937, which is also included in the pro forma adjustments for the six months ended June 30, 2008.

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

Results of Operations

The following table sets forth certain selected unaudited condensed consolidated statements of income data for the periods indicated in dollars and as a percentage of total revenues. The following discussions relate to our results of operations for the periods noted which include the results of operations for the Services Division acquired on August 8, 2008, as discussed herein, for the period from January 1, 2009 to June 30, 2009. The results of operations for the periods noted are not necessarily indicative of the results expected for any other interim period or any future fiscal year. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2009	%	2008	%	2009	%	2008	%

Revenue	$7,788,765	100%	$4,901,549	100%	$15,123,808	100%	$9,405,838	100%
Cost of goods sold	4,625,102	59%	2,690,183	55%	9,036,560	60%	5,316,017	57%

Gross profit	3,163,663	41%	2,211,366	45%	6,087,248	40%	4,089,821	43%

Selling, general, and administrative expenses	1,496,742	19%	1,131,241	23%	2,952,164	20%	2,255,094	24%

Income from operations	1,666,921	22%	1,080,125	22%	3,135,084	20%	1,834,727	19%

Other income (expense)	(60,470)	-1%	(23,295)	0%	(143,179)	-1%	(73,075)	-1%

Income before provision for income
taxes and minority interest	1,606,451	21%	1,056,830	22%	2,991,905	19%	1,761,652	18%
Provision for income taxes	(573,500)	-7%	(75,000)	-2%	(1,051,634)	-7%	(135,500)	-1%

Net income before minority interest	1,032,951	14%	981,830	20%	1,940,271	12%	1,626,152	17%

Minority interest in income of consolidated
limited liability companies	(163,887)	-2%	(270,462)	-6%	(372,007)	-2%	(482,884)	-5%
Net income	$869,064	12%	$711,368	14%	$1,568,264	10%	$1,143,268	12%

Comparison of the Three Months Ended June 30, 2009 to June 30, 2008

The Company generated revenues of $7,788,765 in 2009 compared to $4,901,549 in 2008. The increase in revenues in 2009 of $2,887,216, or 59% is primarily related to the inclusion of revenues from the Services Division, which we acquired in August 2008 and from an increase in revenues from our other surgical procedures.

Cost of goods sold was $4,625,102 in 2009 or 59% of revenues, compared to $2,690,183 or 55% of revenues for 2008. Costs of goods sold primarily consist of payroll costs and related expenses for technicians, cost of disposables consumed, depreciation and amortization related to equipment, insurance costs and other operating costs incurred in rendering mobile medical equipment and technician services. The overall increase in cost of goods sold of $1,934,919 or 72% for 2009 is due to the inclusion of costs for the Services Division, which we acquired in August 2008 as well as increases in disposable costs, payroll and related costs, depreciation and amortization expenses and to increases in equipment maintenance costs. Disposable costs increased due to increased sales volume, payroll and payroll related costs increased due to an increase in the number of employees, depreciation and amortization expense increased due to equipment purchases in 2009 and 2008. The net change in other cost categories included in cost of goods sold remained relatively consistent in 2009 compared to 2008.

Gross profit from operations was $3,163,663 in 2009, compared to $2,211,366 in 2008. Gross profit as a percentage of revenues was 41% for 2009 compared to 45% for 2008. Gross margins after disposable costs will vary depending on the type of surgical procedure performed due to the fact that certain procedures require more expensive disposable items. In addition, gross margin rates will vary from period to period depending upon other factors including pricing considerations, and equipment and technician utilization rates. The gross margin for 2009 is not necessarily indicative of the margins that may be realized in future periods.

Selling, general, and administrative expenses were $1,496,742 or 19% of revenues for 2009 and $1,131,241 or 23% of revenues for 2008. Such costs include, among others, payroll and related expenses, insurance costs and occupancy costs. The increase in selling, general and administrative expenses of $365,501 in 2009 is primarily related to increases in performance-based incentive compensation and to increases in sales management and other payroll related expenses.

Other income (expense) was $(60,470) in 2009 compared to $(23,295) in 2008. Other income (expense) includes interest income and expense, gains and losses on disposal of property and equipment, and other miscellaneous income and expense items. The net increase in other expense of $37,175 is primarily related to an increase in net interest expense of $23,799 and to a net decrease in gain on disposal of property and equipment and other income of $13,376. The net increase in interest expense relates to new equipment leases entered into during 2008, including the equipment financing lease incurred in connection with the acquisition of the Services Division in August 2008. The net decrease in gain on disposal of property and equipment and other income is related to a decrease in such miscellaneous income items in 2009 compared to 2008.

The minority interest (ownership interests held by third-parties) in net income of limited liability companies was $163,887 in 2009 compared to $270,462 in 2008. In 2009 and 2008, we held ownership interests in thirteen and eleven entities, respectively. The decrease in the minority interest in income for 2009 is related to lower earnings in certain of the LLCs. As of June 30, 2009 and 2008, in accordance with the Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities”, the Company accounted for its equity investments in entities in which it holds a minority interest under the full consolidation method.

Net income was $869,064 in 2009 compared to $711,368 in 2008. Provision for income taxes was $573,500 in 2009 as compared to $75,000 in 2008. During the fourth quarter of 2008 we recognized deferred tax benefits of $1,331,512 related to operating losses from prior years. As required by SFAS 109, we did not reverse the valuation allowance until it was “more likely than not” that the tax asset would be realized. The provision for income taxes of $573,500 as of June 30, 2009 is comprised of state taxes, federal Alternative Minimum Taxes (AMT), and the utilization of deferred income tax assets. At December 31, 2008, the Company had net operating loss carryforwards of approximately $7.6 million for federal tax purposes. Basic net income per share for 2009 and 2008 was $0.13 and $0.12, respectively, while fully diluted net income per share for 2009 and 2008 was $0.12 and $0.12, respectively. Basic and fully diluted weighted average shares outstanding for 2009 were 6,725,579 and 7,089,544, respectively, and 5,725,802 and 5,981,569 for 2008, respectively.

Comparison of the Six Months Ended June 30, 2009 to June 30, 2008

The Company generated revenues of $15,123,808 in 2009 compared to $9,405,838 in 2008. The increase in revenues in 2009 of $5,717,970, or 61% is primarily related to the inclusion of revenues from the Services Division, which we acquired in August 2008 and from an increase in revenues from our other surgical procedures.

Cost of goods sold was $9,036,560 in 2009 or 60% of revenues, compared to $5,316,017 or 57% of revenues for 2008. Costs of goods sold primarily consist of payroll costs and related expenses for technicians, cost of disposables consumed, depreciation and amortization related to equipment, insurance costs and other operating costs incurred in rendering mobile medical equipment and technician services. The overall increase in cost of goods sold of $3,720,543 or 70% for 2009 is due to the inclusion of costs for the Services Division, which we acquired in August 2008, as well as increases in disposable costs, payroll and related costs, depreciation and amortization expenses and to increases in equipment maintenance costs. Disposable costs increased due to increased sales volume, payroll and payroll related costs increased due to an increase in the number of employees, depreciation and amortization expense increased due to equipment purchases in 2009 and 2008. The net change in other cost categories included in cost of goods sold remained relatively consistent in 2009 compared to 2008.

Gross profit from operations was $6,087,248 in 2009 compared to $4,089,821 in 2008. Gross profit as a percentage of revenues was 40% in 2009 compared to 43% in 2008. Gross margins after disposable costs will vary depending on the type of surgical procedure performed due to the fact that certain procedures require more expensive disposable items. In addition, gross margin rates will vary from period to period depending upon other factors including pricing considerations, and equipment and technician utilization rates. The gross margin for 2009 is not necessarily indicative of the margins that may be realized in future periods.

Selling, general, and administrative expenses were $2,952,164 or 20% of revenues for 2009 and $2,255,094 or 24% of revenues for 2008. Such costs include, among others, payroll and related expenses, insurance costs and occupancy costs. The increase in selling, general and administrative expenses of $697,070 in 2009 is primarily related to increases in performance-based incentive compensation and to increases in sales management and other payroll related expenses.

Other income (expense) was $(143,179) in 2009 compared to $(73,075) in 2008. Other income (expense) includes interest income and expense, gains and losses on disposal of property and equipment, and other miscellaneous income and expense items. The net increase in other expense of $70,104 is primarily related to an increase in net interest expense of $49,853 and a net decrease in gain on disposal of property and equipment and other income of $20,251. The net increase in interest expense relates to new equipment leases entered into during 2008, including the equipment financing lease incurred in connection with the acquisition of the Services Division in August 2008. The net decrease in gain on disposal of property and equipment and other income is related to a decrease in such miscellaneous income items in 2009 compared to 2008.

The minority interest (ownership interests held by third-parties) in net income of limited liability companies was $372,007 in 2009 compared to $482,884 in 2008. In 2009 and 2008, we held ownership interests in thirteen and eleven entities, respectively. The decrease in the minority interest in income for 2009 is related to lower earnings in certain of the LLCs. As of June 30, 2009 and 2008, in accordance with the Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities”, the Company accounted for its equity investments in entities in which it holds a minority interest under the full consolidation method.

Net income was $1,568,264 in 2009 compared to $1,143,268 in 2008. Provision for income taxes was $1,051,634 in 2009 as compared to $135,500 in 2008. During the fourth quarter of 2008 we recognized deferred tax benefits of $1,331,512 related to operating losses from prior years. As required by SFAS 109, we did not reverse the valuation allowance until it was “more likely than not” that the tax asset would be realized. The provision for income taxes of $1,051,634 as of June 30, 2009 is comprised of state taxes, federal Alternative Minimum Taxes (AMT), and the utilization of deferred income tax assets. At December 31, 2008 the Company had net operating loss carryforwards of approximately $7.6 million for federal tax purposes. Basic net income per share for 2009 and 2008 was $0.23 and $0.20, respectively, while fully diluted net income per share for 2009 and 2008 was $0.22 and $0.19, respectively. Basic and fully diluted weighted average shares outstanding for 2009 were 6,692,057 and 7,048,247, respectively, and 5,688,150 and 5,947,420 for 2008, respectively.

Liquidity and Capital Resources

The Company entered into a new credit agreement (the “Agreement”) with a bank in June 2008, which was amended in August 2008. The Agreement, as amended, provides for a line of credit of $1.5 million and is collateralized by substantially all assets of the Company. Advances under the Agreement bear interest at the prime rate, plus one-half of one percent (3.75% as of June 30, 2009), with interest payable monthly. Subject to the terms of the Agreement, the Company may request and repay advances from time to time through the expiration date. The Agreement includes certain financial covenants that must be met including a covenant that for a period of not less than thirty (30) consecutive days during the loan term, that no loan amount will be outstanding under the Agreement. The Agreement was renewed, effective August 3, 2009, through August 3, 2010. As of the filing date of this Form 10-Q, the Company was in compliance with the terms of its revolving credit agreement and no amounts have been drawn under this facility.

In connection with the acquisition of the Services Division, we entered into an equipment lease financing loan with a bank for $1,750,000. The equipment lease is collaterialized by the acquired assets and other assets of the Company and provides for monthly payments of principal and interest of $46,378 commencing on September 1, 2008 over 42 months, with interest at 6.4%. The lease financing agreement also requires Emergent to meet certain financial covenants over the loan term. As of the filing date of this Form 10-Q, the Company was in compliance with such financial covenants.

In May 2009, the Company purchased certain medical equipment from a limited liability company for approximately $111,000. The purchase price was satisfied through the use of lease financing.

The Company had cash and cash equivalents of $3,890,331 at June 30, 2009. Cash provided by operating activities for the six months ended June 30, 2009 was $3,061,234. Cash generated from operations includes net income of $1,568,264, depreciation and amortization of $1,051,508, deferred income taxes of $782,119, minority interest in net income of $372,007, stock-based compensation of $107,214, an increase in provision for doubtful accounts of $14,450, and increases in inventory and accounts payable of $3,280 and $307,400, respectively; and other expense-noncash of $4,708; offset by increases in accounts receivable, prepaid expenses, deposits and other assets, and gain on disposal of property and equipment of $583,264; $127,072; $4,452, and $2,550, respectively, and a decrease in accrued expenses and other liabilities of $432,378. Cash used in investing activities was $817,808 and consisted of the purchase of property and equipment of $411,821, cash distributions of $491,037 to members of limited liability companies, offset by contributions from new members to limited liability companies of $82,500 and proceeds from the sale of equipment of $2,550. Cash used for financing activities was $2,939,202 and consisted of payment of dividends on common stock of $1,989,750, and payments of $984,192 on lease obligations; offset by proceeds of $34,740 from equipment refinancing.

The Company had cash and cash equivalents of $2,032,441 at June 30, 2008. Cash provided by operating activities for the six months ended June 30, 2008 was $1,804,790. Cash generated from operations includes net income of $1,143,268, depreciation and amortization of $722,678, minority interest in net income of $482,884, stock-based compensation of $70,958, a decrease of $25,387 in deposits and other assets, and an increase in accounts payable of $92,743; offset by increases in accounts receivable of $151,519, inventory of $97,039, prepaid expenses of $40,889 and a decrease in accrued expenses and other liabilities of $414,744, and gain on disposal of property and equipment of $28,937. Cash used in investing activities was $569,240 and consisted of purchase of property and equipment of $235,777, cash distributions of $432,816 to members of limited liability companies, offset by contributions from new members to limited liability companies of $69,375 and proceeds from the sale of equipment of $29,978. Cash used for financing activities was $2,246,763 and consisted of payment of dividends on common stock of $1,686,095, and payments on lease and debt obligations of $585,224 and $50,444, respectively, offset by proceeds of $75,000 from equipment refinancing. In addition, during the six months ended June 30, 2008 we borrowed and repaid $8,172,638 under our previous revolving line of credit agreement.

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
.
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

In the second quarter ended June 30, 2009 we held our annual shareholders’ meeting on June 29, 2009 wherein our shareholders re-elected our board of directors, reappointed Rose, Snyder & Jacobs as our independent auditors for the year ending December 31, 2009 and approved the 2009 Employee Benefit and Consulting Services Compensation Plan. At the meeting, 5,216,409 shares were present in person or by proxy of the 6,717,577 shares outstanding. The voting tallies were as follows:

DIRECTORS INFORMATION
DIR NAME	VOTES FOR	VOTES WITHHELD
Bruce J. Haber	4,854,750	361,659
Mark Waldron	4,657,084	559,325
Howard Waltman	5,088,250	128,159
K. Deane Reade, Jr.	4,996,650	219,759

PROPOSALS INFORMATION
PROP #	VOTES FOR	VOTES AGAINST	VOTES ABSTAIN	BROKER NON-VOTE
2	5,183,103	20,145	13,160	-0-
3	3,726,589	26,679	2,919	1,460,222

Item 5.	Other Information

Item 6.	Exhibits

Except for the exhibits listed below, other required exhibits have been previously filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

Number Exhibit	Description
11.1	Statement re: computation of earnings per share. See condensed consolidated statement of operations and notes thereto.
31(a)	Rule 13a-14(a) Certification – Chief Executive Officer *
31(b)	Rule 13a-14(a) Certification – Chief Financial Officer *
32(a)	Section 1350 Certification – Chief Executive Officer *
32(b)	Section 1350 Certification – Chief Financial Officer *
99.1	Press Release, dated August 5, 2009 Re: Quarterly Results*
_______________________ * Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERGENT GROUP INC.

Date: August 7, 2009	By:	/s/ Bruce J. Haber
Bruce J. Haber,
Chairman and Chief Executive Officer

Date: August 7, 2009	By:	/s/ William M. McKay
William M. McKay,
Chief Financial Officer and Secretary