Form 10-Q
period 2009-09-30
EMERGENT GROUP INC/NY
filed 2009-11-10
CIK 1021097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
___________________________________

FORM 10-Q
___________________________________

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2009

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

As of November 9, 2009, the registrant had a total of 6,747,220 shares of Common Stock outstanding.

EMERGENT GROUP INC.

FORM 10-Q Quarterly Report

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Emergent Group Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
ASSETS	(Unaudited)

Current assets
Cash	$5,957,808	$4,586,107
Accounts receivable, net of allowance for doubtful
accounts of $80,400 and $58,984	4,305,605	3,759,834
Inventory, net	834,828	837,143
Prepaid expenses	321,092	231,763
Deferred income taxes	506,923	986,000
Total current assets	11,926,256	10,400,847

Property and equipment, net of accumulated depreciation and
amortization of $8,500,276 and $7,247,482	5,787,670	6,070,228
Goodwill	1,120,058	1,120,058
Deferred income taxes	522,955	1,261,000
Other intangible assets, net of accumulated amortization of
$276,912 and $226,997	482,454	403,152
Deposits and other assets	81,094	84,934

Total assets	$19,920,487	$19,340,219

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Current portion of capital lease obligations	$1,911,641	$1,909,057
Dividends payable	-	1,989,750
Accounts payable	1,825,009	1,538,797
Accrued expenses and other liabilities	2,256,561	1,997,312

Total current liabilities	5,993,211	7,434,916

Capital lease obligations, net of current portion	2,768,261	3,344,820

Total liabilities	8,761,472	10,779,736

Shareholders' equity
Preferred stock, $0.001 par value, non-voting 10,000,000
shares authorized, no shares issued and outstanding	-	-
Common stock, $0.04 par value, 100,000,000 shares authorized
6,746,296 and 6,631,576 shares issued and outstanding	269,849	265,260
Additional paid-in capital	16,403,768	16,235,368
Accumulated deficit	(6,237,655)	(8,636,575)

Total Emergent Group equity	10,435,962	7,864,053
Minority Interest	723,053	696,430
Total shareholders' equity	11,159,015	8,560,483

Total liabilities and shareholders' equity	$19,920,487	$19,340,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

Emergent Group Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenue	$7,981,464	$6,394,974	$23,105,272	$15,800,812
Cost of goods sold	4,802,495	3,751,747	13,839,056	9,067,764
Gross profit	3,178,969	2,643,227	9,266,216	6,733,048
Selling, general, and administrative expenses	1,490,174	1,498,459	4,442,338	3,753,553
Income from operations	1,688,795	1,144,768	4,823,878	2,979,495

Other income (expense)
Interest expense, net	(85,692)	(79,800)	(261,681)	(205,936)
Gain on disposal of property and equipment	5,500	-	8,050	28,937
Other income, net	76	9,298	30,336	33,422
Total other income (expense)	(80,116)	(70,502)	(223,295)	(143,577)

Income before provision for income taxes
and minority interest	1,608,679	1,074,266	4,600,583	2,835,918
Provision for income taxes	(553,000)	(77,972)	(1,604,634)	(213,472)
Income before minority interest	1,055,679	996,294	2,995,949	2,622,446
Minority interest in income of consolidated
limited liability companies	(225,023)	(254,484)	(597,030)	(737,368)

Net income	$830,656	$741,810	$2,398,919	$1,885,078
Basic earnings per share	$0.12	$0.12	$0.36	$0.32
Diluted earnings per share	$0.12	$0.11	$0.34	$0.30
Basic weighted-average shares outstanding	6,745,663	6,183,074	6,710,175	5,856,867
Diluted weighted-average shares outstanding	7,089,598	6,606,416	7,059,774	6,284,005

The accompanying notes are an integral part of these condensed consolidated financial statements.

Emergent Group Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	September 30,
	2009	2008

Cash flows from operating activities
Net income	$2,398,919	$1,885,078
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,620,057	1,169,883
Amortization of finance fees	-	4,167
Gain on disposal of property and equipment	(8,050)	(28,937)
Provision for doubtful accounts	21,415	32,524
Minority interest in income	597,030	737,368
Stock-based compensation expense	170,494	203,702
Deferred income taxes	1,217,122	-
Other expense - noncash	5,497	-
(Increase) decrease in assets and liabilities, net of assets acquired
Accounts receivable	(547,292)	(1,102,861)
Inventory	2,315	69,457
Prepaid expenses	(89,329)	(81,478)
Deposits and other assets	(125,377)	(8,152)
Increase (decrease) in
Accounts payable	396,288	364,281
Accrued expenses and other liabilities	262,699	102,019

Net cash provided by operating activities	5,921,788	3,347,051

Cash flows from investing activities
Purchase of property and equipment	(517,582)	(331,554)
Purchase of assets from PhotoMedex	-	(1,399,735)
Cash paid to members of limited liability companies	(703,404)	(697,621)
Contributions from new members to limited liability companies	112,500	84,375
Proceeds from the sale of property and equipment	4,050	29,978

Net cash used in investing activities	(1,104,436)	(2,314,557)

Cash flows from financing activities
Payments on capital lease obligations	(1,492,241)	(942,485)
Payments on dividends declared	(1,989,750)	(1,686,095)
Borrowings under line of credit	-	8,172,638
Repayments on line of credit	-	(8,172,638)
Payments on notes payable	-	(75,667)
Proceeds from private placement of common stock	-	1,130,890
Proceeds from equipment refinancing	34,740	75,000
Proceeds from exercise of common stock options	1,600	-

Net cash used in financing activities	(3,445,651)	(1,498,357)

Net increase (decrease) in cash	1,371,701	(465,863)

Cash, beginning of period	4,586,107	3,043,654

Cash, end of period	$5,957,808	$2,577,791

Supplemental disclosures of cash flow information:
Interest paid	$273,343	$225,395
Income taxes paid	$502,147	$292,497

Supplemental schedule of noncash investing and financing activities:
During the nine months ended September 30, 2009 and 2008, the Company incurred capital lease obligations of $918,266 and $2,913,444, respectively, for medical equipment. The lease obligation of $2,913,444 incurred during the nine months ended September 30, 2008 includes $1,750,000 of equipment financing incurred in connection with the acquisition of the assets of the Services Division from PhotoMedex, Inc., as further discussed herein. In addition, equipment purchases of $271,750 are included in accounts payable in the accompanying balance sheet as of September 30, 2009 for which the Company is arranging lease financing.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMERGENT GROUP INC and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2009 and 2008

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

As further discussed herein, on August 8, 2008 the Company acquired the assets of the Surgical Services Division (the “Services Division”) of PhotoMedex, Inc. The operating results for the three and nine months ended September 30, 2009 include the results of operations for the Services Division. In addition, unaudited pro forma information is presented in Note 7 below for the same periods in 2008 assuming that the acquisition of assets had occurred on the dates stated therein.

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

The results of operations presented for the three and nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

Principles of Consolidation
The consolidated financial statements include the accounts of Emergent and its wholly owned subsidiaries. Also, in accordance with the guidance issued by the Financial Accounting Standards Board (“FASB”), the Company has accounted for its minority equity investments in certain limited liability companies under the full consolidation method. All significant intercompany transactions and balances have been eliminated through consolidation.

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

Stock-Based Compensation

Compensation costs related to stock options are determined in accordance with guidance issued by the FASB, using the modified prospective method. Under this method, compensation cost recognized during the three and nine months ended September 30, 2009 and 2008 includes compensation cost for all share-based payments granted prior to but not yet vested as of January 1, 2006, and all grants subsequent to that date, based on the grant date fair value, which is amortized over the remaining vesting period for such options. During March and April 2009 we issued 15,500 and 14,500 stock options to various employees, respectively. Such options generally vest in equal installments over five years and unvested options are subject to forfeiture should the respective employee leave the company. Compensation costs related to total stock options outstanding for the three months ended September 30, 2009 and 2008 were $3,858 and $3,178, respectively, and $11,420 and $9,107 for the nine months ended September 30, 2009 and 2008, respectively.

The 2002 Employee Benefit and Consulting Services Compensation Plan (the “2002 Plan”) was adopted in 2002 for the purpose of providing incentives to key employees, officers, directors, and consultants of the Company who provide significant services to the Company. As of September 30, 2009, there are 650,000 common shares authorized for grant under the 2002 Plan. Options will not be granted for a term of more than ten years from the date of grant. Generally, options will vest evenly over a period of five years, and the 2002 Plan expires in March 2012. Incentive stock options granted under the 2002 Plan are non-statutory stock options. As of September 30, 2009, the number of shares reserved for future awards was 96,827, which is net of the 53,500 restricted award shares granted in April 2009 under the 2002 Plan, as discussed below.

On June 29, 2009 our shareholder’s approved the 2009 Employee Benefit and Consulting Services Compensation Plan (the “2009 Plan”). The 2009 Plan was adopted for the purpose of providing incentives to key employees, officers, directors, and consultants of the Company who provide significant services to the Company. The Company may issue up to 300,000 incentive and non-statutory stock options and common stock awards under this plan. Options and awards granted to employees will vest over five years and are subject to forfeiture if the employee terminates prior to vesting. The 2009 Plan will terminate and no awards may be granted after June 28, 2019. As of September 30, 2009 there have been no options or awards granted under the 2009 Plan.

A summary of the Company's outstanding stock options and activity is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2009	336,639	$1.59
Options Granted	30,000	$5.68
Options Canceled	(5,532)	$5.54
Options Exercised	(40,460)	$0.47
Outstanding at September 30, 2009	320,647	$2.05
Exercisable at September 30, 2009	257,620	$1.66

The weighted-average remaining contractual life of the options outstanding at September 30, 2009 is 4.80 years. The exercise prices for the options outstanding at September 30, 2009 ranged from $0.40 to $51.00, and information relating to these options is as follows:

			Weighted	Weighted	Weighted	Weighted
			Average	Average	Average	Average
Weighted-	Weighted		Remaining	Remaining	Exercise	Exercise
Range of	Stock	Stock	Contractual	Contractual	Price of	Price of
Exercise	Options	Options	Life of Options	Life of Options	Options	Options
Prices	Oustanding	Exercisable	Outstanding	Exercisable	Outstanding	Exercisable

$0.40	240,575	235,790	3.66 years	3.63 years	$0.40	$0.40
$2.15 - 8.00	73,000	14,758	8.84 years	8.03 years	$3.91	$3.88
$20.00 - 51.00	7,072	7,072	1.98 years	1.98 years	$38.96	$38.96
$0.40 - 51.00	320,647	257,620	4.80 years	3.84 years	$2.05	$1.66

As of September 30, 2009, the total unrecognized compensation cost related to unvested stock options was $39,242, which is to be recognized over a remaining weighted average vesting period of approximately 3.63 years.

		Weighted
		Average		Weighted
		Remaining	Weighted	Average
	Number	Vesting Life	Average	Grant Date
	Outstanding	(in years)	Exercise Price	Fair Value

Non Vested, December 31, 2008	64,411	2.93	$1.76	$0.34
Granted	30,000		$5.68	$0.66
Forfeited	(5,532)		$5.54	$0.15
Vested	(25,852)		$0.40	$0.40
Non Vested, September 30, 2009	63,027	3.63	$3.64	$0.48

In addition to options granted under the 2002 Plan, as of September 30, 2009, we have 409,409 restricted award shares issued and outstanding of which 355,909 were issued outside of the 2002 Plan and 128,100 are fully vested. We issued 53,500 restricted award shares to executive officers and directors in April 2009 pursuant to our 2002 Plan and restricted shares of 105,000 were issued to executive officers, directors and employees in March 2008. Award shares vest in equal installments over five years from the date of issuance. Such award shares are issued from time to time to executive officers, directors and employees of the Company. Non-vested award shares are subject to forfeiture in the event that the recipient is no longer employed by the Company at the time of vesting, subject to the Board’s right to waive the forfeiture provisions. Compensation expense related to such shares is determined as of the issuance date based on the fair value of the shares issued and is amortized over the related vesting period. Total fair value related to the award shares issued in April 2009 and March 2008 was $363,265 and $320,250, respectively. Compensation costs are amortized over the vesting period of five years. Compensation expense related to outstanding restricted award shares was $59,421 and $40,247 for the three months ended September 30, 2009 and 2008, respectively, and $159,074 and $105,214 for the nine months ended September 30, 2009 and 2008, respectively.

Earnings Per Share
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator - Net income attributable to common shareholders	$830,656	$741,810	$2,398,919	$1,885,078
Denominator - Weighted-average number of common shares outstanding during the period	6,745,663	6,183,074	6,710,175	5,856,867
Dilutive effect of stock options and warrants	343,935	423,342	349,599	427,138
Common stock and common stock equivalents used for diluted earnings per share	7,089,598	6,606,416	7,059,774	6,284,005

Recent Accounting Pronouncements
During the third quarter ended September 30, 2009, we adopted changes issued by the FASB to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates (ASU). ASU’s will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on our consolidated financial statements.

We recently adopted changes issued by the FASB to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, otherwise known as “subsequent events.” Specifically, these changes set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of these changes had no impact on our consolidated financial statements as management already followed a similar approach prior to the adoption of this new guidance. We have evaluated subsequent events through November 9, 2009, the filing date of this quarterly report, and there is no material impact on to our consolidated financial statements.

In August 2009, the FASB issued ASU 2009-15, which changes the fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This ASU is effective on January 1, 2010. Adoption of this ASU is will not have an impact on our consolidated financial statements.

In June 2009, the FASB issued changes to the accounting for variable interest entities. These changes require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. These changes become effective for us beginning on January 1, 2010. The adoption of this change is not expected to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued changes to the accounting for transfers of financial assets. These changes remove the concept of a qualifying special-purpose entity and remove the exception from the application of variable interest accounting to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. These changes will become effective for us on January 1, 2010.

3.     DEBT OBLIGATIONS

The Company entered into a new credit agreement (the “Agreement”) with a bank in June 2008, which was amended and renewed in August 2009. The Agreement, as amended, provides for a line of credit of $1.5 million and is collateralized by substantially all unencumbered assets of the Company. Advances under the Agreement bear interest at the prime rate, plus one-half of one percent (3.75% as of September 30, 2009), with interest payable monthly. Subject to the terms of the Agreement, the Company may request and repay advances from time to time through the expiration date. The Agreement includes certain financial covenants that must be met including a covenant that for a period of not less than thirty (30) consecutive days during the loan term, that no loan amount will be outstanding under the Agreement. The Agreement expires on August 3, 2010. As of September 30, 2009 the Company was in compliance with the terms of its revolving credit agreement and no amounts have been drawn under this facility.

In connection with the acquisition of the Services Division, we entered into an equipment lease financing loan with a bank for $1,750,000. The equipment lease is collaterialized by the acquired assets and other assets of the Company and provides for monthly payments of principal and interest of $46,378 commencing on September 1, 2008 over 42 months, with interest at 6.4%. The lease financing agreement also requires Emergent to meet certain financial covenants over the loan term. As of September 30, 2009 the Company was in compliance with terms of this loan agreement.

The Company incurred total net interest expense of $85,692 and $79,800 for the three months ended September 30, 2009 and 2008, respectively and $261,681 and $205,936 for the nine months ended September 30, 2009 and 2008, respectively.

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

Plaintiff’s complaint against the Defendants named above is a civil lawsuit, which was signed by the clerk on February 2, 2005. This action is brought in the United States District Court, Southern District of New York by Plaintiff against the Company, a former director, Daniel Yun, and other parties to recover money damages for alleged fraud, negligent misrepresentations and aiding and abetting fraud. The Amended Complaint alleges that the factual basis involving the action against the Company involves alleged false representations to Plaintiff to induce him to leave his then employment in 2001 and accept the Company’s and another named Defendant’s alleged offer of employment. Plaintiff seeks compensatory damages and punitive damages each in the amount of not less than $2,100,000 together with interest thereon, reasonable attorneys’ fees and other specific relief against Defendants other than the Company. Management has denied the Plaintiff’s allegations against the Company and intends to vigorously defend this lawsuit. During the quarter ended September 30, 2009 there were no material developments in this matter.

5.     RELATED PARTY TRANSACTIONS

Transactions with BJH Management

The services of the Company’s Chairman and Chief Executive Officer are contracted through BJH Management for a monthly fee of $15,167. In March 2007, the services agreement with BJH Management was extended to June 30, 2010.

The Company’s Chairman and Chief Executive Officer maintains his primary office in New York. In this regard, the Company reimbursed BJH Management, LLC (“BJH”), a company owned by the Company’s Chairman and Chief Executive Officer, for office rent and other reimbursable expenses totaling $18,073 and $13,064 for the three months ended September 30, 2009 and 2008, respectively, and $52,173 and $33,551 for the nine months ended September 30, 2009 and 2008, respectively.

6.     LIMITED LIABILITY COMPANIES

In connection with expanding its business, PRI Medical participates with others in the formation of Limited Liability Companies (“LLCs”) in which it will acquire either a minority or majority interest and the remaining interests are held by other investors. These LLCs acquire certain medical equipment for use in their respective business activities which generally focus on surgical procedures. As of September 30, 2009, PRI Medical holds interests in ten LLCs located in California, Colorado and New York. We previously held interests in thirteen LLCs; however, during third quarter of 2009 three LLCs ceased operations and we began the wind-down and dissolution process. We purchased the assets, primarily representing a customer list, from one such LLC for $95,000, less any wind-down and dissolution expenses. The purchase price is due in two equal installments with payments due in November 2009 and January 2010. Our LLCs acquire medical equipment for rental purposes under equipment financing leases. The third party investors in each respective LLC generally provide the lease financing company with individual proportionate lease guarantees based on their respective ownership percentages in the LLCs. In addition, PRI Medical will provide such financing companies with its corporate guarantee based on its respective ownership interest in each LLC. In certain instances, PRI Medical has provided such financing companies with an overall corporate guarantee in connection with equipment financing transactions. In such instances, the individual investors in each respective LLC will generally indemnify PRI Medical against losses, if any, incurred in connection with its corporate guarantee.

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

Our acquisition of the Services Division in August 2008 has impacted our operating results for the nine months ended September 30, 2009 compared to the same period last year as discussed below.

Unaudited Pro Forma Results of Operations for the Three and Nine Months Ended September 30, 2008

The historical operating results for the Company include the operating results for the Services Division from January 1, 2009 to September 30, 2009. Presented below are the summarized pro forma operating results and earnings per share for the Company assuming that the acquisition of assets of the Services Division had been completed on January 1, 2008, with pro forma results presented from January 1, 2008 through August 8, 2008, after which our historical results are included in such pro forma results of operations.

	Pro Forma Results of Operations
	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2008

Pro forma revenue	$7,131,272	$20,198,859

Pro forma income from operations	$1,207,800	$3,315,288

Pro forma provision for income taxes	$(81,885)	$(234,043)

Pro forma net income	$790,074	$2,138,789

Pro forma basic earnings per share	$0.12	$0.34

Pro forma diluted earnings per share	$0.12	$0.31

The unaudited pro forma condensed results of operations for 2008 include pro forma adjustments for the period from January 1, 2008 to August 8, 2008 to adjust depreciation and amortization expense based on asset values and related depreciation and amortization periods ascribed by the Company, interest expense incurred in connection with acquisition financing, certain acquisition related costs, and the estimated impact on state taxes related to the income of the Services Division. In connection with the acquisition transaction, Emergent raised additional capital through the private placement of its Common Stock and the issuance of Warrants to purchase Common Stock in July 2008. The pro forma common and fully diluted shares outstanding assume completion of this transaction on January 1, 2008 and include the effects of this transaction in its basic and fully diluted shares outstanding. The issuance of the Warrants resulted in compensation expense of $93,937, which is also included in the pro forma adjustments for the nine months ended September 30, 2008.

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

Our acquisition of the Services Division in August 2008 has impacted our operating results for the nine months ended September 30, 2009 compared to the same period last year as discussed below.

Unaudited Pro Forma Results for the Three and Nine Months Ended September 30, 2008

The historical operating results for the Company include the operating results for the Services Division from January 1, 2009 to September 30, 2009. Presented below are the summarized pro forma operating results and earnings per share for the Company assuming that the acquisition of assets of the Services Division had been completed on January 1, 2008, with pro forma results presented from January 1, 2008 through August 8, 2008, after which our historical results are included in such pro forma results of operations.

	Pro Forma Results of Operations
	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2008

Pro forma revenue	$7,131,272	$20,198,859

Pro forma income from operations	$1,207,800	$3,315,288

Pro forma provision for income taxes	$(81,885)	$(234,043)

Pro forma net income	$790,074	$2,138,789

Pro forma basic earnings per share	$0.12	$0.34

Pro forma diluted earnings per share	$0.12	$0.31

The unaudited pro forma condensed results of operations for 2008 include pro forma adjustments for the period from January 1, 2008 to August 8, 2008 to adjust depreciation and amortization expense based on asset values and related depreciation and amortization periods ascribed by the Company, interest expense incurred in connection with acquisition financing, certain acquisition related costs, and the estimated impact on state taxes related to the income of the Services Division. In connection with the acquisition transaction Emergent raised additional capital through the private placement of its Common Stock and the issuance of Warrants to purchase Common Stock in July 2008. The pro forma common and fully diluted shares outstanding assume completion of this transaction on January 1, 2008 and include the effects of this transaction in its basic and fully diluted shares outstanding. The issuance of the Warrants resulted in compensation expense of $93,937, which is also included in the pro forma adjustments for the nine months ended September 30, 2008.

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

Results of Operations

The following table sets forth certain selected unaudited condensed consolidated statements of income data for the periods indicated in dollars and as a percentage of total revenues. The following discussions relate to our results of operations for the periods noted which include the results of operations for the Services Division acquired on August 8, 2008, as discussed herein, for the periods from January 1, 2009 to September 30, 2009 and from August 9, 2008 to September 30, 2008. The results of operations for the periods noted are not necessarily indicative of the results expected for any other interim period or any future fiscal year. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2009	%	2008	%	2009	%	2008	%

Revenue	$7,981,464	100%	$6,394,974	100%	$23,105,272	100%	$15,800,812	100%
Cost of goods sold	4,802,495	60%	3,751,747	59%	13,839,056	60%	9,067,764	57%
Gross profit	3,178,969	40%	2,643,227	41%	9,266,216	40%	6,733,048	43%
Selling, general, and administrative expenses	1,490,174	19%	1,498,459	23%	4,442,338	19%	3,753,553	24%
Income from operations	1,688,795	21%	1,144,768	18%	4,823,878	21%	2,979,495	19%
Other income (expense)	(80,116)	-1%	(70,502)	-1%	(223,295)	-1%	(143,577)	-1%
Income before provision for income taxes and minority interest	1,608,679	20%	1,074,266	17%	4,600,583	20%	2,835,918	18%
Provision for income taxes	(553,000)	-7%	(77,972)	-1%	(1,604,634)	-7%	(213,472)	-1%
Net income before minority interest	1,055,679	13%	996,294	16%	2,995,949	13%	2,622,446	17%
Minority interest in income of consolidated limited liability companies	(225,023)	-3%	(254,484)	-4%	(597,030)	-3%	(737,368)	-5%
Net income	$830,656	10%	$741,810	12%	$2,398,919	10%	$1,885,078	12%

Comparison of the Three Months Ended September 30, 2009 to September 30, 2008

The Company generated revenues of $7,981,464 in 2009 compared to $6,394,974 in 2008. The increase in revenues in 2009 of $1,586,490, or 25% is primarily related to the inclusion of revenues from the Services Division, which we acquired in August 2008 and from an increase in revenues from our other surgical procedures.

Cost of goods sold was $4,802,495 in 2009 or 60% of revenues, compared to $3,751,747 or 59% of revenues for 2008. Costs of goods sold primarily consist of payroll costs and related expenses for technicians, cost of disposables consumed, depreciation and amortization related to equipment, insurance costs and other operating costs incurred in rendering mobile medical equipment and technician services. The overall increase in cost of goods sold of $1,050,748 or 28% for 2009 is due to the inclusion of costs for the Services Division, which we acquired in August 2008 as well as increases in disposable costs, payroll and related costs, depreciation and amortization expenses and to increases in equipment maintenance costs. Disposable costs increased due to increased sales volume, payroll and payroll related costs increased due to an increase in the number of employees, depreciation and amortization expense increased due to equipment purchases in 2009 and 2008. The net change in other cost categories included in cost of goods sold remained relatively consistent in 2009 compared to 2008.

Gross profit from operations was $3,178,969 in 2009, compared to $2,643,227 in 2008. Gross profit as a percentage of revenues was 40% for 2009 compared to 41% for 2008. Gross margins after disposable costs will vary depending on the type of surgical procedure performed due to the fact that certain procedures require more expensive disposable items. In addition, gross margin rates will vary from period to period depending upon other factors including pricing considerations, and equipment and technician utilization rates. The gross margin for 2009 is not necessarily indicative of the margins that may be realized in future periods.

Selling, general, and administrative expenses were $1,490,174 or 19% of revenues for 2009 and $1,498,459 or 23% of revenues for 2008. Such costs include, among others, payroll and related expenses, insurance costs and occupancy costs. The decrease in selling and general and administrative expenses of $8,285 is related to the fact that we recognized compensation expense of $93,937 in the prior year quarter in connection with our private placement of common stock and certain other acquisition related expenses, while no such expense was recognized in 2009. The decrease in such expenses in 2009 compared to 2008 offset increases in performance-based incentive compensation and to increases in sales management and other payroll related expenses for 2009 compared to 2008

Other income (expense) was $(80,116) in 2009 compared to $(70,502) in 2008. Other income (expense) includes interest income and expense, gains and losses on disposal of property and equipment, and other miscellaneous income and expense items. The net increase in other expense of $9,614 is primarily related to an increase in net interest expense of $5,892; offset by a net decease in gain on the disposal of property and equipment and other income of $3,722. The net increase in interest expense relates to new equipment leases entered into during 2009 and 2008, including the equipment financing lease incurred in connection with the acquisition of the Services Division in August 2008. The net decrease in gain on disposal of property and equipment and other income is related to a decrease in such miscellaneous income items in 2009 compared to 2008.

The minority interest (ownership interests held by third-parties) in net income of limited liability companies was $225,023 in 2009 compared to $254,484 in 2008. In 2009 and 2008, we held ownership interests in thirteen and eleven entities, respectively. During the quarter ended September 30, 2009 three LLCs ceased operations and we began the wind-down and dissolution process. The decrease in minority interest in earnings is related to the winding-down of operations for such LLCs. As of September 30, 2009 and 2008, in accordance with guidance issued by the FASB, the Company accounted for its equity investments in entities in which it holds a minority interest under the full consolidation method.

Net income was $830,656 in 2009 compared to $741,810 in 2008. Provision for income taxes was $553,000 in 2009 as compared to $77,972 in 2008. During the fourth quarter of 2008 we recognized deferred tax benefits of $1,331,512 related to operating losses from prior years. We did not reverse the valuation allowance until it was “more likely than not” that the tax asset would be realized. The provision for income taxes of $553,000 as of September 30, 2009 is comprised of state taxes, federal Alternative Minimum Taxes (AMT), and the utilization of deferred income tax assets. At December 31, 2008, the Company had net operating loss carryforwards of approximately $7.6 million for federal tax purposes. Basic net income per share for 2009 and 2008 was $0.12 and $0.12, respectively, while fully diluted net income per share for 2009 and 2008 was $0.12 and $0.11, respectively. Basic and fully diluted weighted average shares outstanding for 2009 were 6,745,663 and 7,089,598, respectively, and 6,183,074 and 6,606,416 for 2008, respectively.

Comparison of the Nine Months Ended September 30, 2009 to September 30, 2008

The Company generated revenues of $23,105,272 in 2009 compared to $15,800,812 in 2008. The increase in revenues in 2009 of $7,304,460, or 46% is primarily related to the inclusion of revenues from the Services Division, which we acquired in August 2008 and from an increase in revenues from our other surgical procedures.

Cost of goods sold was $13,839,056 in 2009 or 60% of revenues, compared to $9,067,764 or 57% of revenues for 2008. Costs of goods sold primarily consist of payroll costs and related expenses for technicians, cost of disposables consumed, depreciation and amortization related to equipment, insurance costs and other operating costs incurred in rendering mobile medical equipment and technician services. The overall increase in cost of goods sold of $4,771,292 or 53% for 2009 is due to the inclusion of costs for the Services Division, which we acquired in August 2008, as well as increases in disposable costs, payroll and related costs, depreciation and amortization expenses and to increases in equipment maintenance costs. Disposable costs increased due to increased sales volume, payroll and payroll related costs increased due to an increase in the number of employees, depreciation and amortization expense increased due to equipment purchases in 2009 and 2008. The net change in other cost categories included in cost of goods sold remained relatively consistent in 2009 compared to 2008.

Gross profit from operations was $9,266,216 in 2009 compared to $6,733,048 in 2008. Gross profit as a percentage of revenues was 40% in 2009 compared to 43% in 2008. Gross margins after disposable costs will vary depending on the type of surgical procedure performed due to the fact that certain procedures require more expensive disposable items. In addition, gross margin rates will vary from period to period depending upon other factors including pricing considerations, and equipment and technician utilization rates. The gross margin for 2009 is not necessarily indicative of the margins that may be realized in future periods.

Selling, general, and administrative expenses were $4,442,338 or 19% of revenues for 2009 and $3,753,553 or 24% of revenues for 2008. Such costs include, among others, payroll and related expenses, insurance costs and occupancy costs. The increase in selling, general and administrative expenses of $688,785 in 2009 is primarily related to increases in performance-based incentive compensation and to increases in sales management and other payroll related expenses.

Other income (expense) was $(223,295) in 2009 compared to $(143,577) in 2008. Other income (expense) includes interest income and expense, gains and losses on disposal of property and equipment, and other miscellaneous income and expense items. The net increase in other expense of $79,718 is primarily related to an increase in net interest expense of $55,745; offset by a net decrease in gain on disposal of property and equipment and other income of $23,973. The net increase in interest expense relates to new equipment leases entered into during 2009 and 2008, including the equipment financing lease incurred in connection with the acquisition of the Services Division in August 2008. The net decrease in gain on disposal of property and equipment and other income is related to a decrease in such miscellaneous income items in 2009 compared to 2008.

The minority interest (ownership interests held by third-parties) in net income of limited liability companies was $597,030 in 2009 compared to $737,368 in 2008. In 2009 and 2008, we held ownership interests in thirteen and eleven entities, respectively. The decrease in the minority interest in income for 2009 is related to the fact that three LLCs ceased operations during the third quarter of 2009 and began the wind-down and dissolution process.  In addition, the LLCs generated lower earnings during the nine months ended September 30, 2009 compared to 2008. As of September 30, 2009 and 2008, in accordance with guidance issued by the FASB, the Company accounted for its equity investments in entities in which it holds a minority interest under the full consolidation method.

Net income was $2,398,919 in 2009 compared to $1,885,078 in 2008. Provision for income taxes was $1,604,634 in 2009 as compared to $213,472 in 2008. During the fourth quarter of 2008 we recognized deferred tax benefits of $1,331,512 related to operating losses from prior years. We did not reverse the valuation allowance until it was “more likely than not” that the tax asset would be realized. The provision for income taxes of $1,604,634 as of September 30, 2009 is comprised of state taxes, federal Alternative Minimum Taxes (AMT), and the utilization of deferred income tax assets. At December 31, 2008 the Company had net operating loss carryforwards of approximately $7.6 million for federal tax purposes. Basic net income per share for 2009 and 2008 was $0.36 and $0.32, respectively, while fully diluted net income per share for 2009 and 2008 was $0.34 and $0.30, respectively. Basic and fully diluted weighted average shares outstanding for 2009 were 6,710,175 and 7,059,774, respectively, and 5,856,867 and 6,284,005 for 2008, respectively.

Liquidity and Capital Resources

The Company entered into a new credit agreement (the “Agreement”) with a bank in June 2008, which was amended and renewed in August 2009. The Agreement, as amended, provides for a line of credit of $1.5 million and is collateralized by substantially all unencumbered assets of the Company. Advances under the Agreement bear interest at the prime rate, plus one-half of one percent (3.75% as of September 30, 2009), with interest payable monthly. Subject to the terms of the Agreement, the Company may request and repay advances from time to time through the expiration date. The Agreement includes certain financial covenants that must be met including a covenant that for a period of not less than thirty (30) consecutive days during the loan term, that no loan amount will be outstanding under the Agreement. The Agreement expires on August 3, 2010. As of September 30, 2009 the Company was in compliance with the terms of its revolving credit agreement and no amounts have been drawn under this facility.

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

The Company had cash and cash equivalents of $5,957,808 at September 30, 2009. Cash provided by operating activities for the nine months ended September 30, 2009 was $5,921,788. Cash generated from operations includes net income of $2,398,919, depreciation and amortization of $1,620,057, deferred income taxes of $1,217,122, minority interest in net income of $597,030, stock-based compensation of $170,494, an increase in provision for doubtful accounts of $21,415, and increases in accounts payable and accrued expenses of $396,288 and $262,699, respectively; and inventory and other expense-noncash of $7,812; offset by increases in accounts receivable, prepaid expenses, deposits and other assets, and gain on disposal of property and equipment of $547,292; $89,329; $125,377, and $8,050, respectively. Cash used in investing activities was $1,104,436 and consisted of the purchase of property and equipment of $517,582, cash distributions of $703,404 to members of limited liability companies, offset by contributions from new members to limited liability companies of $112,500 and proceeds from the sale of equipment of $4,050. Cash used for financing activities was $3,445,651 and consisted of payment of dividends on common stock of $1,989,750, and payments of $1,492,241 on lease obligations; offset by proceeds of $34,740 and $1,600 from equipment refinancing and the exercise of common stock options, respectively.

The Company had cash and cash equivalents of $2,577,791 at September 30, 2008. Cash provided by operating activities for the nine months ended September 30, 2008 was $3,347,051. Cash generated from operations includes net income of $1,885,078, depreciation and amortization of $1,174,050, minority interest in net income of $737,368, stock-based compensation of $203,702, a decrease in inventory of $69,457, an increase in provision for doubtful accounts of $32,524, increases in accounts payable and accrued expenses and other liabilities of $364,281 and $102,019, respectively; offset by increases in accounts receivable of $1,102,861 and prepaid expenses  and deposits and other assets of $81,478 and $8,152, respectively, and gain on disposal of property and equipment of $28,937. Cash used in investing activities was $2,314,557 and consisted of cash paid of $1,399,735 in connection with the acquisition of the assets of the Services Division, purchase of property and equipment of $331,554, cash distributions of $697,621 to members of limited liability companies, offset by contributions from new members to limited liability companies of $84,375 and proceeds from the sale of equipment of $29,978. Cash used for financing activities was $1,498,357 and consisted of payment of dividends on common stock of $1,686,095, and payments on lease and debt obligations of $942,485 and $75,667; offset by net proceeds of $1,130,890 from the private placement of Common Stock and proceeds of $75,000 from equipment refinancing. In addition, during the nine months ended September 30, 2008 we borrowed and repaid $8,172,638 under our previous revolving line of credit agreement.

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

In the third quarter ended September 30, 2009 there were no matters submitted to a vote of security holders.

Item 5.	Other Information

None

Item 6.	Exhibits

Except for the exhibits listed below, other required exhibits have been previously filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

Number	Exhibit Description
10.1	Second Amendment to Credit Agreement, dated August 18, 2009*

11.1	Statement re: computation of earnings per share. See condensed consolidated statement of operations and notes thereto.

31(a)	Rule 13a-14(a) Certification – Chief Executive Officer *

31(b)	Rule 13a-14(a) Certification – Chief Financial Officer *

32(a)	Section 1350 Certification – Chief Executive Officer *

32(b)	Section 1350 Certification – Chief Financial Officer *

99.1	Press Release, dated November 4, 2009 Re: Quarterly Results*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERGENT GROUP INC.

Date: November 10, 2009	By:	/s/ Bruce J. Haber
Name: Bruce J. Haber
Title: Chairman and Chief Executive Officer

Date: November 10, 2009	By:	/s/ William M. McKay
Name: William M. McKay
Title: Chief Financial Officer and Secretary