Form 10-K
period 2009-12-31
EMERGENT GROUP INC/NY
filed 2010-03-24
CIK 1021097

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________ to ______

Commission File Number:  1-34208

 EMERGENT GROUP INC.
(Exact name of Registrant as specified in its charter)

Nevada (State of jurisdiction of incorporation or organization)	93-1215401 (I.R.S. Employer Identification Number)

10939 Pendleton Street
Sun Valley, California 91352
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (818) 394-2800

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $.04 par value	NYSE Alternext US LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act  Yes [  ]   No [X]

Check whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ].

Indicate by check mark whether the Registrant has submitted electronically and posted on it’s corporate Web site, if any, every Interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes [  ]   No [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K [X].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act: smaller reporting company [X].

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

As of June 30, 2009, the number of shares held by non-affiliates was approximately 4,019,000 shares.  The approximate market value based on the last sale (i.e. $8.02 per share as of June 30, 2009) of the Company’s Common Stock was approximately $32,229,000.

The number of shares outstanding of the Registrant’s Common Stock (inclusive of book entry shares that are subject to vesting) as of March 22, 2010, was 6,822,363.

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

PRI Medical’s mobile surgical services focuses on primarily surgical care. Physicians perform surgeries at hospitals or surgery centers by renting PRI Medical’s laser or other equipment and receive PRI Medical’s technical support and expertise that is provided with the equipment, allowing the staff to concentrate on their patient care duties without the distraction of setup and running of the equipment.

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

PRI Medical’s healthcare distribution network allows physicians, hospitals and healthcare facilities access to new medical equipment without the expense of acquisition. PRI Medical is able to help manufacturers bring advanced medical technologies to market by using its distribution channels and its relationships with hospitals, doctors and other healthcare facilities to introduce selected additional surgical products and services to end users on a ‘fee per procedure’ model. PRI Medical had revenues of approximately $30.8 million and $22.8 million in 2009 and 2008, respectively. By making new technologies available to physicians PRI Medical seeks to become a provider of innovative medical device and support services to the healthcare community early in a product’s life cycle.

TRANSACTIONS

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

In connection with the acquisition of the assets of the Services Division, on July 31, 2008, the Company received investment commitments totaling $1,130,890 from 15 investors to purchase the Company’s Common Stock. The commitments consisted of 665,229 Units at an offering price of $1.70 per Unit. Each Unit consisted of one share of Common Stock and a Warrant to purchase 0.6 shares of Common Stock at an exercise price of $1.75 per whole share. The Warrants expire at the close of business on July 31, 2013. Of the 665,229 Units, 533,825 Units (equivalent to $907,503) were purchased by officers and directors of the Company. See “Item 11.”

In May 2009, the Company entered into an agreement to acquire the assets of New York Cryosurgery Equipment LLC, a company which provides mobile cryosurgery equipment and technicians to hospitals for treatment of prostate and renal cancer. This transaction allows us to strengthen our position in the sizeable New York equipment rental market, introduce new customers to our full range of products and services and seek to capitalize on an opportunity that was developing in the medical equipment rental market as physicians considered selling or restructuring of their business interests to comply with the October 2009 deadline arising from a rule change by the U.S. Centers for Medicare & Medicaid Services ("CMS") as described herein.

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

MARKET

PRI Medical currently serves customers in 16 states. Each location is staffed with full-time technicians and sales representatives, as appropriate to the business opportunities. During the years ended December 31, 2009 and 2008, no customer accounted for more than 10% of PRI Medical’s total revenues.

PRI Medical provides mobile laser/surgical services to customers in each market served. Each location is staffed with full-time trained technicians and is equipped with a variety of surgical equipment to meet customer needs. During the years ended December 31, 2009 and 2008, company-wide, PRI Medical performed over 32,000 and 22,000 procedures, respectively.

INVESTMENTS

Investments In Limited Liability Companies

In connection with expanding its business, PRI Medical participates with others in the formation of Limited Liability Companies (“LLCs”) in which it will acquire either a minority or majority interest and the remaining interests are held by other investors. These LLCs acquire certain medical equipment for use in their respective business activities which generally focus on surgical procedures. As of December 31, 2009, PRI Medical holds interests in seven active LLCs located in California and New York. We previously held interests in thirteen LLCs; however, during the second half of 2009, we ceased operations in six LLCs and began the wind-down and dissolution process. PRI Medical will continue to service the customers previously serviced by such LLCs.

The LLCs will acquire medical equipment for rental purposes under equipment financing leases. The third party investors in each respective LLC generally provide the lease financing company with individual proportionate lease guarantees based on their respective ownership percentages in the LLCs. In addition, PRI Medical will provide such financing companies with its corporate guarantee based on its respective ownership interest in each LLC. In certain instances, the Company has provided such financing companies with an overall corporate guarantee in connection with equipment financing transactions. In such instances, the individual investors in each respective LLC will generally indemnify PRI Medical against losses, if any, incurred in connection with its corporate guarantee. See “Risk Factors.”

For the years ended December 31, 2009 and 2008, in accordance with guidance issued by the FASB, the Company accounted for its equity investments in entities in which it holds a non-controlling interest under the full consolidation method whereby transactions between the Company and LLCs have been eliminated through consolidation. “See Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

GOVERNMENT REGULATION

The healthcare industry is subject to extensive federal and state regulation. In 2008, the Centers for Medicare & Medicaid Services (“CMS”) issued new regulations regarding physician ownership of rental equipment. The new regulation required changes in the business methods or ownership of some of the LLCs. Promulgation of new laws and regulations, or changes in or re-interpretations of existing laws or regulations, may significantly affect the Company’s business, operating results or financial condition. The Company is not currently subject to regulation, however, a court or governmental body could make a determination that the Company’s business should be regulated. The Company’s operations might be negatively impacted if it had to comply with government regulations. Furthermore, the manufacturers of medical equipment utilized by the Company are subject to extensive regulation by the Food and Drug Administration (“FDA”). Failure of such manufacturers to comply with FDA regulations could result in the loss of approval by the FDA of such medical equipment, which could adversely affect the Company’s operating results or financial condition. In addition, certain of our customers are subject to the Medicare reimbursement rules and regulations as well as similar state-level regulations. Our business could be negatively impacted if such customers were found to be non-compliant with such regulations and/or ineligible for such reimbursements. As consolidation among physician groups continues and provider networks continue to be created, purchasing decisions may shift to persons with whom the Company has not had prior contact. The Company cannot be certain that it will be able to maintain its physician, vendor and/or manufacturer relationships under such circumstances.

POTENTIAL EXPOSURE TO LIABILITY

Physicians, hospitals and other providers in the healthcare industry are subject to lawsuits, which may allege medical malpractice or other claims. Many of these lawsuits result in substantial defense costs and judgments or settlements. The Company does not engage in the practice of medicine, nor does it control the practice of medicine by physicians utilizing its services or their compliance with regulatory requirements directly applicable to such physicians or physician groups. However, the services the Company provides to physicians, including actions by its technicians, its establishment of protocols and its training programs, could give rise to liability claims. The Company may become involved in material litigation in the future and it is possible that a claim or claims arising from such litigation might exceed the Company’s insurance coverage. Currently, the Company’s current product liability insurance coverage expires in April 2010. In the future, depending on market conditions, there can be no assurances that the Company can maintain such insurance coverage or obtain new coverage from a different insurance carrier should the need arise.

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

EMPLOYEES

As of March 1, 2010, the Company employed 135 full-time persons (including three executive officers), 108 of whom were involved in operations activities (most of these were active as field technicians), 14 of whom were involved in sales and marketing, and 13 of whom were involved in administration, information technology, and accounting. In addition, the Company may employ part-time and occasional employees as technicians to handle overload situations. None of our employees are represented by collective bargaining agreements. We believe that our relationship with our employees is good.

Item 1.A    Risk Factors

WE HAVE INCURRED LOSSES IN THE PAST AND MAY INCUR LOSSES IN THE FUTURE.

For the past several years we have reported positive operating results; however, in 2004 we showed break-even results and incurred significant operating losses in the years preceding 2004. Our ability to generate positive operating results are dependent upon many factors and variables including market conditions for our products and services, changing technologies within the medical equipment industry, and competition. Although we have shown improvement in our net operating results over the last five years, there can be no assurances that we will continue to achieve positive operating results in future periods.

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

NEW GOVERNMENT RULES AND REGULATIONS COULD MATERIALLY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

The Centers for Medicare & Medicaid Services (“CMS”), in the past year, issued a rule that amended regulations that implement the Stark Law. Under the rule, effective October 1, 2009, certain physician-owned ventures (including laser and cryotherapy limited liability companies managed by PRI) will not be able to contract with hospitals for the lease of space or equipment under a per-procedure or per-click payment arrangement if an LLC investor is a physician practicing at the hospital. CMS has also issued an answer in the form of a “Frequently Asked Question” on its website, where it indicates that the provision of lithotripsy services may be considered a service contract and not a lease of space or equipment. Thus, according to the FAQ advice from CMS, our lithotripsy LLCs (even if they have physician investors) may continue to contract with hospitals on a per-procedure payment basis so long as the contract is a service arrangement rather than a leasing arrangement. If the LLC provides a technician and related support when providing lithotripsy services, we believe such arrangement is a service arrangement. We have made changes to our LLCs as a result of the new rules. In this regard, we are in the process of winding down and dissolving six of our LLCs. Although we believe these dissolutions and restructurings will not have a material adverse affect on us, we cannot give you any assurance that they will not have a material adverse effect on our future operations, relationships with physicians, financial condition or results of operations.

In addition, this new rule may make new investments by physicians or other investors in our LLCs less attractive. At this time we are unable to fully assess the extent to which the new rule will affect our future ability to attract new investors. However, if the new rule should have a negative effect on our current investor relationships, then our operations and results of operations could be materially adversely affected.

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

FAILURE TO SUCCESSFULLY COMPLETE AND MANAGE GROWTH STRATEGIES COULD ADVERSELY AFFECT OUR BUSINESS, PROFITABILITY AND GROWTH PROSPECTS.

Part of our growth strategy may include future acquisitions and alliances involving complementary products, services, technologies and businesses. If we are unable to overcome the potential problems and inherent risks related to such acquisitions and alliances, our business, profitability and growth prospects could suffer. Our ability to expand successfully through acquisitions and alliances depends on many factors, including our ability to identify appropriate prospects and negotiate and close transactions. Even if future acquisitions or alliances are completed:

•	we could fail to select the best acquisition or alliance partners;

•	we could fail to effectively plan and manage acquisition or alliance strategies;

•	management’s attention could be diverted by other business concerns;

•	we could encounter problems integrating the acquired or allied operations, technologies or products; and

•	the acquisition or alliance could have adverse effects on our existing business relationships with suppliers and/or customers.

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

POSSIBLE INABILITY TO PAY CASH DIVIDENDS IN THE FUTURE.

For each of the past five fiscal years, we have declared an annual cash dividend ranging from $0.10 per share to $0.40 per share. Our Board of Directors will determine our future dividend policy on the basis of various factors, including our results of operations, financial condition, capital requirements, investment and acquisition opportunities and the potential availability of outside capital in the financial markets. Further, our bank covenants with our primary lender may prohibit or restrict our ability to pay cash dividends in future periods. We can give no assurances that cash or other dividends will be declared and paid in future periods.

Due to these and other factors, we believe that our operating results in future quarters and years may differ from expectations, and quarter-to-quarter and year-to-year comparisons of our past operating results may not be meaningful. You should not rely on our results for any quarter or year as an indication of future performance.

Item 1.B  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

The Company maintains its principal executive offices at 10939 Pendleton Street, Sun Valley, California 91352, where it leases approximately 13,000 square feet of office/warehouse space for its operations. The facility is leased under a five-year lease agreement, which expires in December 2011, and currently provides for monthly rent of approximately $12,912, including reimbursements for common area expenses, tenant improvement costs, property taxes and insurance. Base rent is subject to an annual increase of 4%. The Company also leases an aggregate of approximately 9,300 square feet of space for its field and sales offices located in various states on the west and east coast. Such office/warehouse leases expire on various dates through August 31, 2012. We believe that our present facilities are adequate for our reasonably foreseeable needs.

Item 3. Legal Proceedings

From time to time, we may become involved in litigation arising out of operations in the normal course of business. As of the filing date of this Form 10-K, we are not a party to any pending legal proceedings. The previously outstanding proceeding, Byong Y. Kwon, Plaintiff against Daniel J. Yun, Emergent Group, Inc., Emergent Capital Investment Management, LLC, Metedeconk Holdings, LLC, Voyager Advisors, LLC, Millennium Tradition Limited (f/k/a Millennium Heritage, Limited), Emergent Management Company, LLC, Endurance Advisors, Limited, SK Networks Co., Ltd. (f/k/a SK Global Co., Ltd.), Hye Min Kang, John Does 1-2 and Richard Roes 1-2 (collectively the “Defendants”) was settled on December 7, 2009 with the Company agreeing to pay $15,000 in exchange for a settlement of all actions against the Emergent Group.

Item 4. Reserved

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

Quarters Ended	High	Low
March 31, 2008	3.50	2.95
June 30, 2008	3.20	2.60
September 30, 2008	3.25	2.06
December 31, 2008	8.07	2.99
March 31, 2009	9.54	4.65
June 30, 2009	9.84	6.71
September 30, 2009	8.44	6.55
December 31, 2009	8.18	6.56

All quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

As of May 11, 2009, the record date for our 2009 Stockholders Meeting held on June 29, 2010, there were approximately 1,285 beneficial holders of our common stock whose stock was held in street name and approximately 190 additional stockholders of record. The Company’s transfer agent is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, NY 10038.

In June 2009, Russell Investments announced that our common stock would be included in its reconstituted Russell Microcap Index.

Dividend Policy

In December 2009, the Company’s Board of Directors declared a cash dividend of $0.40 per share payable on January 13, 2010 to stockholders of record on December 23, 2009. In December 2008, the Company’s Board of Directors declared a cash dividend of $0.30 per share to our common stockholders of record on December 29, 2008, which was paid on January 12, 2009. Our Board of Directors will determine our future dividend policy on the basis of various factors, including our results of operations, financial condition, capital requirements, investment and acquisition opportunities and the potential availability of outside capital in the financial markets. Further, our bank covenants with our primary lender may prohibit or restrict our ability to pay cash dividends in future periods. We can give no assurances that cash or other dividends will be declared and paid in future periods.

Recent Sales of Unregistered Securities

During the year ended December 31, 2009, the Company had issuances of unregistered Common Stock as follows:
Date of Sale	Title of Security	Number Sold	Consideration Received, Commissions	Purchasers	Exemption from Registration Claimed

2009	Common Stock	86,781 Shares	Exercise of Warrants; $77,207 received in cash and $19,528 received through cancellation of Warrants	Accredited Investors	Section 3(a)(9)- Exchange of Securities

Recent Purchases of Securities

During the year ended December 31, 2009, the Company repurchased 27,942 common shares from a former employee pursuant to the terms and conditions of a settlement agreement and mutual release. Such shares were originally purchased in connection with the Company’s private placement of common stock in 2008, as discussed herein. In addition, during 2009 the Company cancelled 29,412 of unvested restricted Common Stock as a result of employee terminations.

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

The acquisition of the Services Division in 2008 impacts our operating results for 2009 and 2008 and the comparability of one period to another as discussed herein.

Unaudited Pro Forma Results of Operations for the Years Ended December 31, 2008

The historical operating results for the Company include the operating results for the Services Division from August 9, 2008 to December 31, 2008. Presented below are the comparative summarized pro forma operating results and earnings per share for the Company assuming that the acquisition of assets of the Services Division had been completed on January 1, 2008.

Pro Forma Results of Operations
Year Ended December 31,2008

Pro forma revenue	$27,183,969

Pro forma income from operations	$4,525,962

Pro forma provision for income taxes	$(246,293)

Pro forma deferred tax benefit	$1,331,512

Pro forma net income	$4,398,841

Pro forma basic earnings per share	$0.69

Pro forma diluted earnings per share	$0.65

The unaudited pro forma condensed results of operations for 2008 includes pro forma adjustments to adjust depreciation and amortization expense based on asset values and related depreciation and amortization periods ascribed by the Company, interest expense incurred in connection with acquisition financing, certain acquisition related costs, and the estimated impact on state taxes related to the income of the Services Division. In connection with the acquisition transaction Emergent raised additional capital through the private placement of its Common Stock and the issuance of Warrants to purchase Common Stock in July 2008. The pro forma common and fully diluted shares outstanding assume completion of this transaction on January 1, 2008 and include the effects of this transaction in its basic and fully diluted shares outstanding. The issuance of the Warrants resulted in compensation expense of $93,937, which is also included in the pro forma adjustments for 2008.

The unaudited pro forma results for 2008 are not necessarily indicative of what actual results would have resulted had the acquisition transaction described herein occurred on the dates stated above nor do they purport to indicate the results of future operations of Emergent and the Services Division acquired from PhotoMedex, Inc. Furthermore, no effect has been given in the unaudited pro forma condensed statements of income for synergistic benefits that may be realized from the acquisition of the Services Division or costs incurred in integrating operations. The unaudited condensed pro forma combined statements of income as presented herein should be read in conjunction with the accompanying notes, the historical financial statements and notes to the financial statements of Emergent set forth in Emergent’s periodic and current reports filed with the Securities and Exchange Commission and the carve-out audited and unaudited financial statements and notes of the Services Division as previously filed in Form 8-K.

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

Stock-Based Compensation. Compensation costs related to stock options are determined in accordance with guidance issued by the FASB, using the modified prospective method. Under this method, compensation cost recognized during the years ended December 31, 2009 and 2008 includes compensation cost for all share-based payments granted prior to but not yet vested as of January 1, 2006, and all grants subsequent to that date, based on the grant date fair value, which is amortized over the remaining vesting period for such options. During 2009 and 2008 we issued 40,000 and 35,000 stock options to various employees, respectively. Such options generally vest in equal installments over five years and unvested options are subject to forfeiture should the respective employee leave the company. Compensation costs related to total stock options outstanding for the years ended December 31, 2009 and 2008 were $24,140 and $12,459, respectively. In addition, as discussed herein, the Company issues restricted shares from time to time to officers and directors and to employees. Compensation costs related to such shares is determined on the issuance date and is amortized over the related vesting period.

Results of Operations

The following table sets forth certain selected condensed consolidated statement of operations data for the periods indicated:

	Year Ended December 31,
	2009	%	2008	%

Revenue	$30,756,460	100%	$22,785,922	100%
Cost of goods sold	18,266,007	59%	13,354,071	59%

Gross profit	12,490,453	41%	9,431,851	41%

Selling, general, and administrative expenses	6,008,500	20%	5,241,682	23%

Income from operations	6,481,953	21%	4,190,169	18%

Other income (expense)	(261,705)	-1%	(190,916)	-1%

Income before provision for income
taxes, deferred tax benefit (expense) and non-controlling interest	6,220,248	20%	3,999,253	17%
Provision for income taxes	(566,852)	-2%	(225,641)	-1%
Deferred tax benefit (expense)	(1,668,244)	-5%	1,331,512	6%

Income before non-controlling interest	3,985,152	13%	5,105,124	22%

Non-controlling interest in income of consolidated
limited liability companies	(700,084)	-2%	(960,994)	-4%
Net income	$3,285,068	11%	$4,144,130	18%

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

The Company generated revenues of $30,756,460 in 2009 compared to $22,785,922 in 2008. The increase in revenues in 2009 of $7,970,538, or 35% is primarily related to an increase in revenues from our surgical procedures and to the inclusion of revenues from the Services Division for all of 2009. For 2008, revenues from the Services Division are included in our operating results from August 9, 2008 (date of acquisition) to December 31, 2008. “See Unaudited Pro Forma Results of Operations for the Year Ended December 31, 2008.”

Cost of goods sold was $18,266,007 and $13,354,071 for 2009 and 2008, respectively, or 59% of revenues for both 2009 and 2008, respectively. Costs of goods sold primarily consist of payroll costs and related expenses for technicians, cost of disposables consumed, depreciation and amortization related to equipment, insurance costs and other operating costs incurred in rendering mobile medical equipment and technician services. The overall increase in cost of goods sold of $4,911,936 or 37% for 2009 is due to the increase in revenues discussed above and its impact on disposable costs, payroll and related costs. Depreciation and amortization expense increased due to equipment purchases in 2009 and 2008. The net change in other cost categories included in cost of goods sold remained relatively consistent in 2009 compared to 2008.

Gross profit from operations was $12,490,453 in 2009 as compared to $9,431,851 in 2008. Gross profit as a percentage of revenues was 41% for both 2009 and 2008, respectively. Gross margins after disposable costs will vary depending on the type of surgical procedure performed due to the fact that certain procedures require more expensive disposable items. In addition, gross margin rates will vary from period to period depending upon other factors including pricing considerations, and equipment and technician utilization rates. The gross margin for 2009 is not necessarily indicative of the margins that may be realized in future periods.

Selling, general, and administrative expenses were $6,008,500 or 20% of revenues for 2009 and $5,241,682 or 23% of revenues for 2008. Such costs include, among others, payroll and related expenses, insurance costs and occupancy costs. The increase in selling, general and administrative expenses of $766,818 in 2009 is primarily related to increases in performance-based incentive compensation and to increases in sales management and other payroll related expenses.

Other income (expense) was $(261,705) in 2009 compared to $(190,916) in 2008. Other income (expense) includes interest income and expense, gains and losses on disposal of property and equipment, and other miscellaneous income and expense items. The net increase in other expense of $70,789 is primarily related to an increase in net interest expense of $42,672, and to decreases in gain on disposal of property and equipment other income of $28,117. The net increase in interest expense relates to new equipment leases entered into during 2009 and the second half of 2008, including the equipment financing lease incurred in connection with the acquisition of the Services Division in August 2008. The decreases in gain on disposal of equipment and other income relates to decreases in such miscellaneous transactions in 2009 compared to 2008.

The non-controlling interest (ownership interests held by third-parties) in net income of limited liability companies was $700,084 in 2009 compared to $960,994 in 2008. As of December 31, 2009 we held ownership interests in seven operating LLCs. During the second half of 2009 we ceased operations in six of our LLCs and are in the process of winding-down and dissolving such entities. As of December 31, 2009 and 2008, in accordance with guidance issued by the FASB, the Company accounted for its equity investments in entities in which it holds a non-controlling interest under the full consolidation method.

Net income was $3,285,068 in 2009 compared to $4,144,130 in 2008. Provision for income taxes and deferred tax expense were $566,852 and $1,668,244, respectively, in 2009. In 2008 our provision for income taxes was $225,641. During the fourth quarter of 2008 we recognized a net deferred tax benefit of $1,331,512 related to operating losses from prior years. We did not reverse the valuation allowance until it was “more likely than not” that the tax asset would be realized. The provision for income taxes of $566,852 and deferred tax expense of $1,668,244 as of December 31, 2009 is comprised of state taxes, federal Alternative Minimum Taxes (AMT), and the utilization of deferred income tax assets. As of December 31, 2009 the Company has net operating loss carryforwards of approximately $3.4 million for federal tax purposes. The provision for income taxes of $225,641 as of December 31, 2008 is related to state taxes and to Alternative Minimum Taxes (AMT) and the ultilization of deferred income tax assets. Basic net income per share for 2009 and 2008 was $0.49 and $0.69 (or $0.47 before the recognition of the net deferred tax benefits), respectively, while fully diluted net income per share for 2009 and 2008 was $0.47 and $0.65 (or $0.44 per share before the recognition of the net deferred tax benefits), respectively. Basic and fully diluted weighted average shares outstanding for 2009 were 6,724,465 and 6,983,901, respectively, and 6,003,420 and 6,385,629 for 2008, respectively.

Liquidity and Capital Resources

The Company entered into a new credit agreement (the “Agreement”) with a bank in June 2008, which was amended and renewed in August 2009. The Agreement, as amended, provides for a line of credit of $1.5 million and is collateralized by substantially all unencumbered assets of the Company. Advances under the Agreement bear interest at the prime rate, plus one-half of one percent (3.75% as of December 31, 2009), with interest payable monthly. Subject to the terms of the Agreement, the Company may request and repay advances from time to time through the expiration date. The Agreement includes certain financial covenants that must be met including a covenant that for a period of not less than thirty (30) consecutive days during the loan term, that no loan amount will be outstanding under the Agreement. The Agreement expires on August 3, 2010. As of December 31, 2009 the Company was in compliance with the terms of its revolving credit agreement and no amounts have been drawn under this facility.

In connection with the acquisition of the Services Division, we entered into an equipment lease financing loan with a bank for $1,750,000. The equipment lease is collaterialized by the acquired assets and other assets of the Company and provides for monthly payments of principal and interest of $46,378 commencing on September 1, 2008 over 42 months, with interest at 6.4%. The lease financing agreement also requires Emergent to meet certain financial covenants over the loan term. As of the filing date of this Form 10-K, the Company was in compliance with such financial covenants.

In connection with the acquisition of the assets of the Services Division, on July 31, 2008, the Company received gross proceeds totaling $1,130,890 from 15 investors who purchased the Company’s Common Stock and Warrants. In this regard, the Company sold 665,229 Units at an offering price of $1.70 per Unit. Each Unit consisted of one share of Common Stock and a Warrant to purchase 0.6 shares of Common Stock at an exercise price of $1.75 per whole share. The Warrants expire at the close of business on July 31, 2013. Of the 665,229 Units, 533,825 Units (equivalent to $907,503) were purchased by officers and directors of the Company. During 2009 and 2008, Warrants to purchase a total of 97,940 and 262,058 of Common Shares, respectively, were exercised with the issuance of 86,781 and 161,358 common shares, respectively. In 2009 and 2008, the Company received proceeds of $77,207 and $61,765, respectively, in connection with the exercise of such Warrants.

The Company had cash and cash equivalents of $7,427,165 at December 31, 2009. Cash provided by operating activities for the year ended December 31, 2009 was $8,060,840. Cash generated from operations includes net income of $3,285,068, depreciation and amortization of $2,190,257, deferred income taxes of $1,668,244, non-controlling interest in income of $700,084, stock-based compensation of $229,988, an increase in provision for doubtful accounts of $24,720, and increases in accounts payable and accrued expenses of $85,136 and $483,969, respectively; and other expense of $13,641; offset by increases in accounts receivable, inventory, prepaid expenses, deposits and other assets, and gain on disposal of property and equipment of $267,009, $52,383, $149,062, $121,846 and $29,967, respectively. Cash used in investing activities was $1,291,476 and consisted of the purchase of property and equipment of $473,829, cash distributions of $949,597 to members of limited liability companies, offset by contributions from new members to limited liability companies of $127,500 and proceeds from the sale of equipment of $4,450. Cash used for financing activities was $3,928,306 and consisted of payment of dividends on common stock of $1,989,750, payments of $2,021,679 on lease obligations, and payment of $39,118 for the buy-back of common stock; offset by proceeds of $34,740 and $87,501 from equipment refinancing and the exercise of common stock options and warrants, respectively.

The Company had cash and cash equivalents of $4,586,107 at December 31, 2008. Cash provided by operating activities for the year ended December 31, 2008 was $6,022,993. Cash generated from operations includes net income of $4,144,130, depreciation and amortization of $1,689,785, non-controlling interest in income of $960,994, stock-based compensation of $251,478, a decrease in inventory of $135,369, an increase in provision for doubtful accounts of $41,524, increases in accounts payable and accrued expenses and other liabilities of $473,607 and $513,764, respectively; offset by the recognition of non-cash deferred tax benefits of $1,331,512, gain on disposal of property and equipment of $28,937, increases in accounts receivable of $741,608 and prepaid expenses and deposits and other assets of $66,906 and $18,695, respectively. Cash used in investing activities was $2,549,696 and consisted of cash paid of $1,399,735 in connection with the acquisition of the assets of the Services Division, purchase of property and equipment of $337,861, cash distributions of $950,828 to members of limited liability companies, offset by contributions from new members to limited liability companies of $108,750 and proceeds from the sale of equipment of $29,978. Cash used for financing activities was $1,930,844 and consisted of payment of dividends on common stock of $1,686,095, and payments on lease and debt obligations of $1,406,975 and $100,889; offset by net proceeds of $1,126,270 from the private placement of Common Stock, proceeds of $75,000 from equipment refinancing and proceeds from the exercise of warrants and stock options of $61,845. In addition, during the year ended December 31, 2008 we borrowed and repaid $8,172,638 under our previous revolving line of credit agreement.

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

Item 7A. Quantitative and Qualitative  Disclosures About Market Risks.

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

EMERGENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

EMERGENT GROUP INC. AND SUBSIDIARIES
CONTENTS
December 31, 2009 and 2008

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	F-2

Consolidated Statements of Income	F-3

Consolidated Statements of Shareholders’ Equity	F-4

Consolidated Statements of Cash Flows	F-5

Notes to Consolidated Financial Statements	F-6 - F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Emergent Group Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Emergent Group Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emergent Group Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

ROSE, SNYDER & JACOBS
A Corporation of Certified Public Accountants

Encino, California
March 19, 2010

Emergent Group Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2009	2008
ASSETS

Current assets
Cash	$7,427,165	$4,586,107
Accounts receivable, net of allowance for doubtful
accounts of $83,704 and $58,984	4,006,123	3,759,834
Inventory, net	889,526	837,143
Prepaid expenses	380,825	231,763
Deferred income taxes	557,630	986,000

Total current assets	13,261,269	10,400,847

Property and equipment, net of accumulated depreciation and
amortization of $9,031,136 and $7,247,482	5,545,492	6,070,228
Goodwill	1,120,058	1,120,058
Deferred income taxes	21,126	1,261,000
Other intangible assets, net of accumulated amortization of
$300,672 and $226,997	455,265	403,152
Deposits and other assets	80,992	84,934

Total assets	$20,484,202	$19,340,219

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Current portion of capital lease obligations	$1,901,272	$1,909,057
Dividends payable	2,710,817	1,989,750
Accounts payable	1,440,122	1,538,797
Accrued expenses and other liabilities	2,456,315	1,997,312

Total current liabilities	8,508,526	7,434,916

Capital lease obligations, net of current portion	2,670,942	3,344,820

Total liabilities	11,179,468	10,779,736

Commitments and contingencies, note 8	-	-

Shareholders' equity
Preferred stock, $0.001 par value, non-voting 10,000,000
shares authorized, no shares issued and outstanding	-	-
Common stock, $0.04 par value, 100,000,000 shares authorized
6,776,118 and 6,631,576 shares issued and outstanding	271,042	265,260
Additional paid-in capital	16,507,958	16,235,368
Accumulated deficit	(8,062,324)	(8,636,575)

Total Emergent Group equity	8,716,676	7,864,053
Non-Controlling Interest	588,058	696,430
Total shareholders' equity	9,304,734	8,560,483

Total liabilities and shareholders' equity	$20,484,202	$19,340,219

The accompanying notes are an integral part of these financial statements.

Emergent Group Inc. and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
	2009	2008

Revenue	$30,756,460	$22,785,922
Cost of goods sold	18,266,007	13,354,071

Gross profit	12,490,453	9,431,851

Selling, general, and administrative expenses	6,008,500	5,241,682

Income from operations	6,481,953	4,190,169

Other income (expense)
Interest expense, net	(338,607)	(295,935)
Gain on disposal of property and equipment	29,967	28,937
Other income, net	46,935	76,082

Total other income (expense)	(261,705)	(190,916)

Income before provision for income taxes, deferred tax
benefit (expense), and non-controlling interest	6,220,248	3,999,253
Provision for income taxes	(566,852)	(225,641)
Deferred tax benefit (expense)	(1,668,244)	1,331,512

Income before non-controlling interest	3,985,152	5,105,124

Non-controlling interests in income of consolidated
limited liability companies	(700,084)	(960,994)

Net income	$3,285,068	$4,144,130

Basic earnings per share	$0.49	$0.69

Diluted earnings per share	$0.47	$0.65

Basic weighted average shares outstanding	6,724,465	6,003,420

Diluted weighted-average shares outstanding	6,983,901	6,385,629

The accompanying notes are an integral part of these financial statements.

Emergent Group Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2008	5,619,392	$224,772	$14,836,263	$(10,790,955)	$4,270,080

Common stock issued as restricted stock awards,
net of 3,000 shares cancelled	132,409	5,296	(5,296)		-

Exercise of common stock options	17,894	716	(636)		80

Exercise of common stock warrants	196,652	7,867	53,898		61,765

Stock-based compensation			157,540		157,540

Warrant expense related to private placement			93,938		93,938

Common stock issued related to private placement	665,229	26,609	1,099,661		1,126,270

Dividend declared to common shareholders				(1,989,750)	(1,989,750)

Net income				4,144,130	4,144,130
					-

Balance, December 31, 2008	6,631,576	265,260	16,235,368	(8,636,575)	7,864,053

Common stock issued as restricted stock awards,
net of 29,412 shares cancelled	24,088	964	(964)		-

Exercise of common stock options	61,615	2,465	7,829		10,294

Exercise of common stock warrants	86,781	3,471	73,736		77,207

Stock-based compensation			229,989		229,989

Repurchase of common stock	(27,942)	(1,118)	(38,000)		(39,118)

Dividend declared to common shareholders				(2,710,817)	(2,710,817)

Net income				3,285,068	3,285,068

Balance, December 31, 2009	6,776,118	$271,042	$16,507,958	$(8,062,324)	$8,716,676

The accompanying notes are an integral part of these financial statements.

Emergent Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008

Cash flows from operating activities
Net income	$3,285,068	$4,144,130
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,190,257	1,685,618
Amortization of finance fees	-	4,167
Gain on disposal of property and equipment	(29,967)	(28,937)
Provision for doubtful accounts	24,720	41,524
Non-controlling interest in income	700,084	960,994
Stock-based compensation	229,988	251,478
Deferred income taxes	1,668,244	(1,331,512)
Other expense	13,641	-
(Increase) decrease in assets and liabilities, net of assets acquired
Accounts receivable	(267,009)	(741,608)
Inventory	(52,383)	135,369
Prepaid expenses	(149,062)	(66,906)
Deposits and other assets	(121,846)	(18,695)
Increase (decrease) in
Accounts payable	85,136	473,607
Accrued expenses and other liabilities	483,969	513,764

Net cash provided by operating activities	8,060,840	6,022,993

Cash flows from investing activities
Purchase of property and equipment	(473,829)	(337,861)
Purchase of assets from PhotoMedex	-	(1,399,735)
Cash paid to members of limited liability companies	(949,597)	(950,828)
Contributions from new members to limited liability companies	127,500	108,750
Proceeds from the sale of property and equipment	4,450	29,978

Net cash used in investing activities	(1,291,476)	(2,549,696)

Cash flows from financing activities
Payments on capital lease obligations	(2,021,679)	(1,406,975)
Payments on dividends declared	(1,989,750)	(1,686,095)
Borrowings under line of credit	-	8,172,638
Repayments on line of credit	-	(8,172,638)
Payments on notes payable	-	(100,889)
Payments on repurchase of common stock	(39,118)	-
Proceeds from private placement of common stock	-	1,126,270
Proceeds from equipment refinancing	34,740	75,000
Proceeds from exercise of options to purchase common stock	10,294	80
Proceeds from exercise of warrants to purchase common stock	77,207	61,765

Net cash used in financing activities	(3,928,306)	(1,930,844)

Net increase in cash	2,841,058	1,542,453

Cash, beginning of period	4,586,107	3,043,654

Cash, end of period	$7,427,165	$4,586,107

Supplemental disclosures of cash flow information:
Interest paid	$358,346	$323,834

Income taxes paid	$638,347	$373,310

Supplemental schedule of noncash investing and financing activities:

During the year ended December 31, 2009 and 2008, the Company incurred capital lease obligations of $1,340,016 and $3,175,944, respectively, for medical equipment. The lease obligation of $3,175,944 incurred during the year ended December 31, 2008 includes $1,750,000 of equipment financing incurred in connection with the acquisition of the assets of the Services Division from PhotoMedex, Inc. as further discussed herein. In addition, equipment purchases of $198,015 are included in accounts payable in the accompanying balance sheet as of December 31, 2009 for which the Company is arranging lease financing.

The accompanying notes are an integral part of these financial statements.

EMERGENT GROUP INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

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

Acquisition
As further discussed herein, on August 8, 2008 the Company acquired the assets of the Surgical Services Division (the “Services Division”) of PhotoMedex, Inc. The operating results for the year ended December 31, 2008 include the results of operations for the Services Division from August 9, 2008 to December 31, 2008. In addition, unaudited pro forma information is presented in Note 13 below for 2008 assuming that the acquisition of assets had occurred on the dates stated therein.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include the accounts of Emergent and its wholly owned subsidiaries. In addition, in accordance with guidance issued by the Financial Accounting Standards Board (“FASB”), the Company has accounted for its equity investments in its limited liability companies under the full consolidation method. All significant inter-company transactions and balances have been eliminated through consolidation.

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
December 31, 2009 and 2008

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

Impairment of Long-Lived Assets and Intangibles
The Company reviews its long-lived assets for impairment in accordance with guidance issued by the FASB on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are not considered recoverable, the Company will recognize an impairment charge that is measured by the amount by which the carrying amount exceeds the fair value of the assets. In addition to goodwill, other intangible assets include covenants not-to-compete and customer lists of $455,265 and $403,152, net of accumulated amortization, as of December 31, 2009 and 2008, respectively. Covenants not-to-compete and customer lists are generally amortized over their estimated useful lives of five to ten years. The Company, in accordance with guidance issued by the FASB, reviews goodwill for impairment at least annually or whenever events or circumstances are more likely than not to reduce the fair value of goodwill below its carrying amount. The annual amortization of intangible assets for each of the next five years is as follows:

Year Ending
December 31,	Amount

2010	$91,294
2011	65,044
2012	62,544
2013	55,044
2014	49,754
Total Amortization	$323,680

EMERGENT GROUP INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Fair Value of Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value in the accompanying consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level Input:	Input Definition:
Level I	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level II	Inputs, other than quoted prices included in Level I, that are observable for the asset or liability through corroboration with market data at the measurement date.
Level III	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The following table summarizes fair value measurements by level at December 31, 2009 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total

Cash and cash equivlents	$7,427,165	$-	$-	$7,427,165

For certain of the Company’s financial instruments, including cash and money market funds, accounts receivable, prepaid expenses, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

Stock-Based Compensation
On May 5, 2009, the Board approved establishing an Employee Benefit and Compensation Plan (the"2009 Plan") covering 300,000 shares with an effective date of June 29, 2009, the date of stockholder ratification of the 2009 Plan. In April 2002, the Company adopted the 2002 Employee Benefit and Consulting Services Compensation Plan (the “2002 Plan”). Our 2002 Plan and 2009 Plan are substantially identical, except as to the number of shares covered by each respective plan and the 2009 Plan permits issuance of incentive stock options. The 2002 Plan and 2009 Plan are collectively referred to herein as the "Plans." No stock options have been issued under our 2009 Plan.

Compensation costs related to stock options are determined in accordance with guidance issued by the FASB. Company determines the fair value of option grants based on the Black-Scholes option-pricing model using the modified prospective method. Under this method, compensation cost recognized during the years ended December 31, 2009 and 2008 includes compensation cost for all share-based payments granted prior to but not yet vested as of January 1, 2006, and all grants subsequent to that date, based on the grant date fair value, which is amortized over the remaining vesting period for such options.

Advertising Expense
The Company expenses advertising in the periods the services are performed. For the years ended December 31, 2009 and 2008, advertising expense was $21,780 and $48,400, respectively.

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

EMERGENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Earnings Per Share
Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. As of December 31, 2009 and 2008, common stock equivalents used in determining fully diluted shares outstanding consist only of options and warrants to purchase common stock. The components of basic and diluted earnings per share are as follows:

	Year Ended
	December 31,
	2009	2008

Numerator -
Net income attributable to common
shareholders	$3,285,068	$4,144,130
Denominator -
Weighted-average number of common
shares outstanding during the period	6,724,465	6,003,420
Dilutive effect of stock options and warrants	259,436	382,209
Common stock and common stock
equivalents used for diluted earnings per share	6,983,901	6,385,629

Estimates
The preparation of financial statements requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We use authoritative pronouncements, historical experience and other data as the basis for making judgments. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In August 2009, the FASB issued ASU 2009-15, which changes the fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 input fair value measurements. This ASU is effective on January 1, 2010. Adoption of this ASU will not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued changes to the accounting for variable interest entities. These changes require an enterprise to perform an analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. These changes become effective for us beginning on January 1, 2010. The adoption of this change is not expected to have a material impact on our consolidated financial statements.

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

EMERGENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Recently Adopted Accounting Pronouncements
On September 30, 2009, we adopted changes issued by the FASB to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification  (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates (ASUs). ASUs will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on our consolidated financial statements.

On July 1, 2009, we adopted changes issued by the FASB to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, otherwise known as “subsequent events.” Specifically, these changes set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of these changes had no impact on our consolidated financial statements as management already followed a similar approach prior to the adoption of this new guidance.

On June 30, 2009, we adopted changes issued by the FASB to fair value disclosures of financial instruments. These changes require a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. Other than the required disclosures (see Fair Value Measurements above), the adoption of these changes had no impact on our consolidated financial statements.

On June 30, 2009, we adopted changes issued by the FASB to fair value accounting. These changes provide additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly. This guidance is necessary to maintain the overall objective of fair value measurements, which is, that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The adoption of these changes had no impact on our consolidated financial statements.

EMERGENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

On June 30, 2009, we adopted changes issued by the FASB to the recognition and presentation of other-than-temporary impairments. These changes amend existing other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The adoption of these changes had no impact on our consolidated financial statements.

On January 1, 2009, we adopted changes issued by the FASB to accounting for business combinations. While retaining the fundamental requirements of accounting for business combinations, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination, these changes define the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. These changes require an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This guidance also requires (i) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period; otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met; (ii) contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be recognized initially at fair value; (iii) subsequent measurements of assets and liabilities arising from contingencies be based on a systematic and rational method depending on their nature and contingent consideration arrangements be measured subsequently; and (iv) disclosures of the amounts and measurement basis of such assets and liabilities and the nature of the contingencies. Additionally, these changes require acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price. We have not engaged in any significant acquisitions since this new guidance was issued, so there has been no impact to our consolidated financial statements.

On January 1, 2009, we adopted changes issued by the FASB to accounting for intangible assets. These changes amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset outside of a business combination and the period of expected cash flows used to measure the fair value of an intangible asset in a business combination. The adoption of these changes did not have a material impact on our consolidated results of operations, financial position or cash flows, and the required disclosures regarding our intangible assets are included herein.

EMERGENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

On January 1, 2009, we adopted changes issued by the FASB to consolidation accounting and reporting that establish accounting and reporting for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance defines a non-controlling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. These changes require, among other items, that a non-controlling interest be included in the consolidated balance sheet within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and non-controlling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and non-controlling interest all in the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The adoption of these changes had no impact on our consolidated financial statements.

On January 1, 2009, we adopted changes issued by the FASB to fair value accounting and reporting as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the consolidated financial statements on at least an annual basis. These changes define fair value, establish a framework for measuring fair value in GAAP, and expand disclosures about fair value measurements. This guidance applies to other GAAP that require or permit fair value measurements and is to be applied prospectively with limited exceptions. The adoption of these changes, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on our consolidated financial statements. These provisions will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of these changes.

NOTE 3- INVENTORY

Inventory consists of the following:

	December 31,
	2009	2008
Fibers, kits and other disposables	$927,832	$881,472
Less: reserve for excess/obsolete inventory	(38,306)	(44,329)

Total	$889,526	$837,143

EMERGENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 4 - EQUITY INVESTMENT IN LIMITED LIABILITY COMPANIES

In connection with expanding its business, PRI Medical participates with others in the formation of Limited Liability Companies (“LLCs”) in which it will acquire either a minority or majority interest and the remaining interests are held by other investors. These LLCs acquire certain medical equipment for use in their respective business activities which generally focus on surgical procedures. As of December 31, 2009, PRI Medical holds interests in seven active LLCs located in California and New York. We previously held interests in thirteen LLCs; however, during the second half of 2009, we ceased operations in six LLCs and began the wind-down and dissolution process. We purchased the assets, primarily representing a customer list, from one such LLC for $88,288. The purchase price is due in two equal installments the first of which was paid in November 2009 with the second installment due in early 2010. In addition, during 2009 we helped to form two new LLCs. Such LLCs acquired medical equipment for rental purposes under equipment financing leases. The third party investors in each respective LLC generally provide the lease financing company with individual proportionate lease guarantees based on their respective ownership percentages in the LLCs. In addition, PRI Medical will provide such financing companies with its corporate guarantee based on its respective ownership interest in each LLC. In certain instances, PRI Medical has provided such financing companies with an overall corporate guarantee in connection with equipment financing transactions. In such instances, the individual investors in each respective LLC will generally indemnify PRI Medical against losses, if any, incurred in connection with its corporate guarantee.

For the years ended December 31, 2009 and 2008, in accordance with guidance issued by the FASB, the Company accounted for its equity investments in LLCs in which it holds a non-controlling interest under the full consolidation method whereby transactions between the Company and LLCs have been eliminated through consolidation.

The changes in non-controlling interests for the years ended December 31, 2009 and 2008 are as follows:

Amount

Balance, January 1, 2008	$592,807
Non-controlling interest in income	960,994
Cash paid to members of limited liability companies	(950,828)
Contributions from new members to limited liability companies	108,750
Deemed distributions	(15,293)

Balance, December 31, 2008	696,430

Non-controlling interest in income	700,084
Cash paid to members of limited liability companies	(949,597)
Contributions from new members to limited liability companies	127,500
Other expense	13,641

Balance, December 31, 2009	$588,058

EMERGENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2009	2008
Rental equipment	$13,341,920	$12,083,492
Furniture and fixtures, including computers	422,390	368,916
Capitalized software cost	161,777	161,777
Transportation equipment	565,839	618,823
Leasehold improvements	84,702	84,702

	14,576,628	13,317,710
Less accumulated depreciation and amortization	9,031,136	7,247,482
Total	$5,545,492	$6,070,228

The historical cost value and net book value of property and equipment under lease financing at December 31, 2009 is $8,826,608 and $4,606,435, respectively, and $7,576,999 and $5,018,181, respectively, as of December 31, 2008.

Depreciation and amortization expense for property and equipment was $2,116,581 and $1,630,970 for the years ended December 31, 2009 and 2008, respectively.

NOTE 6 - LINE OF CREDIT

The Company entered into a new credit agreement (the “Agreement”) with a bank in June 2008, which was amended and renewed in August 2009. The Agreement, as amended, provides for a line of credit of $1.5 million and is collateralized by substantially all unencumbered assets of the Company. Advances under the Agreement bear interest at the prime rate, plus one-half of one percent (3.75% as of December 31, 2009), with interest payable monthly. Subject to the terms of the Agreement, the Company may request and repay advances from time to time through the expiration date. The Agreement includes certain financial covenants that must be met including a covenant that for a period of not less than thirty (30) consecutive days during the loan term, that no loan amount will be outstanding under the Agreement. The Agreement expires on August 3, 2010. As of December 31, 2009 the Company was in compliance with the terms of its revolving credit agreement and no amounts have been drawn under this facility.

In connection with the acquisition of the Services Division, we entered into an equipment lease financing loan with a bank for $1,750,000. The equipment lease is collaterialized by the acquired assets and other assets of the Company and provides for monthly payments of principal and interest of $46,378 commencing on September 1, 2008 over 42 months, with interest at 6.4%. The lease financing agreement also requires Emergent to meet certain financial covenants over the loan term. As of December 31, 2009 the Company was in compliance with terms of this loan agreement.

The Company incurred total net interest expense of $338,607 and $295,935 for the years ended December 31, 2009 and 2008, respectively, under its various lease obligations.

EMERGENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 7 - ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consists of the following:

	December 31,
	2009	2008
Accrued payroll and payroll related amounts	$1,740,342	$1,378,082
Accrued payable – vendors	53,262	76,687
Accrued professional fees	51,718	71,308
Sales taxes payable	144,732	137,533
Other	466,261	333,702
Total	$2,456,315	$1,997,312

During 2009, the Company purchased certain assets, primarily representing a customer list, from the third party members one LLC for which the Company serves as its Managing Member. The purchase price of $88,288 is due in two equal installments, the first of which was paid in November 2009 with the second installment due in early 2010. The net balance due of $40,788 is included in accrued expenses and other liabilities in the accompanying balance sheet as of December 31, 2009.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating and Capital Leases
The Company maintains its principal executive offices in Sun Valley, California, where it leases approximately 13,000 square feet of office/warehouse space for its operations. The facility is leased under a five-year lease agreement, which currently provides for monthly rent of approximately $12,912, including reimbursements for common area expenses, tenant improvement costs, property taxes and insurance. Base rent is subject to an annual increase of 4%. Total base rent expense incurred for the years ended December 31, 2009 and 2008 was $134,300 and $128,176, respectively. In addition, the Company leases several other office/warehouse facilities in various states in the Western and Eastern United States with a total of approximately 9,300 square feet. Total rent expense incurred for these facilities was $110,617 and $74,844 for the years ended December 31, 2009 and 2008, respectively.

The Company leases certain of its vehicles under various operating and financing leases. The operating leases are scheduled to expire on various dates through June 2013. Thereafter, such leases will continue under a month-to-month lease term until such time the vehicles are either returned to the lessor or purchased. Total rental expenses for vehicles for the years ended December 31, 2009 and 2008 was $170,727 and $146,162, respectively.

At December 31, 2009 the Company is obligated under certain capital equipment leases with various finance companies, including the equipment lease financing incurred in August 2008 in connection with the acquisition of the assets of the Services Division. The capital leases provide for interest at rates between 5.8% and 10.2% per annum. The monthly capital lease payments range between $917 and $46,378 and terminate through November 2014.

EMERGENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Future minimum lease payments under operating and capital leases at December 31, 2009 are as follows:

Year Ending December 31,	Operating Leases	Capital Leases
2010	$225,147	$2,165,947
2011	200,908	1,714,469
2012	13,706	794,203
2013	-	276,200
2014	-	84,746
Total minimum lease payments	$439,761	5,035,565

Less amounts representing interest		463,351
Less current portion		1,901,272

Long-term portion		$2,670,942

Litigation
From time to time, we may become involved in litigation arising out of operations in the normal course of business. As of the filing date of this Form 10-K, we are not a party to any pending legal proceedings. The previously outstanding proceeding, Byong Y. Kwon, Plaintiff against Daniel J. Yun, Emergent Group, Inc., Emergent Capital Investment Management, LLC, Metedeconk Holdings, LLC, Voyager Advisors, LLC, Millennium Tradition Limited (f/k/a Millennium Heritage, Limited), Emergent Management Company, LLC, Endurance Advisors, Limited, SK Networks Co., Ltd. (f/k/a SK Global Co., Ltd.), Hye Min Kang, John Does 1-2 and Richard Roes 1-2 (collectively the “Defendants”) was settled on December 7, 2009 with the Company agreeing to pay $15,000 in exchange for a settlement of all actions against the Emergent Group.

NOTE 9 - SHAREHOLDERS' EQUITY

Common Stock
During the year ended December 31, 2009, the Company completed the following transactions:

•
On April 1, 2009, the Company’s Board of Directors approved the issuance of 53,500 shares of restricted common stock to our executive officers and directors, subject to vesting in five equal annual installments commencing in April 2010 and the forfeiture of the non-vested portion in the event that recipient is no longer serving as an employee of our Company at the time of vesting, subject to the Board’s right to waive the forfeiture provisions.

•
During 2009, Warrants to purchase a total of 97,940 shares of Common Stock were exercised with the issuance of 42,663 shares on a cashless basis and warrants to purchase 44,118 shares were issued for cash. The Company received cash proceeds of $77,207 in connection with the exercise of such Warrants.

•
In connection with a preexisting agreement, the Company repurchased 27,942 shares from a former employee in connection with their separation from Company. Such shares were originally issued in connection with the Company’s private placement of common stock in 2008. In addition, we cancelled 16,765 Warrants to purchase common stock in connection with the repurchase of such shares.

•	The Company cancelled 29,412 unvested shares of restricted Common Stock as a result of employee terminations.

EMERGENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

•
During 2009, we granted 40,000 stock options to purchase common to various employees of the Company, subject to vesting in five equal annual installments commencing December 2010 and the forfeiture of the non-vested portion in the event that recipient is no longer serving as an employee of our Company at the time of vesting, subject to the Board’s right to waive the forfeiture provisions.

•	During 2009 an aggregate of 64,128 employee stock options were exercised, primarily utilizing the cashless exercise provision in the plan, in exchange for 61,615 shares of common stock.

•	In December 2009 the Company’s Board of Directors declared a cash dividend of $0.40 per share to our common shareholders of record on December 23, 2009, which was paid on January 13, 2010.

Stock Option Plans
In April 2002, the Company adopted the 2002 Employee Benefit and Consulting Services Compensation Plan (the “2002 Plan”). The purpose of the 2002 Plan is to provide incentive to key employees, officers, and consultants of the Company who provide significant services to the Company. As of December 31, 2009, there are 650,000 common shares authorized for grant under the 2002 Plan. Options will not be granted for a term of more than ten years from the date of grant. Generally, options will vest evenly over a period of five years, and the 2002 Plan expires in March 2012. Since shareholder approval was not obtained on or before April 1, 2003, all incentive stock options granted under the 2002 Plan have automatically become non-statutory stock options, and the Board is limited to granting non-statutory stock options under the 2002 Plan.

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

During the years ended December 31, 2009 and 2008, the Company issued to employees options to purchase 40,000 and 35,000 shares of common stock under the 2002 Plan. The options granted in 2009 and 2008 have a 10-year term and are exercisable at prices ranging from $2.15 to $6.95 per share, respectively. Generally, one-fifth of each issuance vests over five consecutive years. During 2009 and 2008, options to purchase 6,546 and 245 shares, respectively, expired and/or were cancelled due to employee terminations.

On May 5, 2009, the Board approved establishing an Employee Benefit and Compensation Plan (the"2009 Plan") covering 300,000 shares with an effective date of June 29, 2009, the date of stockholder ratification of the 2009 Plan. Our 2002 Plan and 2009 Plan are substantially identical, except as to the number of shares covered by each respective plan and the 2009 Plan permits issuance of incentive stock options. No stock options have been issued under our 2009 Plan.

EMERGENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Compensation costs related to stock options for the years ended December 31, 2009 and 2008 were $24,140 and $12,459, respectively. In addition, during 2009 we issued 53,500 restricted award shares under the 2002 Plan, as discussed herein. As of December 31, 2009, the number of shares reserved for future options and restricted award shares was 105,457.

The Company has established two other stock option plans, neither of which have any material amount of shares authorized and/or outstanding under the Plan. However, outstanding shares under such plans are included in the table below.

A summary of the Company's outstanding options and activity is as follows:

	Number of Options	Weighted Average Exercise Price

Outstanding at January 1, 2008	321,376	$1.48

Options Granted	35,000	$2.15
Options Exercised	(19,492)	$0.40
Options Canceled	(245)	$27.20

Outstanding at December 31, 2008	336,639	$1.59
Options Granted	40,000	$6.00
Options Exercised	(64,128)	$0.44
Options Canceled	(6,546)	$4.71

Outstanding at December 31, 2009	305,965	$2.34
Exercisable at December 31, 2009	239,441	$1.81

The weighted-average remaining contractual life of the options outstanding at December 31, 2009 is 4.83 years. The intrinsic value of stock options exercised during 2009 and 2008 was $435,474 and $82,267, respectively. In addition, the intrinsic value of options exercisable at December 31, 2009 was $1,291,712.

The exercise prices for the options outstanding at December 31, 2009 ranged from $0.40 to $51.00, and information relating to these options is as follows:

			Weighted	Weighted	Weighted	Weighted
			Average	Average	Average	Average
Weighted-	Weighted		Remaining	Remaining	Exercise	Exercise
Range of	Stock	Stock	Contractual	Contractual	Price of	Price of
Exercise	Options	Options	Life of Options	Life of Options	Options	Options
Prices	Oustanding	Exercisable	Outstanding	Exercisable	Outstanding	Exercisable

$0.40	215,907	213,889	3.42 years	3.40 years	$0.40	$0.40
$2.15 - 8.00	83,000	18,494	8.75 years	7.99 years	$4.28	$3.89
$20.00 - 51.00	7,058	7,058	1.73 years	1.73 years	$38.98	$38.98

$0.40 - 51.00	305,965	239,441	4.83 years	3.71 years	$2.34	$1.81

EMERGENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

As of December 31, 2009, the total unrecognized fair value compensation cost related to unvested stock options was $46,660, which is to be recognized over a remaining weighted average period of approximately 3.41 years.

In December 2009, the Company granted 40,000 options to purchase common stock to various employees of the Company. The fair value of such options was $40,031, which was determined using the Black-Scholes option-pricing model with the following assumptions: dividend yields of 5.2% to 9.4%, expected volatility of 36% to 45%, risk-free interest rates of 2.9% to 3.5% and expected life of seven years.

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

In addition to options granted under the 2002 Plan, as of December 31, 2009 we have 379,997 restricted award shares issued and outstanding, which vest in equal installments over five years from the date of issuance. Such award shares are issued from time to time to executive officers, directors and employees of the Company. Non-vested award shares are subject to forfeiture in the event that recipient is no longer employed by the Company at the time of vesting, subject to the Board’s right to waive the forfeiture provisions. The Company cancelled 29,412 and 3,000 restricted shares in 2009 and 2008, respectively, due to employee terminations. Compensation expense related to such shares is determined as of the issuance date based on the fair value of the shares issued and is amortized over the related vesting period.

Compensation expense related to award shares was $205,848 and $145,080 for the years ended December 31, 2009 and 2008, respectively. Information relating to non-vested restricted award shares is as follows:

		Weighted	Weighted
		Average	Average
		Remaining	Grant Date	Aggregate
	Number of	Contractual	Fair Value	Intrinsic
	Shares	Life (in years)	Per Share	Value

Nonvested, Januay 1, 2008	182,500	3.8	$2.29	$174,540
Granted	135,409		$2.85
Forfeited/Cancelled	(3,000)		$2.35
Vested	(45,100)		$1.97
Nonvested, December 31, 2008	269,809	3.3	$2.62	$1,126,512
Granted	53,500		$6.79
Forfeited/Cancelled	(29,412)		$2.15
Vested	(65,100)		$2.31
Nonvested, December 31, 2009	228,797	2.4	$3.75	$789,795

EMERGENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 10 - INCOME TAXES

The components of the income tax provision (benefit) for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
Current	$566,852	$225,641
Deferred	1,668,244	(1,331,512)
Total	$2,235,096	$(1,105,871)

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes was as follows for the years ended December 31, 2009 and 2008:

	2009	2008
Income tax computed at federal statutory tax rate	34.00%	34.00%
State taxes, net of federal benefit	4.51	3.52
Non-controlling interest	(4.32)	(8.17)
Other	6.30	1.50
Decrease in valuation allowance	-	(58.51)
Total	40.49%	6.47%

The tax effects of temporary differences that give rise to deferred income taxes at December 31, 2009 and 2008 are as follows:

	2009	2008
Property and equipment	$(873,460)	$(565,729)
Net operating loss carryforwards	1,152,716	2,588,456
Other	299,500	224,273
Total deferred tax assets	$578,756	$2,247,000

As of December 31, 2008, we reversed $1,331,512 of our valuation allowance on deferred tax assets relating to prior year net operating losses. As required by guidance issued by the FASB, we did not reverse the valuation allowance until it was more likely than not that the tax asset would be realized.

As of December 31, 2009, the Company had approximately $3.4 million in federal net operating loss carryforwards attributable to losses incurred since the Company’s inception that may be offset against future taxable income through 2023. Because of statutory ownership changes, the amount of operating loss carryforwards which may be utilized in future years is subject to significant limitations.

EMERGENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

The Company follows guidance issued by the FASB with regard to its accounting for uncertainty in income taxes recognized in the financial statements. Such guidance prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.  Interest and penalties totaled $-0- for the years ended December 31, 2009 and 2008, respectively. The Company files income tax returns with the Internal Revenue Service (“IRS”) and various state jurisdictions. For jurisdictions in which tax filings are prepared, the Company is no longer subject to income tax examinations by state tax authorities for years through 2004, and by the IRS for years through 2005. The Company’s net operating loss carryforwards are subject to IRS examination until they are fully utilized and such tax years are closed. Our review of prior year tax positions using the criteria and provisions presented in guidance issued by the FASB did not result in a material impact on the Company’s financial position or results of operations.

NOTE 11 - BENEFIT PLAN

The Company has a profit sharing plan established in accordance with Section 401(k) of the Employee Retirement Income Security Act of 1974, as amended. Substantially all full-time employees with specific periods of service are eligible to participate. Employee contributions to the plan are elective. For the years ended December 31, 2009 and 2008, the Company provided matching contributions to the plan of $14,845 and $13,746, respectively.

NOTE 12 - RELATED PARTY TRANSACTIONS

The Company incurred reimbursable expenses of $35,866 and $35,792 to BJH Management, LLC, which is owned by the Company’s Chairman and Chief Executive Officer, for office rent and related expenses for the years ended December 31, 2009 and 2008, respectively.

Pursuant to a Service Agreement dated as of July 1, 2006 (the “Services Agreement”), the Company entered into an agreement with BJH Management LLC (“BJH”) to secure the services of Bruce J. Haber (“Haber”) as its Chief Executive Officer and as its Chairman of the Board. The Service Agreement provides for a monthly fee of $15,167 and reimbursement of ordinary and necessary business expenses incurred in connection with such services. Pursuant to the Services Agreement, for services provided, the Company paid BJH base fees of $182,000, for each of the years ended December 31, 2009 and 2008, respectively. In addition, BJH earned incentive compensation for the year ended December 31, 2009 and 2008 of $385,000 and $223,095, respectively. The Company reimbursed Mr. Haber for business expenses in the amounts of $58,330 and $58,711 for the years ended December 31, 2009 and 2008, respectively.

EMERGENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 13 - ACQUISITION OF THE ASSETS OF THE SERVICES DIVISION OF PHOTOMEDEX, INC.

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

Our acquisition of the Services Division in August 2008 has impacted our operating results for the year ended December 31, 2009 compared to the same period last year as discussed below.

EMERGENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Unaudited Pro Forma Results of Operations for the Year Ended December 31, 2008

The historical operating results for the Company include the operating results for the Services Division from August 9, 2008 to December 31, 2008. Presented below are the comparative summarized pro forma operating results and earnings per share for the Company assuming that the acquisition of assets of the Services Division had been completed on January 1, 2008.

Pro Forma Results of Operations
Year Ended December 31,
2008

Pro forma revenue	$27,183,969

Pro forma income from operations	$4,525,962

Pro forma provision for income taxes	$(246,293)

Pro forma deferred tax benefit	$1,331,512

Pro forma net income	$4,398,841

Pro forma basic earnings per share	$0.69

Pro forma diluted earnings per share	$0.65

The unaudited pro forma condensed results of operations for 2008 includes pro forma adjustments to adjust depreciation and amortization expense based on asset values and related depreciation and amortization periods ascribed by the Company, interest expense incurred in connection with acquisition financing, certain acquisition related costs, and the estimated impact on state taxes related to the income of the Services Division. In connection with the acquisition transaction, Emergent raised additional capital through the private placement of its Common Stock and the issuance of Warrants to purchase Common Stock in July 2008. The pro forma common and fully diluted shares outstanding assume completion of this transaction on January 1, 2008 and include the effects of this transaction in its basic and fully diluted shares outstanding. The issuance of the Warrants resulted in compensation expense of $93,937, which is also included in the pro forma adjustments for 2008.

The unaudited pro forma results for the periods presented above are not necessarily indicative of what actual results would have resulted had the acquisition transaction described herein occurred at the dates stated above nor do they purport to indicate the results of future operations of Emergent and the Services Division acquired from PhotoMedex, Inc. Furthermore, no effect has been given in the unaudited pro forma condensed statements of income for synergistic benefits that may be realized from the acquisition of the Services Division or costs incurred in integrating operations. The unaudited condensed pro forma combined statements of income as presented herein should be read in conjunction with the accompanying notes, the historical financial statements and notes to the financial statements of Emergent set forth in Emergent’s periodic and current reports filed with the Securities and Exchange Commission and the carve-out audited and unaudited financial statements and notes of the Services Division as previously filed in Form 8-K.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2009. There were no significant changes in our internal control over financial reporting during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our independent auditors have not audited and are not required to audit this assessment of our internal control over financial reporting for the fiscal year ended December 31, 2009.

Item 9.B.  Other Information.

Not Applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The names, ages and principal occupations of the Company's present officers and directors are listed below.

Name (1)	Age	First Became Director and/or Officer	Position
Bruce J. Haber	57	2003	Chairman of the Board and Chief Executive Officer
Louis Buther	56	2003	President and Chief Operating Officer
William M. McKay	55	2002	Chief Financial Officer, Treasurer and Secretary
Mark Waldron	42	2000	Director
Howard Waltman	77	2001	Director
K. Deane Reade, Jr.	69	2005	Director
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

Mark Waldron has served as a director of the Company since August 2000 and he currently serves as a member of the Compensation Committee. Mr. Waldron also served as President and Chief Executive Officer of the Company between August 2000 and January 2003. Since 1998, Mr. Waldron's principal occupation has been as a private investor. Mr. Waldron is the President of Woodfield Development Corporation, a real estate development company. Mr. Waldron is a former Vice President of J.P. Morgan in New York and was with the firm from 1993 to 1998. Mr. Waldron received his MBA from Northwestern University's Kellogg School of Management, and prior to attending business school worked in the derivatives capital markets group of Bankers Trust Company (now Deutsche Bank). He received a BA (Honors) from the Ivey School of Business at the University of Western Ontario in 1989.

Howard Waltman has served as a director of the Company and Chairman of the Compensation Committee since 2001 and he currently serves as a member of the Audit Committee. Since 2000, Mr. Waltman has acted as a private investor for a family limited liability corporation. Since 1986, Mr. Waltman served as a director of Express Scripts, Inc. (“ESI”), and was its Chairman from 1986 to 2000. ESI was formed in 1986 as a subsidiary of Sanus, a company formed in 1983 by Mr. Waltman, who served as its Chairman of the Board from 1983 to 1987. Sanus was acquired by New York Life Insurance Company in 1987. ESI provides mail order pharmacy services and pharmacy claims processing services and was spun out of Sanus and taken public in June 1992. Mr. Waltman also founded Bradford National Corp. in 1968, which was sold to McDonnell Douglas Corporation in 1981. From 1996 to 2000, Mr. Waltman served as a director of Computer Outsourcing Services, Inc. Mr. Waltman is currently a director of a number of privately held companies.

K. Deane Reade, Jr. has been a Director of the Company since September 2005. He currently serves as Chairman of the Audit Committee and as a member of the Compensation Committee. Mr. Reade is a founder and, since 1975, has served as President and a director of Bangert, Dawes, Reade, Davis & Thom, Incorporated, a private investment banking firm with offices in New York and San Francisco. Between 1989 and 1996, Mr. Reade served as Managing Director of John Hancock Capital Growth Management, Inc. and was a General Partner of its affiliate Gramercy Hills Partners. Mr. Reade is a graduate of Rutgers University. He has served as a director of: ABC Estonian Shares, a closed end fund (Isle of Man, UK); Abakus Management Co., an investment management company (Tallinn, Estonia); and Myers Industries, Inc. (Lincoln, Illinois); and the advisory board of Trail Blazers Camps, Inc. (New York, New York) a 100 year old social service organization with a year round educational program for disadvantaged children from the Metropolitan New York - New Jersey area.

Independent Directors

Except for Bruce J. Haber, our Chief Executive Officer, each Board member of Emergent is considered by the Board to be an Independent Director as defined in Section 803-A of the AMEX Company guide and under Rule 10-A.3 of the Exchange Act.  See "Audit Committee".

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

Since November 10, 2008, our common stock is listed and trades on the NYSE Alternext US LLC. Continuation of our listing requires that we abide by Exchange rules which prohibit the Company’s Chief Executive Officer from being present during voting or deliberations as to his compensation and it requires that the compensation of our Chief Executive Officer and other officers to be determined by the Compensation Committee. The Compensation Committee met in March 2010 and approved the 2009 bonuses to the executive officers, the extension of Mr. Buther’s employment contract for an additional one year period through June 30, 2011 and extended the Service Agreement with BJH Management LLC, a corporation which provides the services of Bruce J. Haber to us as Chief Executive Officer, for an additional three-year period.

Compensation Committee Interlocks and Insider Participants

Howard Waltman, Chairman, and K. Deane Reade, Jr. served as members of the Compensation Committee for fiscal 2009. Mark Waldron, a former employee of the Company who served as Chief Executive Officer and President of the Company between August 2000 and January 2003, became a member of the Compensation Committee in November 2008. Except with respect to the foregoing, none of the members of the Compensation Committee have served as an officer or employee of the Company or had any relationship requiring disclosure under Item 404 of Regulation S-K of the Exchange Act.

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

Audit Committee Charter

Effective November 10, 2008, the Board adopted an amended written charter for its Audit Committee.  The Audit Committee is required to meet at least quarterly and at such other times as is necessary to fulfill its responsibilities. A copy of the Audit Committee Charter was filed as Exhibit 10.21 to our Form 10-K for the fiscal year ended December 31, 2008.

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

On October 7, 2008, the Company adopted a new code of ethics effective November 10, 2008 which was filed as Exhibit 14.1 to our Form 10-K for the fiscal year ended December 31, 2008. Changes to the Code of Ethics will be filed under a Form 8-K or quarterly or annual report under the Exchange Act.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”).  Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish us with copies of all Section 16(a) forms they file. During fiscal 2009, none of our officers, directors or 10% or greater stockholders filed any forms late to the best of our knowledge.

Item 11.  Executive Compensation.

Summary Compensation Table

The following table sets forth the overall compensation earned over the fiscal years ended December 31, 2009 and 2008 by (1) each person who served as the principal executive officer of the Company during fiscal year 2009; (2) the Company’s two most highly compensated executive officers as of December 31, 2009 with compensation during fiscal year 2009 of $100,000 or more; and (3) those two individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of the Company as of December31, 2009.

		Salary Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Restricted Stock Awards (1)(5)(6)	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)(3)(7) (8)(9)	Total ($)

Bruce J. Haber	2009	$182,000	$385,000	$118,825	-0-	-0-	-0-	$47,056	$732,881
Chief Executive Officer (4)	2008	$182,000	$223,095	$122,000	-0-	-0-	-0-	$83,412	$610,507

Louis Buther	2009	$161,000	$385,000	$74,690	-0-	-0-	-0-	$33,411	$654,101
President	2008	$161,000	$223,095	$76,250	-0-	-0-	-0-	$24,806	$485,151

William M. McKay	2009	$140,000	$220,000	$20,370	-0-	-0-	-0-	$20,059	$400,429
Chief Financial Officer (9)	2008	$140,000	$139,792	$30,500	-0-	-0-	-0-	$25,565	$335,112

(1)
The options and restricted stock awards presented in this table for 2009 and 2008 reflects the entire amount to be expensed over the service period as if the total dollar amount were earned in the year of grant. However, the accompanying financial statements reflect the dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to guidance issued by the FASB. Such guidance requires the company to determine the overall value of the stock awards and options as of the date of grant. The stock awards are valued based on the fair market value of such shares on the date of grant and are charged to compensation expense over the related vesting period. The options are valued at the date of grant based upon the Black-Scholes method of valuation, which is expensed over the service period over which the options become vested. As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description of the guidance issued by the FASB and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Form 10-K.

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

(5)
On April 1, 2009, Messrs Haber, Buther and McKay were granted restricted stock award shares of 17,500, 11,000 and 3,000, respectively, which vest in equal installments over five years. The market price per share of $6.79 was used to determine the related compensation expense, which is being amortized over the five year vesting period. The restricted stock awards of 17,500 shares, 11,000 shares and 3,000 were valued at $118,825, $74,690 and $20,370, respectively. In addition, on March 6, 2008, Messrs Haber, Buther and McKay were granted restricted stock award shares of 40,000, 25,000 and 10,000, respectively, which vest in equal installments over five years. The market price per share of $3.05 was used to determine the related compensation expense, which is being amortized over the five year vesting period. The restricted stock awards of 40,000 shares, 25,000 shares and 10,000 were valued at $122,000, $76,250 and $30,500, respectively.

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

(7)
As described in footnotes 5 and 6 above, Messrs. Haber, Buther and McKay received restricted stock awards that vest over a five year period. The amount of dividends declared in 2009 to Messrs. Haber, Buther and McKay on the unvested portion of the restricted stock available was $32,600, $20,400 and $8,000, respectively. The amount of dividends declared in 2008 to Messrs. Haber, Buther and McKay on the unvested portion of the restricted stock available was $26,400, $16,500 and $7,200, respectively. These amounts are included in the above table under all other compensation.

(8)
All other compensation includes company-paid medical and dental benefits for Messrs. Haber, Buther and McKay of $14,456 and $15,479; $13,011; $-0-, and $12,059 and $14,835 for 2009 and 2008, respectively, which benefit is not available to all employees.

(9)
On July 30, 2008, we received $1,130,890 from a private placement of 665,229 Units at an offering price of $1.70 per Unit to 15 investors. Each Unit consisted of one share of Common Stock and a Warrant to purchase .6 share of Common Stock at an exercise price of $1.75 per whole share. The Warrants expire at the close of business on July 31, 2013 and are exercisable at any time from the date of issuance to the expiration date. Of the 665,231 Units, 533,825 Units (equivalent to $907,500) were purchased by our officers and directors. The Company recorded a non-cash compensation expense of $93,937 as determined by the Black Scholes Valuation Model since the Warrants were issued below the Black Scholes valuation price per share. The portion of the compensation expense that relates to the executive officers named in the table above is included in other compensation.

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

No outstanding common share purchase option or other equity-based award granted to or held by any named executive officer in 2009 or 2008 were re-priced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout.

Executive Officer Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2009.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

Bruce J. Haber (1)(2)(3)	-0-	-0-	-0-	N/A	N/A	81,500	$586,800	NA	NA

Louis Buther (1)(2)(3)	-0-	-0-	-0-	N/A	N/A	51,000	$367,200	NA	NA

William McKay (1)(2)(3)(4)	95,000	5,000	-0-	$0.40	3/31/12	20,000	$144,000	NA	NA
___________

(1)
In November 2005, the Company granted restricted stock awards to its executive officers for services rendered and to be rendered of 40,000 shares to Bruce J. Haber, our CEO and Chairman, 25,000 shares to Louis Buther, our President and 15,000 shares to William M. McKay, our CFO. All of the aforementioned shares shall vest in five equal annual amounts commencing November 2, 2006 and the non-vested portion is subject to forfeiture in the event that the holder is no longer serving as an officer or director of the Company, subject to the Board’s right to waive this forfeiture provision. The market values presented were computed based on the closing price of $7.20 per share for our common stock on December 31, 2009.

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

(3)
On April 1, 2009, Messer’s Haber, Buther and McKay were granted restricted stock awards of 17,500, 11,000 and 3,000, respectively. On March 6, 2008, the Company granted restricted stock awards to its executive officers and directors for services rendered and to be rendered of 40,000 shares to Bruce J. Haber, 25,000 shares to Louis Buther and 10,000 shares to William M. McKay. All of the aforementioned shares shall vest in five equal annual amounts commencing one year from the date of grant and the non-vested portion is subject to forfeiture in the event that the holder is no longer serving as an officer or director of the Company, subject to the Board’s right to waive this forfeiture provision.

(4)
In March 2005, Mr. McKay was granted 25,000 common stock options at an exercise price of $0.40 per share. Such options will vest in five equal annual installments from the date of issuance commencing March 22, 2006. In 2002 and 2003 Mr. McKay was granted 30,000 and 75,000 common stock options at an exercise price of $0.40 per share, respectively. Two-fifths of such options were immediately vested with the remainder vesting in equal installments over three years from the date of issuance. Stock options, net of 30,000 options exercised, to purchase 100,000 shares are fully vested as of the filing date of this Form 10-K.

The foregoing table does not include warrants sold to officers, directors and other investors as part of a private placement transaction of the Company’s securities, which transaction is described in footnote 9 to the Summary Compensation Table and in “Item 12.” The following table sets forth certain information concerning these Warrants issued to executive officers in the private placement in 2008:

Name	Number of Warrants Purchased (1)	Number of Warrants Exercised (2)	Number of Warrants Unexercised (2)	Exercise Price	Expiration Date	2008 Compensation Expense (4)
Bruce J. Haber and Family Trust	176,470	176,470	-0-	$1.75	07/31/2013	$41,532
Louis Buther	35,294	35,294	-0-	1.75	07/31/2013	$8,306
William McKay	15,000	15,000	-0-	1.75	07/31/2013	$3,530
________________

(1)	All Warrants were immediately exercisable.

(2)	Based upon number of Warrants exercised as of December 31, 2008.

(3)	Includes Warrants to purchase 105,882 shares purchased by a family trust in which Mr. Haber disclaims beneficial ownership.

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

A summary of each executive’s service or employment agreement is as follows:

Services Agreement – BJH Management LLC

Pursuant to a Service Agreement dated as of July 1, 2006 (the “Services Agreement”), the Company entered into an agreement with BJH Management LLC (“BJH”) to secure the services of Bruce J. Haber (“Haber”) as its Chief Executive Officer and as its Chairman of the Board. The Agreement provides that during the term of the Services Agreement, Haber shall be nominated for re-election to the Board. The Services Agreement, as amended in March 2010, provides for certain rights and benefits to BJH and Haber for a term expiring on June 30, 2013 (which term is renewed annually thereafter unless either the Company or BJH gives the other party 90 days written notice of termination prior to the end of term) and certain obligations of BJH and Haber to the Company, all of which are summarized as follows:

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

Employment Agreement – Louis Buther

The Company has an employment agreement dated as of December 30, 2002 with Louis Buther (“Buther”) pursuant to which Buther was hired as the Company’s President and agreed to devote his full business time, effort and attention to the Company. Buther’s Employment Agreement, as amended, provides for certain rights and benefits to Buther, currently for a term expiring on June 30, 2010 (which term is renewed annually thereafter unless either the Company or Buther gives to other party 90 days written notice of termination prior to the end of term, noting that the Compensation Committee in March 2010 voted to allow the term of Mr. Buther’s contract to automatically be renewed for an additional year until June 30, 2011) and it also provides for certain obligations of Buther to the Company, which are summarized as follows:

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

Employment Arrangement – William M. McKay

In August 2002, William M. McKay became the Company’s Chief Financial Officer pursuant to an engagement letter. As CFO, he is currently receiving a base salary of $140,000 per annum, and is eligible to receive annual bonuses as described herein, subject to approval by the Compensation Committee, based upon individual and/or Company performance. In addition, Mr. McKay receives Company-paid health insurance benefits as well as an automobile allowance of $300 per month.  Since the commencement of his employment in 2002, Mr. McKay has received ten-year options to purchase an aggregate of 130,000 shares of the Company’s Common Stock at an exercise price of $.40 per share with varying vesting dates. He has also received restricted stock award grants totaling 38,000 shares of common stock as more fully described herein. In the event that the Company terminates Mr. McKay without cause or upon termination subsequent to a change in control, he shall be entitled to receive six months salary as severance pay.

Director Compensation

Directors do not presently receive compensation for serving on the Board or on its committees other than the grant of stock options and/or restricted stock awards. Depending on the number of meetings and the time required for the Company’s operations, the Company may decide to compensate its directors in the future.

Restricted Stock Awards

On each of April 1, 2009 and March 4, 2010, the Company granted under our 2002 Employee and Consulting Compensation Plan, restricted stock awards to its executive officers and directors for services rendered and to be rendered of 17,500 shares to Bruce J. Haber, our CEO and Chairman, 11,000 shares to Louis Buther, our President, 3,000 shares to William M. McKay, our CFO and 4,500 shares to each of our directors Howard Waltman, Mark Waldron and K. Deane Reade, Jr. All of the aforementioned shares shall vest in five equal annual amounts commencing one year from the date of grant and the non-vested portion is subject to forfeiture in the event that the holder is no longer serving as an officer or director of the Company, subject to the Board’s right to waive this forfeiture provision.

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

Compensation Table

The following table shows the overall compensation earned for the 2009 fiscal year with respect to each non-employee and non-executive director as of December 31, 2009.

	DIRECTOR COMPENSATION
Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1) (5)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)(4)(6)	Total ($)

K. Deane Reade, Jr., Director	$-0-	$30,555	$-0-	-0-	-0-	$7,800	$38,355

Howard Waltman, Director	$-0-	$30,555	$-0-	-0-	-0-	$8,200	$38,755

Mark Waldron, Director	$-0-	$30,555	$-0-	-0-	-0-	$8,200	$38,755

________________

(1)
The restricted stock awards presented in this table for 2009 reflects the entire amount to be expensed over the service period as if the total dollar amount were earned in the year of grant. However, the accompanying financial statements reflect the dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to guidance issued by the FASB.  Such guidance requires the company to determine the overall value of the restricted stock awards and options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the restricted stock awards and options become vested. As a general rule, for time-in-service-based options, the company will immediately expense any restricted stock awards and option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the restricted stock awards and options. For a description guidance issued by the FASB and the assumptions used in determining the value of the restricted stock awards and options under the Black-Scholes model of valuation, see the notes to the financial statements included with this Form 10-K.

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

(4)
The three named directors noted in the above table received restricted stock awards in November 2005, March 2007 and 2008, respectively and April 2009. Such restricted stock awards vest in equal annual installments over a five year period. The amount of dividends paid in 2009 to Messrs. Reade, Waltman and Waldron on the unvested portion of the restricted stock award was $7,800, $8,200, and $8,200, respectively. These amounts are included in the above table under all other compensation.

(5)
On April 1, 2009, the Company granted restricted stock awards for services rendered and to be rendered of 4,500 shares to each of our directors Howard Waltman, Mark Waldron and K. Deane Reade, Jr. All of the aforementioned shares were granted at a price of $6.79 per share and shall vest in five equal annual amounts commencing April 1, 2010 and the non-vested portion is subject to forfeiture in the event that the holder is no longer serving as an officer or director of the Company, subject to the Board’s right to waive this forfeiture provision.

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

The amounts shown as stock award expense represent the amortization of compensation expense related to such restricted awards shares for the year ended December 31, 2009.

2002 Employee and Consulting Compensation Plan

On April 1, 2002, the Company established an Employee Benefit and Consulting Compensation Plan (the “2002 Plan”) covering 325,000 shares, which was approved by stockholders on August 5, 2003. Since stockholder approval was not obtained by April 1, 2003, all outstanding Incentive Stock Options granted under the 2002 Plan became Non-Statutory Stock Options and no Incentive Stock Options could be thereafter granted under the 2002 Plan. On March 30, 2007, the Compensation Committee of the Board of Directors approved a 325,000 share increase in the number of shares covered by the Plan to 650,000 shares. As of December 31, 2009, there were 288,907 stock options and 53,500 restricted award shares outstanding under the 2002 Plan, 105,457 shares of common stock available for grant and 202,136 shares which have been exercised pursuant to the 2002 Plan.

On May 5, 2009, the Board approved establishing an Employee Benefit and Compensation Plan (the"2009 Plan") covering 300,000 shares with an effective date of June 29, 2009, the date of stockholder ratification of the 2009 Plan. The 2002 Plan and 2009 Plan are substantially identical, except as to the number of shares covered by each respective plan and the 2009 Plan permits issuance of incentive stock options.  (The 2002 Plan and 2009 Plan are collectively referred to as the "Plans.")

Administration

Our Board of Directors, Compensation Committee or both, in the sole discretion of our Board, administer the Plans. The Board, subject to the provisions of the Plans, has the authority to determine and designate officers, employees, directors and consultants to whom awards shall be made and the terms, conditions and restrictions applicable to each award (including, but not limited to, the option price, any restriction or limitation, any vesting schedule or acceleration thereof, and any forfeiture restrictions). The Board may, in its sole discretion, accelerate the vesting of awards. The Board of Directors or the Compensation Committee must approve all grants of Options and Stock Awards issued to our officers or directors.

Types of Awards

The Plans are designed to enable us to offer certain officers, employees, directors and consultants of us and our subsidiaries equity interests in us and other incentive awards in order to attract, retain and reward such individuals and to strengthen the mutuality of interests between such individuals and our stockholders. In furtherance of this purpose, the 2002 Plan contains provisions for granting non-statutory stock options (and originally incentive stock options which have now become non-statutory stock options) and Common Stock Awards. The 2009 Plan contains provisions which permit the grant of Incentive Stock Options, non-statutory stock options and Common Stock Awards.

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

Termination or Amendment of the Plans

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

Awards

No options or Common Stock Awards have be granted under the 2009 Plan as of the filing date of this Form 10-K. During 2009 and 2008, we granted 40,000 and 35,000 common stock options to employees, officers, directors and consultants of the Company at an exercise prices ranging from of $2.15 to $6.95 per share, respectively. As of March 1, 2010, options to purchase a total of 202,136 common shares have been exercised under the 2002 Plan. Unless sooner terminated, the 2002 Plan will expire on March 31, 2012 and no awards may be granted after that date.

It is not possible to predict the individuals who will receive future awards under the 2002 Plan or the number of shares of Common Stock covered by any future award because such awards are wholly within the discretion of the Board. The table below contains information as of December 31, 2009 on the known benefits provided to certain persons and group of persons under the 2002 Plan. Such table does not include options that have been exercised or the grant of restricted stock awards.

	Number of Shares subject to Vested Options	Range of exercise price ($) per Share	Value of unexercised options at Dec. 31 2009 (1)
Bruce J. Haber, Chief Executive Officer	-0-	$-0-	$-0-
Louis Buther, President	-0-	$-0-	$-0-
William M. McKay, Chief Financial Officer	95,000	$0.40	$646,000	(1)
Three Executive Officers as a group	95,000	$0.40	$646,000	(1)
One non-employee Director and two former Directors as a group	55,000	$0.40	$374,000	(1)
Non-Executive Officer Employees and Consultants	80,148	$0.40	$545,006	(1)

__________
(1)
Value is calculated by multiplying (a) the difference between the market value per share at December 31, 2009 and the option exercise price by (b) the number of shares of Common Stock underlying the number of vested options. The value of unexercised options as of December 31, 2009 was determined based on the closing price for our common stock of $7.20 per share.

On each of April 1, 2009 and March 4, 2010, the Company granted under our 2002 Employee and Consulting Compensation Plan restricted stock awards to its executive officers and directors for services rendered and to be rendered of 17,500 shares to Bruce J. Haber, our CEO and Chairman, 11,000 shares to Louis Buther, our President, 3,000 shares to William M. McKay, our CFO and 4,500 shares to each of our directors Howard Waltman, Mark Waldron and K. Deane Reade, Jr. All of the aforementioned shares shall vest in five equal annual amounts commencing one year from that date of grant and the non-vested portion is subject to forfeiture in the event that the holder is no longer serving as an officer or director of the Company, subject to the Board’s right to waive this forfeiture provision

Other 2001 Stock Option Plans

The Company has established two other stock option plans, neither of which have any material amount of shares authorized and/or outstanding under the Plan.

PRI Medical Deferred Contribution Plan

PRI Medical has adopted a defined contribution retirement plan, which qualifies under Section 401(k) of the Internal Revenue Code. This Plan covers substantially all employees with over one year of service. PRI Medical currently provides matching contributions of 6% of each participant’s deferral up to a maximum of 15% of eligible contributions. Except for PRI Medical’s 401(k) Plan, the Company has no other annuity, pension, or retirement benefits for its employees. For the years ended December 31, 2009 and 2008, the Company contributed matching contributions to the Plan of $14,845 and $13,746, respectively.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of March 22, 2010, the Company had outstanding 6,822,363 shares of Common Stock. The only persons of record who presently hold or are known to own (or believed by the Company to own) beneficially more than 5% of the outstanding shares of such class of stock is listed below. The following table also sets forth certain information as to holdings of the Company's Common Stock of all officers and directors individually, and all officers and directors as a group.

Name and Address of Beneficial Owner (1)	Number of Common Shares	Approximate Percentage
Officers and Directors

Mark Waldron 10939 Pendleton Street Sun Valley, CA 91352	400,988 (2)	5.9
Howard Waltman 870 United Nations Plaza, Apt. 10F New York, NY, 10017	135,324 (3)	2.0
William M. McKay 10939 Pendleton Street Sun Valley, CA 91352	267,250 (4)	3.9
Bruce J. Haber, c/o BJH Management, LLC 145 Huguenot Street, Suite 405 New Rochelle, NY 10801	1,664,722 (5)	24.4
Louis Buther 10939 Pendleton Street Sun Valley, CA 913521	742,492	10.9
K. Deane Reade, Jr. 399 East 72nd Street New York, NY 10021	95,471 (6)	1.4
All current and proposed executive officers and directors as a group (six) persons	3,306,247 (7)	48.1
5% Stockholders
Arie Kanofsky 385 West John Street Hicksville, NY 11801	505,000	7.4
_______________
(1)	All shares are directly owned, and the sole investment and voting power is held, by the persons named unless otherwise noted.
(2)	Includes options to purchase 93 shares.
(3)	Includes warrants owned by him to purchase 37,500 shares. This table excludes securities owned by members of his family in the name of THW Group LLC, which he disclaims beneficial ownership.]
(4)	Includes options to purchase 100,000 shares.
(5)
Mr. Bruce J. Haber directly owns 315,017 shares of the Company’s Common Stock. Mr. Haber, is the trustee over a family trust which beneficially owns an aggregate of 1,150,519 shares. Also included in the table are 199,186 shares owned by his wife as trustee for Mr. Haber's daughter, which shares he disclaims beneficial ownership. Mr. Haber also holds irrevocable proxies to vote an aggregate of up to 247,750 shares of Common Stock until such shares are sold to an unaffiliated third party, which shares are not reflected in the table above.

(6)	Includes warrants to purchase 21,177 shares.
(7)	See footnotes (2) through (6) above.

The Company does not know of any arrangement or pledge of its securities by persons now considered in control of the Company that might result in a change of control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans.

The following summary information is as of March 22, 2010 and relates to our 2009 Stock Option Plan pursuant to which we may grant options to purchase our common stock:

	(a)	(b)	(c)
Plan category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)
Equity compensation Plans	-0-	N/A	300,000

The following summary information is as of March 22, 2010 and relates to our 2002 Stock Option Plan pursuant to which we have granted options to purchase our common stock:

	(a)	(b)	(c)
Plan category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)
Equity compensation Plans (2)	288,907	$1.29	60,457
____________________

(1)	Based upon 215,907 options exercisable at $0.40 per share, 29,000 at $2.15, 12,000 at $3.05, 15,500 at $4.65, and 14,500 at $6.79 and 2,000 options exercisable at $8.00 per share.

The following summary information is as of March 22, 2010 and relates to our 2001 Stock Option Plan pursuant to which we have granted options to purchase our common stock:

	(a)	(b)	(c)
Plan category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)(2)
Equity compensation Plans	6,500	$40.00	-0-
____________________

(1)	All options are exercisable at $40.00 per share.

(2)	The Board of Directors does not intend to grant additional options under the 2001 Plan.

The following summary information is as of March 1, 2010 and relates to our Stock Option Plans of PRI Medical which were assumed by Emergent and pursuant to which we have granted options to purchase our common stock:

	(a)	(b)	(c)
Plan category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)(1)
Equity compensation Plans (2)	558	$27.20	-0-
____________________

(1)	The Board of Directors of Emergent does not intend to grant additional options under the old PRI Medical Plans.

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

Of the 665,229 Units, 533,825 Units (equivalent to $907,500) were purchased by our officers and directors.  In this respect, the following officers and directors purchased Units in the private placement offering:  Mark Waldron (47,059 Units), K. Deane Reade, Jr. (35,294 Units), Bruce J. Haber Grantor Retained Annuity Trust (176,471 Units), Howard & Theodora Waltman TIC (36,765 Units), William M. McKay (25,000 Units), Louis Buther (58,824 Units), and Bruce J. Haber (117,647 Units).

Except as otherwise described above and in Items 1, 8, 9, 12 and 13 of this Form 10-K, there have been no reportable transactions with the Company’s officers, directors and/or affiliated persons required to be disclosed pursuant to Item 404 of Regulation S-K.

Director Independence

For a description of the definition of “independent director,” “financial expert,” and management’s identification of independent directors, see “Item 10.”

Item 14.  Principal Accountant Fees and Services.

Audit Fees

For the fiscal year ended December 31, 2009 and 2008, the aggregate fees billed for professional  services rendered by Rose, Snyder & Jacobs (“independent auditors”) for the audit of the Company’s annual financial statements and the reviews of its financial statements included in the Company's quarterly reports and filings under the Securities Act of 1933 totaled approximately $103,650 and $108,200, respectively.

Financial Information Systems Design and Implementation Fees

For the fiscal years ended December 31, 2009 and 2008, there were no fees billed for professional services by the Company’s independent auditors rendered in connection with, directly or indirectly, operating or supervising the operation of its information system or managing its local area network.

All Other Fees
For the fiscal years ended December 31, 2009 and 2008, there were $41,940 and $25,650 fees paid or billed for preparation of corporate tax returns and other miscellaneous services.

Audit Committee – Pre-Approval

All services provided to the Company by Rose, Snyder & Jacobs as detailed above, were pre-approved by the Board of Directors and all work of said firm was performed solely by their permanent employees.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)  Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-24, and are included as part of this Form 10-K as the financial statements of the Company for the years ended December 31, 2009 and 2008:

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statement of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(b)           Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Reorganization and Merger, dated as of January 23, 2001, among MRM Registrant and MRM Acquisition Inc. (1)
2.2	Agreement to transfer equity dated August 10, 2000. (2)
3.1	Articles of Incorporation of Registrant. (4)
3.2	Amendment to Articles of Incorporation. (4)
3.3	2003 Amendment to Articles of Incorporation. (9)
3.4	By-laws of Registrant. (4)
10.1	Consulting Agreement dated October 15, 2001 with BJH Management LLC. (3)
10.2	Stock Issuance Agreement dated December 30, 2002 with BJH Management LLC. (3)
10.3	Employment Agreement dated December 30, 2002 with Bruce J. Haber. (3)
10.4	Employment Agreement dated December 30, 2002 with Louis Buther. (3)
10.5	Engagement Letter – William M. McKay (3)
10.6	Consulting Agreement dated February3, 2003 – Richard Whitman (6)
10.7
Extension and Modification Agreement, dated March 7, 2005, by and among U.S. Bank National 10.8Association, successor in interest to Santa Monica Bank, PRI Medical Technologies, Inc., Physiologic 10.9Reps, Medical Resources Financial, Inc. and Emergent Group Inc. (13)

10.8	Asset Purchase Agreement – Advantage Medical Services, LLC and Non-Competitive, Non-disclosure and Non-Solicitation Agreement (10)
10.9	Accounts Receivable Purchase Agreement executed May 25, 2005 by and among Access Capital, EGI and EGI’s wholly-owned subsidiary, PRI Medical Technologies, Inc. (11)
10.10	May 2005 Letter Agreement by and among EGI and the limited guarantors, Bruce J. Haber, Mark Waldron, William M. McKay and Louis Buther (11)
10.11	May 2005 Amendment to Employment Contract of Bruce Haber (11)
10.12	May 2005 Amendment of Employment Contract of Louis Buther (11)
10.13	Services Agreement dated July 1, 2006 with BJH Management LLC (14)
10.14	July 1, 2006 Amendment to Employment Contract of Louis Buther (14)
10.15	Facility Lease – Sun Valley, California (12)
10.16	Amendment to Exhibit 10.13 (12)
10.17	March 2007 Amendment to Exhibit 10.4 (12)
10.18	Credit Agreement with City National Bank effective June 23, 2008 (16)
10.19	Asset Purchase Agreement to purchase the Surgical Division of PhotoMedex, Inc. (17)
10.20	Amendment to City National Bank Line of Credit (18)
10.21	Audit Committee Charter effective November 10, 2008 (15)
10.22	Second Amendment to Credit Agreement (15)

10.23	Amendment to BJH Services Agreement dated March 4, 2010 (20)
10.24	Amendment to Louis Buther Employment Agreement dated March 4, 2010 (20)
11.1	Statement re: computation of per share earnings (see consolidated financial statements and notes thereto).
14.1	Code of Ethics (15)
21.1
Subsidiaries of Registrant listing the state or other jurisdiction of each subsidiary other than subsidiaries which would not constitute a significant subsidiary in Rule 1-02(w) of Regulation S-X. (20)

23.1	Consent of Rose, Snyder & Jacobs in connection with Form S-8 Registration Statement (20)
31.1	Rule 13a-14(a) Certification – Chief Executive Officer (20)
31.2	Rule 13a-14(a) Certification – Chief Financial Officer (20)
32.1	Section 1350 Certification – Chief Executive Officer (20)
32.2	Section 1350 Certification – Chief Financial Officer (20)
99.1	2002 Stock Option Plan (4)
99.2	2001 Stock Option Plan (4)
99.3	March 23, 2004 amendment to 2002 Stock Option Plan (10)
99.4	2009 Employee Benefit and consulting Services Compensation Plan (19)
_________
(1)	Filed as an exhibit to the Registrant's Current Report on Form 8-K, dated January 29, 2001, and incorporated herein by reference.
(2)	Incorporated by reference to the Registrant’s Form 8-K – August 31, 2000 (date of earliest event).
(3)	Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended December 31, 2001.
(4)	Incorporated by reference to the Registrant’s Form S-4 Registration Statement filed May 8, 2001.
(5)	Left Blank Intentionally
(6)	Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended December 31, 2002.
(7)	Left Blank Intentionally
(8)	Left Blank Intentionally
(9)	Incorporated by reference to the Registrant’s Form 10-QSB for its quarter ended September 30, 2003.
(10)	Incorporated by reference to the Registrant’s Form 10-QSB for its quarter ended September 30, 2005.
(11)	Incorporated by reference to the Registrant’s Form 10-QSB for its quarter ended June 30, 2005.
(12)	Incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2006.
(13)	Incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004.
(14)	Incorporated by reference to the Registrant’s Form 8-K, dated July 1, 2006.
(15)	Incorporated by reference to the Registrant’s Form 10-Q for its quarter ended September 30, 2009
(16)	Incorporated by reference to the Registrant’s Form 8-K – date of earliest event reported – June 23, 2008.
(17)	Incorporated by reference to the Registrant’s Form 8-K – date of earliest event reported– August 1, 2008.
(18)	Incorporated by reference to the Registrant’s Form 8-K – date of earliest event reported– August 8, 2008.
(19)	Incorporated by reference to Exhibit B included in the Registrant's definitive (14A) Proxy Statement filed with the SEC on May 8, 2009.
(20)	Filed herewith

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERGENT GROUP INC.

By:	/s/ Bruce J. Haber
Bruce J. Haber, Chairman of the Board and Chief Executive Officer

Dated:  New Rochelle, New York
March 23, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Bruce J. Haber	Chairman of the Board
Bruce J. Haber	Chief Executive Officer	March 23, 2010

/s/ William M. McKay	Chief Financial Officer
William M. McKay	Secretary and Treasurer	March 23, 2010

/s/ Mark Waldron
Mark Waldron	Director	March 23, 2010

/s/ K. Deane Reade, Jr.
K. Deane Reade, Jr.	Director	March 23, 2010

Bruce J. Haber, Mark Waldron, Howard Waltman and K. Deane Reade, Jr. represent all the current members of the Board of Directors.