Form 10-Q
period 2010-03-31
EMERGENT GROUP INC/NY
filed 2010-05-12
CIK 1021097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2010

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

As of May 10, 2010, the registrant had a total of 6,862,980 shares of Common Stock outstanding.

EMERGENT GROUP INC.
FORM 10-Q Quarterly Report

Table of Contents

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2010 (unaudited)
	and December 31, 2009	3

	Condensed Consolidated Statements of Income for the Three Months Ended
	March 31, 2010 and 2009 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended
	March 31, 2010 and 2009 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures and Market Risk	14

Item 4.	Controls and Procedures	14

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item1A.	Risk Factors	15

Item 2.	Changes in Securities	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submissions of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

Signatures		16

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Emergent Group Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
ASSETS	(Unaudited)

Current assets
Cash	$5,347,736	$7,427,165
Accounts receivable, net of allowance for doubtful
accounts of $91,929 and $83,704	3,843,886	4,006,123
Inventory, net	1,016,819	889,526
Prepaid expenses	346,941	380,825
Deferred income taxes	457,630	557,630

Total current assets	11,013,012	13,261,269

Property and equipment, net of accumulated depreciation and
amortization of $9,591,436 and $9,031,136	5,471,329	5,545,492
Goodwill	1,120,058	1,120,058
Deferred income taxes	21,126	21,126
Other intangible assets, net of accumulated amortization of
$324,434 and $300,672	431,503	455,265
Deposits and other assets	80,888	80,992
Total assets	$18,137,916	$20,484,202

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Current portion of capital lease obligations	$1,939,058	$1,901,272
Dividends payable	-	2,710,817
Accounts payable	1,709,240	1,440,122
Accrued expenses and other liabilities	1,943,167	2,456,315
Total current liabilities	5,591,465	8,508,526

Capital lease obligations, net of current portion	2,495,170	2,670,942
Total liabilities	8,086,635	11,179,468

Commitments and contingencies, note 5	-	-

Shareholders' equity
Preferred stock, $0.001 par value, non-voting 10,000,000
shares authorized, no shares issued and outstanding	-	-
Common stock, $0.04 par value, 100,000,000 shares authorized
6,823,028 and 6,776,118 shares issued and outstanding	272,918	271,042
Additional paid-in capital	16,571,051	16,507,958
Accumulated deficit	(7,215,634)	(8,062,324)
Total Emergent Group equity	9,628,335	8,716,676
Non-Controlling Interest	422,946	588,058
Total shareholders' equity	10,051,281	9,304,734
Total liabilities and shareholders' equity	$18,137,916	$20,484,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

Emergent Group Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Revenue	$7,373,170	$7,335,043
Cost of goods sold	4,466,163	4,411,458
Gross profit	2,907,007	2,923,585

Selling, general, and administrative expenses	1,460,006	1,455,422
Income from operations	1,447,001	1,468,163

Other income (expense)
Interest expense, net	(70,800)	(88,486)
Gain on disposal of property and equipment	7,847	600
Other income from affiliated entities, net	190,222	-
Other income, net	324	5,177
Total other income (expense)	127,593	(82,709)

Income before provision for income taxes and
non-controlling interest	1,574,594	1,385,454

Provision for income taxes	(590,000)	(478,134)

Income before non-controlling interest	984,594	907,320

Non-controlling interests in income of consolidated
limited liability companies	(137,904)	(208,120)

Net income	$846,690	$699,200

Basic earnings per share	$0.12	$0.11

Diluted earnings per share	$0.12	$0.10

Basic weighted average shares outstanding	6,791,342	6,657,849

Diluted weighted-average shares outstanding	7,052,893	7,036,959

The accompanying notes are an integral part of these condensed consolidated financial statements.

Emergent Group Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
	March 31,
	2010	2009

Cash flows from operating activities
Net income	$846,690	$699,200
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	585,240	518,557
Gain on disposal of property and equipment	(7,847)	(600)
Provision for doubtful accounts	8,225	9,000
Non-controlling interest in income	137,904	208,120
Stock-based compensation	64,546	43,920
Deferred income taxes	100,000	354,619
Other income from affiliated entities, net	(190,222)	-
Other expense	-	4,708
(Increase) decrease in assets and liabilities
Accounts receivable	154,012	(667,266)
Inventory	(127,293)	(48,508)
Prepaid expenses	33,884	(56,127)
Deposits and other assets	104	3,389
Increase (decrease) in
Accounts payable	114,518	343,930
Accrued expenses and other liabilities	(480,562)	(642,651)
Net cash provided by operating activities	1,239,199	770,291

Cash flows from investing activities
Purchase of property and equipment	(108,337)	(132,649)
Cash paid to members of limited liability companies	(145,380)	(280,823)
Contributions from new members to limited liability companies	-	67,500
Proceeds from the sale of property and equipment	9,669	600
Net cash used in investing activities	(244,048)	(345,372)

Cash flows from financing activities
Payments on capital lease obligations	(492,250)	(483,287)
Payments on dividends declared	(2,710,817)	(1,989,750)
Proceeds from equipment refinancing	128,064	-
Proceeds from exercise of options to purchase common stock	423	-
Net cash used in financing activities	(3,074,580)	(2,473,037)

Net decrease in cash	(2,079,429)	(2,048,118)

Cash, beginning of period	7,427,165	4,586,107

Cash, end of period	$5,347,736	$2,537,989

Supplemental disclosures of cash flow information:
Interest paid	$78,815	$93,223
	$-
Income taxes paid	$102,325	$183,450

Supplemental schedule of noncash investing and financing activities:

During the quarter ended March 31, 2010 and 2009, the Company incurred capital lease obligations of $354,264 and $148,566, respectively, for medical equipment. In addition, equipment purchases of $334,600 are included in accounts payable in the accompanying balance sheet as of March 31, 2010 for which the Company is arranging lease financing.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMERGENT GROUP INC and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2010 and 2009

1.	BUSINESS

Emergent Group Inc. (“Emergent”) is the parent company of PRI Medical Technologies, Inc. (“PRI Medical”), its wholly owned subsidiary. Emergent and PRI Medical are referred to collectively hereinafter as the “Company” or “we.” PRI Medical provides mobile laser/surgical services, along with technical support, on a per procedure basis to hospitals, out-patient surgery centers, and physicians' offices.

2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Emergent have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the periods presented.

The results of operations presented for the three months ended March 31, 2010 and 2009 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

Principles of Consolidation
The consolidated financial statements include the accounts of Emergent and its wholly owned subsidiaries. Also, in accordance with the guidance issued by the Financial Accounting Standards Board (“FASB”), the Company has accounted for its non-controlling interest in investments in certain limited liability companies under the full consolidation method. All significant intercompany transactions and balances have been eliminated through consolidation.

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

Stock-Based Compensation
On May 5, 2009, the Board approved establishing an Employee Benefit and Compensation Plan (the "2009 Plan") covering 300,000 shares with an effective date of June 29, 2009, the date of shareholder ratification of the 2009 Plan. The 2009 Plan will terminate and no awards may be granted after June 28, 2019. In April 2002, the Company adopted the 2002 Employee Benefit and Consulting Services Compensation Plan (the “2002 Plan”) under which we may issue a total of 650,000 options and awards. Our 2009 and 2002 Plans are substantially identical, except as to the number of shares covered by each respective plan and the 2009 Plan permits issuance of incentive stock options. The Plans were established for the purpose of providing incentives to key employees, officers, directors, and consultants of the Company who provide significant services to the Company. The 2009 and 2002 Plans are collectively referred to herein as the "Plans." No stock options have been issued under our 2009 Plan.

Compensation costs related to stock options issued under the Plans are determined in accordance with guidance issued by the FASB. We determine the fair value of option grants based on the Black-Scholes option-pricing model using the modified prospective method. Under this method, compensation cost recognized during the three months ended March 31, 2010 and 2009 includes compensation cost for all share-based payments granted prior to but not yet vested as of January 1, 2006, and all grants subsequent to that date, based on the grant date fair value, which is amortized over the remaining vesting period for such options.

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

	Three Months Ended
	March 31,
	2010	2009

Numerator -
Net income attributable to common
shareholders	$846,690	$699,200
Denominator -
Weighted-average number of common
shares outstanding during the period	6,791,342	6,657,849
Dilutive effect of stock options and warrants	261,551	379,110
Common stock and common stock
equivalents used for diluted earnings per share	7,052,893	7,036,959

Recent Accounting Pronounments
In August 2009, the FASB issued ASU 2009-15, which changes the fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 input fair value measurements. This ASU became effective for us on January 1, 2010. Adoption of this ASU did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued changes to the accounting for variable interest entities. These changes require an enterprise to perform an analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. These changes became effective for us beginning on January 1, 2010. The adoption of this change did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued changes to the accounting for transfers of financial assets. These changes remove the concept of a qualifying special-purpose entity and remove the exception from the application of variable interest accounting to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. These changes became effective for us on January 1, 2010 and did not have a material impact on our financial statements.

3.     DEBT OBLIGATIONS

The Company maintains a $1.5 million line of credit under a revolving credit agreement (the “Agreement”) with a bank which is collateralized by substantially all unencumbered assets of the Company. Advances under the Agreement bear interest at the prime rate, plus one-half of one percent (3.75% as of March 31, 2010), with interest payable monthly. Subject to the terms of the Agreement, the Company may request and repay advances from time to time through the expiration date. The Agreement includes certain financial covenants that must be met including a covenant that for a period of not less than thirty (30) consecutive days during the loan term, that no loan amount will be outstanding under the Agreement. The Agreement expires on August 3, 2010. As of March 31, 2010 the Company was in compliance with the terms of its revolving credit agreement and no amounts have been drawn under this facility.

In connection with an acquisition of assets during 2008, we entered into an equipment lease financing loan with a bank for $1,750,000. The equipment lease is collateralized by the acquired assets and other assets of the Company and provides for monthly payments of principal and interest of $46,378 commencing on September 1, 2008 over 42 months, with interest at 6.4%. The lease financing agreement also requires the Company to meet certain financial covenants over the loan term. As of March 31, 2010 the Company was in compliance with terms of this loan agreement.

The Company incurred total net interest expense of $70,800 and $88,486 for the three months ended March 31, 2010 and 2009, respectively.

4.     STOCK OPTION PLANS

The Company issues stock options and awards for the purpose of providing incentives to key employees, officers, directors, and consultants of the Company who provide significant services to the Company. Options and awards granted under the Plans generally vest over five years and are subject to forfeiture if the employee terminates prior to vesting. As of March 31, 2010 there have been no options or awards granted under our 2009 Plan. With regard to our 2002 Plan, there are 650,000 common shares authorized for grant and such options will not be granted for a term of more than ten years from the date of grant. The 2002 Plan expires in March 2012. Incentive stock options granted under the 2002 Plan are non-statutory stock options. As of March 31, 2010, the number of shares reserved for future awards was 43,492, which is net of the 45,000 and 53,500 restricted award shares granted in March 2010 and April 2009 under the 2002 Plan, respectively, as discussed below.

During the three months ended March 31, 2010 and 2009 we issued -0- and 15,500, stock options, respectively, under our 2002 Plan to various employees. Such options vest in equal installments over five years and unvested options are subject to forfeiture should the respective employee leave the company. Compensation costs related to total stock options outstanding for the three months ended March 31, 2010 and 2009 were $3,295 and $3,263, respectively.

A summary of the Company's outstanding stock options and activity is as follows:

	Number of Options	Weighted Average Exercise Price

Outstanding at January 1, 2010	305,965	$2.34
Options Granted	-	$-
Options Exercised	(2,116)	$1.03
Options Canceled	(93)	$27.20

Outstanding at March 31, 2010	303,756	$2.34

Exercisable at March 31, 2010	244,668	$1.85

The weighted-average remaining contractual life of the options outstanding at March 31, 2010 is 4.59 years. The exercise prices for the options outstanding at March 31, 2010 ranged from $0.40 to $51.00 and information relating to these options is as follows:

			Weighted	Weighted	Weighted	Weighted
			Average	Average	Average	Average
			Remaining	Remaining	Exercise	Exercise
Range of	Stock	Stock	Contractual	Contractual	Price of	Price of
Exercise	Options	Options	Life of Options	Life of Options	Options	Options
Prices	Oustanding	Exercisable	Outstanding	Exercisable	Outstanding	Exercisable

$0.40	214,291	214,291	3.18 years	3.18 years	$0.40	$0.40
$2.15 - 8.00	82,500	23,412	8.50 years	7.96 years	$4.28	$4.00
$20.00 - 51.00	6,965	6,965	1.50 years	1.50 years	$39.14	$39.14
$0.40 - 51.00	303,756	244,668	4.59 years	3.59 years	$2.34	$1.85

As of March 31, 2010, the total unrecognized compensation cost related to unvested stock options was $43,365, which is to be recognized over a remaining weighted average vesting period of approximately 3.6 years.

In addition to options granted under the 2002 Plan, as of March 31, 2010, we have 426,997 restricted award shares issued and outstanding of which 328,497 were issued outside of the 2002 Plan and 195,200 are fully vested. Award shares vest in equal installments over five years from the date of issuance. Such award shares are issued from time to time to executive officers, directors and employees of the Company. Non-vested award shares are subject to forfeiture in the event that the recipient is no longer employed by the Company at the time of vesting, subject to the Board’s right to waive the forfeiture provisions. Compensation expense related to such shares is determined as of the issuance date based on the fair value of the shares issued and is amortized over the related vesting period. The total grant date fair value related to the restricted award shares issued in March 2010 was $380,700, representing the number of restricted shared issued times the closing price of $8.46 per share.

Compensation costs are amortized over the vesting period of five years. Compensation expense related to outstanding restricted award shares was $61,250 and $40,657 for the three months ended March 31, 2010 and 2009, respectively.

Information relating to non-vested restricted award shares is as follows:

		Average	Average
		Remaining	Grant Date	Aggregate
	Number of	Contractual	Fair Value	Intrinsic
	Shares	Life (in years)	Per Share	Value

Nonvested, January 1, 2010	228,797	2.4	$3.75	$789,795
Granted	45,000		$8.46
Forfeited/Cancelled	-		$-
Vested	(42,000)		$3.15
Nonvested, March 31, 2010	231,797	2.9	$4.77	$737,377

5.	COMMITMENTS AND CONTINGENCIES

From time to time, we may become involved in litigation arising out of operations in the normal course of business. As of the filing date of this Form 10-Q, we are not a party to any pending legal proceedings.

6.     RELATED PARTY TRANSACTIONS

Transactions with BJH Management
The services of the Company’s Chairman and Chief Executive Officer are contracted through BJH Management for a monthly fee of $15,167. In March 2010, the services agreement with BJH Management was extended to June 30, 2013.

The Company’s Chairman and Chief Executive Officer maintains his primary office in New York. In this regard, the Company reimbursed BJH Management, LLC (“BJH”), a company owned by the Company’s Chairman and Chief Executive Officer, for office rent and other reimbursable expenses totaling $17,738 and $16,580 for the three months ended March 31, 2010 and 2009, respectively.

7.     LIMITED LIABILITY COMPANIES

In connection with expanding its business, PRI Medical participates with others in the formation of Limited Liability Companies (“LLCs”) in which it will acquire either a non-controlling or controlling-interest and the remaining interests are held by other investors. These LLCs acquire certain medical equipment for use in their respective business activities which generally focus on surgical procedures. The LLCs will acquire medical equipment for rental purposes under equipment financing leases. The third party investors in each respective LLC generally provide the lease financing company with individual proportionate lease guarantees based on their respective ownership percentages in the LLCs. In addition, PRI Medical will provide such financing companies with its corporate guarantee based on its respective ownership interest in each LLC. In certain instances, PRI Medical has provided such financing companies with an overall corporate guarantee in connection with equipment financing transactions. In such instances, the individual investors in each respective LLC will generally indemnify PRI Medical against losses, if any, incurred in connection with its corporate guarantee. As of March 31, 2010, PRI Medical holds interests in seven active LLCs. We previously held interests in thirteen LLCs; however, during the second half of 2009, we ceased operations in six LLCs and began the wind-down and dissolution process as a result of regulatory changes. In addition, during the first quarter of 2009 we participated in the formation of one new LLC.

For the three months ended March 31, 2010 and 2009, in accordance with guidance issued by the FASB, the Company accounted for its equity investments in LLCs in which it holds a non-controlling interest under the full consolidation method whereby transactions between the Company and LLCs have been eliminated through consolidation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information contained in this Form 10-Q and documents incorporated herein by reference are intended to update the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and such information presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and other information contained in such Form 10-K and other Company filings with the Securities and Exchange Commission (“SEC”).

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, and actual results could be significantly different than those discussed in this Form 10-Q. Certain statements contained in Management's Discussion and Analysis, particularly in "Liquidity and Capital Resources," and elsewhere in this Form 10-Q are forward-looking statements. These statements discuss, among other things, expected growth, future revenues and future performance. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. The forward-looking statements are subject to risks and uncertainties including, without limitation, the following: (a) changes in levels of competition from current competitors and potential new competition, (b) possible loss of significant customer(s), (c) the Company’s ability to effectively integrate into its operations new and changing medical technologies, (d) the risk of equipment vendors not making their equipment and technologies available to equipment rental and service companies such as ours, (e) the Company’s ability to meet the terms and conditions of its debt and lease obligations, (f) the potential impact of new government rules and regulations, including recently enacted healthcare reform legislation, could have a material adverse affect on our results of our operations, and (g) changes in availability or terms of working capital financing from vendors and lending institutions. The foregoing should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us. All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company on the date thereof, and the Company assumes no obligation to update any forward-looking statements.

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

Results of Operations

The following table sets forth certain selected unaudited condensed consolidated statements of income data for the periods indicated in dollars and as a percentage of total revenues. The following discussions relate to our results of operations for the periods noted. The results of operations are not necessarily indicative of the results expected for any other interim period or any future fiscal year. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Three Months Ended March 31,
	2010	%	2009	%

Revenue	$7,373,170	100%	$7,335,043	100%

Cost of goods sold	4,466,163	61%	4,411,458	60%

Gross profit	2,907,007	39%	2,923,585	40%

Selling, general, and administrative expenses	1,460,006	20%	1,455,422	20%

Income from operations	1,447,001	19%	1,468,163	20%

Other income (expense)	127,593	2%	(82,709)	-1%

Income before provision for income
taxes and noncontrolling interest	1,574,594	21%	1,385,454	19%

Provision for income taxes	(590,000)	-8%	(478,134)	-7%

Net income before noncontrolling interest	984,594	13%	907,320	12%

Non-controlling interest in income of consolidated
limited liability companies	(137,904)	-2%	(208,120)	-3%

Net income	$846,690	11%	$699,200	9%

Comparison of the Three Months Ended March 31, 2010 to March 31, 2009

The Company generated revenues of $7,373,170 in 2010 compared to $7,335,043 in 2009. The increase in revenues in 2010 of $38,127, or 0.5% is related to an increase in revenues from our surgical procedures. The modest increase in revenue growth during the quarter may be attributable, in part, to current economic conditions whereby many individuals may have lost their healthcare coverage and as a result may be postponing medical procedures in the short-term.

Cost of goods sold was $4,466,163 in 2010 or 61% of revenues, compared to $4,411,458 or 60% of revenues for 2009. Costs of goods sold primarily consist of payroll costs and related expenses for technicians, cost of disposables consumed, depreciation and amortization related to equipment, insurance costs and other operating costs incurred in rendering mobile medical equipment and technician services. The overall increase in cost of goods sold of $54,705 or 1% for 2010 is due to increases in depreciation and amortization expenses of $62,354 and equipment maintenance costs of $70,496. Such increases were offset by net decreases in other cost categories.  Other cost categories within the cost of good sold remained relatively consistent with the prior year.

Gross profit from operations was $2,907,007 in 2010, compared to $2,923,585 in 2009. Gross profit as a percentage of revenues was 39% for 2010 compared to 40% for 2009. Gross profit margins after disposable costs will vary depending on the type of surgical procedure performed due to the fact that certain procedures require more expensive disposable items. In addition, gross profit margin rates will vary from period to period depending upon other factors including pricing considerations, and equipment and technician utilization rates. The gross profit margin for 2010 is not necessarily indicative of the gross profit margins that may be realized in future periods.

Selling, general, and administrative expenses were $1,460,006 and $1,455,422 for 2010 and 2009, respectively, or 20% of revenues for both periods. Such costs include, among others, payroll and related expenses, insurance costs and occupancy costs. Overall, selling, general and administrative expenses for the quarter ended March 31, 2010 were relatively consistent with such expenses for the prior year period.

Other income (expense) was $127,593 in 2010 compared to $(82,709) in 2009. Other income (expense) includes interest income and expense, gains and losses on disposal of property and equipment, and other miscellaneous income and expense items. The net increase in other income (expense) of $210,302 is primarily related to income of $190,222 from affiliated entities related to equipment acquired from such entities while no such income items were recorded in the prior year. In addition, net interest expense decreased by $17,686 due to the continuing pay-down of lease obligations with higher interest rates and to an increase in interest income of $3,278.

The non-controlling interest (ownership interests held by third-parties) in net income of limited liability companies was $137,904 in 2010 compared to $208,120 in 2009. In 2010 and 2009, we held ownership interests in seven and thirteen entities, respectively. During mid to late 2009 we ceased operations in six LLCs and we began the wind-down and dissolution process. The decrease in non-controlling interest in earnings is related to the winding-down of operations for such LLCs. As of March 31, 2010 and 2009, in accordance with guidance issued by the FASB, the Company accounted for its equity investments in entities in which it holds a non-controlling interest under the full consolidation method.

Net income was $846,690 in 2010 compared to $699,200 in 2009. Provision for income taxes was $590,000 in 2010 compared to $478,134 in 2009. The provision for income taxes for both 2010 and 2009 is comprised of state and federal taxes, federal Alternative Minimum Taxes (AMT) and the utilization of deferred income tax assets. At December 31, 2009, the Company had net operating loss carryforwards of approximately $3.4 million for federal tax purposes, which is subject to certain limitations due to statutory ownership changes. Basic net income per share for 2010 and 2009 was $0.12 and $0.11, respectively, while fully diluted net income per share for 2010 and 2009 was $0.12 and $0.10, respectively. Basic and fully diluted weighted average shares outstanding for 2010 were 6,791,342 and 7,052,893, respectively, and 6,657,849 and 7,036,959 for 2009, respectively.

Liquidity and Capital Resources

The Company maintains a $1.5 million line of credit under a revolving credit agreement (the “Agreement”) with a bank which is collateralized by substantially all unencumbered assets of the Company. Advances under the Agreement bear interest at the prime rate, plus one-half of one percent (3.75% as of March 31, 2010), with interest payable monthly. Subject to the terms of the Agreement, the Company may request and repay advances from time to time through the expiration date. The Agreement includes certain financial covenants that must be met including a covenant that for a period of not less than thirty (30) consecutive days during the loan term, that no loan amount will be outstanding under the Agreement. The Agreement expires on August 3, 2010. As of March 31, 2010 and the filing of this Form 10-Q, the Company was in compliance with the terms of its revolving credit agreement and no amounts have been drawn under this facility.

In connection with an acquisition of assets during 2008, we entered into an equipment lease financing loan with a bank for $1,750,000. The equipment lease is collateralized by the acquired assets and other assets of the Company and provides for monthly payments of principal and interest of $46,378 commencing on September 1, 2008 over 42 months, with interest at 6.4%. The lease financing agreement also requires Emergent to meet certain financial covenants over the loan term. As of March 31, 2010 and the filing of this Form 10-Q, the Company was in compliance with terms of this loan agreement.

The Company had cash and cash equivalents of $5,347,736 at March 31, 2010. Cash provided by operating activities for the three months ended March 31, 2010 was $1,239,199. Cash generated from operations includes net income of $846,690, depreciation and amortization of $585,240, deferred income taxes of $100,000, non-controlling interest in income of $137,904, stock-based compensation of $64,546, an increase in provision for doubtful accounts of $8,225, decreases in accounts receivable of $154,012, prepaid expenses of $33,884, deposits and other assets of $104 and an increase in accounts payable of $114,518; offset by other income from affiliated entities of $190,222, gain on disposal of property and equipment of $7,847, an increase in inventory of $127,293, and a decrease in accrued expenses and other liabilities of $480,562. Cash used in investing activities was $244,048 and consisted of the purchase of property and equipment of $108,337, cash distributions of $145,380 to members of limited liability companies, offset by proceeds from the sale of property and equipment of $9,669. Cash used for financing activities was $3,074,580 and consisted of payment of dividends on common stock of $2,710,817, payments of $492,250 on lease obligations; offset by proceeds of $128,064 from equipment refinancing and $423 from the exercise of common stock options.

The Company had cash and cash equivalents of $2,537,989 at March 31, 2009. Cash provided by operating activities for the three months ended March 31, 2009 was $770,291. Cash generated from operations includes net income of $699,200, depreciation and amortization of $518,557, deferred income taxes of $354,619, non-controlling interest in net income of $208,120, stock-based compensation of $43,920, an increase in provision for doubtful accounts of $9,000, increases in accounts payable and deposits and other assets of $343,930 and $3,389, respectively; offset by increases in accounts receivable, inventory and prepaid expenses of $667,266; $48,508 and $56,127, respectively, and a decrease in accrued expenses and other liabilities of $642,651. Cash used in investing activities was $345,372 and consisted of the purchase of property and equipment of $132,649, cash distributions of $280,823 to members of limited liability companies, offset by contributions from new members to limited liability companies of $67,500 and proceeds from the sale of equipment of $600. Cash used for financing activities was $2,473,037 and consisted of payment of dividends on common stock of $1,989,750, and payments of $483,287 on lease obligations.

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

PART II.  OTHER INFORMATION
.
Item 1.     Legal Proceedings

See Note 5 to Notes to Condensed Consolidated Financial Statements included herein for a description of legal matters.

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

None.

Item 3.     Defaults Upon Senior Securities

  None.

Item 4.     Submissions of Matters to a Vote of Security Holders

In the first quarter ended March 31, 2010 there were no matters submitted to a vote of security holders.

Item 5.     Other Information

None

Item 6.     Exhibits

Except for the exhibits listed below, other required exhibits have been previously filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

Exhibit Number	Description

11.1	Statement re: computation of earnings per share. See condensed consolidated statement of operations and notes thereto.

31(a)	Rule 13a-14(a) Certification – Chief Executive Officer *

31(b)	Rule 13a-14(a) Certification – Chief Financial Officer *

32(a)	Section 1350 Certification – Chief Executive Officer *

32(b)	Section 1350 Certification – Chief Financial Officer *

_______________________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERGENT GROUP INC.

Date: May 11, 2010	By:	/s/ Bruce J. Haber
Bruce J. Haber, Chairman and Chief Executive Officer

Date: May 11, 2010	By:	/s/ William M. McKay
William M. McKay, Chief Financial Officer and Secretary