Form 10-Q
period 2010-09-30
EMERGENT GROUP INC/NY
filed 2010-11-05
CIK 1021097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
___________________________________

FORM 10-Q
___________________________________

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2010

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

As of November 4, 2010, the registrant had a total of 6,897,949 shares of Common Stock outstanding.

EMERGENT GROUP INC.
FORM 10-Q Quarterly Report

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2010 (unaudited)
	and December 31, 2009	3

	Condensed Consolidated Statements of Income for the Three and Nine Months
	Ended September 30, 2010 and 2009 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
	September 30, 2010 and 2009 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures and Market Risk	15

Item 4.	Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item1A.	Risk Factors	16

Item 2.	Changes in Securities	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Reserved	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

Signatures		17

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Emergent Group Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
ASSETS	(Unaudited)

Current assets
Cash	$7,283,073	$7,427,165
Accounts receivable, net of allowance for doubtful
accounts of $98,909 and $83,704	3,803,026	4,006,123
Inventory, net	1,130,668	889,526
Prepaid expenses	299,523	380,825
Deferred income taxes	257,630	557,630

Total current assets	12,773,920	13,261,269

Property and equipment, net of accumulated depreciation and
amortization of $10,304,504 and $9,031,136	4,681,577	5,545,492
Goodwill	1,120,058	1,120,058
Deferred income taxes	21,126	21,126
Other intangible assets, net of accumulated amortization of
$372,373 and $300,672	393,564	455,265
Deposits and other assets	82,671	80,992

Total assets	$19,072,916	$20,484,202

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Current portion of capital lease obligations	$1,834,276	$1,901,272
Dividends payable	-	2,710,817
Accounts payable	1,671,098	1,440,122
Accrued expenses and other liabilities	2,010,296	2,456,315

Total current liabilities	5,515,670	8,508,526

Capital lease obligations, net of current portion	1,872,710	2,670,942

Total liabilities	7,388,380	11,179,468

Commitments and contingencies, note 5	-	-

Shareholders' equity
Preferred stock, $0.001 par value, non-voting 10,000,000
shares authorized, no shares issued and outstanding	-	-
Common stock, $0.04 par value, 100,000,000 shares authorized
6,897,024 and 6,776,118 shares issued and outstanding	275,877	271,042
Additional paid-in capital	16,753,421	16,507,958
Accumulated deficit	(5,786,081)	(8,062,324)

Total Emergent Group equity	11,243,217	8,716,676
Non-controlling interest	441,319	588,058
Total shareholders' equity	11,684,536	9,304,734

Total liabilities and shareholders' equity	$19,072,916	$20,484,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

Emergent Group Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenue	$7,594,715	$7,981,464	$22,214,727	$23,105,272
Cost of goods sold	4,607,609	4,802,495	13,465,898	13,839,056

Gross profit	2,987,106	3,178,969	8,748,829	9,266,216

Selling, general, and administrative expenses	1,566,503	1,490,174	4,522,235	4,442,338

Income from operations	1,420,603	1,688,795	4,226,594	4,823,878

Other income (expense)
Interest expense, net	(64,410)	(85,692)	(210,496)	(261,681)
Gain on disposal of property and equipment	-	5,500	64,323	8,050
Other income from affiliated entities, net	-	-	190,221	-
Other income, net	978	76	1,923	30,336

Total other income (expense)	(63,432)	(80,116)	45,971	(223,295)

Income before provision for income taxes and
non-controlling interest	1,357,171	1,608,679	4,272,565	4,600,583
Provision for income taxes	(472,755)	(553,000)	(1,550,044)	(1,604,634)

Income before non-controlling interest	884,416	1,055,679	2,722,521	2,995,949

Non-controlling interests in income of consolidated
limited liability companies	(174,380)	(225,023)	(446,277)	(597,030)

Net income	$710,036	$830,656	$2,276,244	$2,398,919

Basic earnings per share	$0.10	$0.12	$0.33	$0.36

Diluted earnings per share	$0.10	$0.12	$0.32	$0.34

Basic weighted average shares outstanding	6,875,040	6,745,663	6,841,176	6,710,175

Diluted weighted-average shares outstanding	7,045,049	7,089,598	7,020,315	7,059,774

The accompanying notes are an integral part of these condensed consolidated financial statements.

Emergent Group Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	September 30,
	2010	2009

Cash flows from operating activities
Net income	$2,276,244	$2,398,919
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,773,679	1,620,057
Gain on disposal of property and equipment	(64,323)	(8,050)
Provision for doubtful accounts	15,205	21,415
Non-controlling interest in income	446,277	597,030
Stock-based compensation	220,230	170,494
Deferred income taxes	300,000	1,217,122
Other income from affiliated entities, net	(190,221)	-
Other expense	-	5,497
(Increase) decrease in assets and liabilities
Accounts receivable	187,892	(547,292)
Inventory	(241,142)	2,315
Prepaid expenses	81,302	(89,329)
Deposits and other assets	(11,679)	(125,377)
Increase (decrease) in
Accounts payable	215,976	396,288
Accrued expenses and other liabilities	(413,428)	262,699

Net cash provided by operating activities	4,596,012	5,921,788

Cash flows from investing activities
Purchase of property and equipment	(362,110)	(517,582)
Cash paid to members of limited liability companies	(446,637)	(703,404)
Contributions from new members to limited liability companies	11,250	112,500
Proceeds from the sale of property and equipment	164,169	4,050

Net cash used in investing activities	(633,328)	(1,104,436)

Cash flows from financing activities
Payments on capital lease obligations	(1,554,092)	(1,492,241)
Payments on dividends declared	(2,710,817)	(1,989,750)
Proceeds from equipment refinancing	128,064	34,740
Proceeds from exercise of options to purchase common stock	30,069	1,600

Net cash used in financing activities	(4,106,776)	(3,445,651)

Net increase (decrease) in cash	(144,092)	1,371,701

Cash, beginning of period	7,427,165	4,586,107

Cash, end of period	$7,283,073	$5,957,808

Supplemental disclosures of cash flow information:
Interest paid	$233,104	$273,343
	$-
Income taxes paid	$1,251,738	$502,147

Supplemental schedule of noncash investing and financing activities:

During the nine months ended September 30, 2010 and 2009, the Company incurred capital lease obligations of $688,864 and $918,266, respectively, for medical equipment. In addition, equipment purchases of $195,000 are included in accounts payable in the accompanying balance sheet as of September 30, 2010 for which the Company is arranging lease financing.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMERGENT GROUP INC and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2010 and 2009
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

The results of operations presented for the three and nine months ended September 30, 2010 and 2009 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

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

Compensation costs related to stock options issued under the Plans are determined in accordance with guidance issued by the FASB. We determine the fair value of option grants based on the Black-Scholes option-pricing model using the modified prospective method. Under this method, compensation cost recognized during the three and nine months ended September 30, 2010 and 2009 includes compensation cost for all share-based payments granted prior to but not yet vested as of January 1, 2006, and all grants subsequent to that date, based on the grant date fair value, which is amortized over the remaining vesting period for such options.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Numerator -
Net income attributable to common
Shareholders	$710,036	$830,656	$2,276,244	$2,398,919
Denominator -
Weighted-average number of common
Shares outstanding during the period	6,875,040	6,745,663	6,841,176	6,710,175
Dilutive effect of stock options and warrants	170,009	343,935	179,139	349,599
Common stock and common stock
Equivalents used for diluted earnings per share	7,045,049	7,089,598	7,020,315	7,059,774

Recent Accounting Pronounments
In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and more disaggregation for the different types of financial instruments. This ASU is effective for annual and interim reporting periods beginning after December 15, 2009 for most of the new disclosures and for periods beginning after December 15, 2010 for the new Level 3 disclosures. Comparative disclosures are not required in the first year the disclosures are required. We did not have any significant transfers in or out of Level 1 and Level 2 fair value measurements during the three months ended September 30, 2010.

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

In June 2009, the FASB issued accounting guidance contained within ASC 810, Consolidation (“ASC 810”), regarding the consolidation of variable interest entities (formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R)). ASC 810 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. This standard is effective for interim and annual periods beginning after November 15, 2009. Our adoption of this ASC on January 1, 2010 had no material impact on our consolidated financial statements.

In June 2009, the FASB issued ASC 860, Transfers and Servicing (“ASC 860”), (formerly SFAS No. 166, Accounting for Transfers of Financial Assets). ASC 860 requires more information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets. It eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosure. This standard is effective for interim and annual periods beginning after November 15, 2009. We adopted this standard on January 1, 2010. The adoption of this standard had no material impact on our financial statements.

3.     DEBT OBLIGATIONS

The Company maintains a $1.5 million line of credit under a revolving credit agreement (the “Agreement”) with a bank which is collateralized by substantially all unencumbered assets of the Company. Advances under the Agreement bear interest at the prime rate, plus one-half of one percent (3.75% as of September 30, 2010), with interest payable monthly. Subject to the terms of the Agreement, the Company may request and repay advances from time to time through the expiration date. The Agreement includes certain financial covenants that must be met including a covenant that for a period of not less than thirty (30) consecutive days during the loan term, that no loan amount will be outstanding under the Agreement. The Agreement expires on December 3, 2010. As of September 30, 2010 the Company was in compliance with the terms of its revolving credit agreement and no amounts have been drawn under this facility.

In connection with an acquisition of assets during 2008, we entered into an equipment lease financing loan with a bank for $1,750,000. The equipment lease is collateralized by the acquired assets and other assets of the Company and provides for monthly payments of principal and interest of $46,378 commencing on September 1, 2008 over 42 months, with interest at 6.4%. The lease financing agreement also requires the Company to meet certain financial covenants over the loan term. As of September 30, 2010 the Company was in compliance with terms of this loan agreement.

The Company incurred total net interest expense of $64,410 and $85,692 for the three months ended September 30, 2010 and 2009, respectively and $210,496 and $261,681 for the nine months ended September 30, 2010 and 2009, respectively.

4.     STOCK OPTION PLANS

The Company issues stock options and awards for the purpose of providing incentives to key employees, officers, directors, and consultants of the Company who provide significant services to the Company. Options and awards granted under the Plans generally vest over five years and are subject to forfeiture if the employee terminates prior to vesting. As of September 30, 2010 there have been no options or awards granted under our 2009 Plan. With regard to our 2002 Plan, there are 650,000 common shares authorized for grant and such options will not be granted for a term of more than ten years from the date of grant. The 2002 Plan expires in March 2012. Incentive stock options granted under the 2002 Plan are non-statutory stock options. As of September 30, 2010, the number of shares reserved for future awards was 55,430, which is net of the 45,000 and 53,500 restricted award shares granted in March 2010 and April 2009 under the 2002 Plan, respectively, as discussed below.

During the nine months ended September 30, 2010 and 2009 we issued -0- and 30,000, stock options, respectively, under our 2002 Plan to various employees. Such options vest in equal installments over five years and unvested options are subject to forfeiture should the respective employee leave the company. Compensation costs related to total stock options outstanding for the three months ended September 30, 2010 and 2009 were $2,595 and $3,858 respectively, and $8,715 and $11,420 for the nine months ended September 30, 2010 and 2009, respectively.

A summary of the Company's outstanding stock options and activity is as follows:

	Number of Options	Weighted Average Exercise Price

Outstanding at January 1, 2010	305,965	$2.34
Options Granted	-	$-
Options Exercised	(79,408)	$0.65
Options Canceled	(11,731)	$6.32

Outstanding at September 30, 2010	214,826	$2.75

Exercisable at September 30, 2010	172,262	$2.34

The weighted-average remaining contractual life of the options outstanding at September 30, 2010 is 4.38 years. The exercise prices for the options outstanding at September 30, 2010 ranged from $0.40 to $51.00 and information relating to these options is as follows:

			Weighted	Weighted	Weighted	Weighted
			Average	Average	Average	Average
			Remaining	Remaining	Exercise	Exercise
Range of	Stock	Stock	Contractual	Contractual	Price of	Price of
Exercise	Options	Options	Life of Options	Life of Options	Options	Options
Prices	Oustanding	Exercisable	Outstanding	Exercisable	Outstanding	Exercisable

$0.40	144,576	144,576	2.94 years	2.94 years	$0.40	$0.40
$2.15 - 8.00	64,000	21,436	7.93 years	7.42 years	$4.41	$4.45
$20.00 - 51.00	6,250	6,250	1.08 years	1.08 years	$40.00	$40.00

$0.40 - 51.00	214,826	172,262	4.38 years	3.43 years	$2.75	$2.34

As of September 30, 2010, the total unrecognized compensation cost related to unvested stock options was $33,903, which is to be recognized over a remaining weighted average vesting period of approximately 3.09 years.

In addition to options granted under the 2002 Plan, as of September 30, 2010, we have 424,997 restricted award shares issued and outstanding of which 328,497 were issued outside of the 2002 Plan and 205,900 are fully vested. Award shares vest in equal installments over five years from the date of issuance. Such award shares are issued from time to time to executive officers, directors and employees of the Company. Non-vested award shares are subject to forfeiture in the event that the recipient is no longer employed by the Company at the time of vesting, subject to the Board’s right to waive the forfeiture provisions. Compensation expense related to such shares is determined as of the issuance date based on the fair value of the shares issued and is amortized over the related vesting period. In March 2010 and April 2009 we issued 45,000 and 53,500 restricted shares under the 2002 Plan, respectively. The total grant date fair value related to the restricted award shares issued in March 2010 and April 2009 was $380,700 and $363,265, respectively, representing the number of restricted shares issued times the closing prices of $8.46 and $6.79 per share, respectively.

Compensation costs are amortized over the vesting period of five years. Compensation expense related to outstanding restricted award shares was $75,451 and $59,421 for the three months ended September 30, 2010 and 2009, respectively, and $211,515 and $159,074 for the nine months ended September 30, 2010 and 2009, respectively.

Information relating to non-vested restricted award shares is as follows:

		Weighted	Weighted
		Average	Average
		Remaining	Grant Date	Aggregate
	Number of	Contractual	Fair Value	Intrinsic
	Shares	Life (in years)	Per Share	Value

Nonvested, January 1, 2010	228,797	2.8	$3.75	$789,795
Granted	45,000		$8.46
Forfeited/Cancelled	-		$-
Vested	(53,099)		$3.88
Nonvested, September 30, 2010	220,698	2.4	$4.68	$413,675

5.	COMMITMENTS AND CONTINGENCIES

From time to time, we may become involved in litigation arising out of operations in the normal course of business. As of September 30, 2010 and as of the filing date of this Form 10-Q, we are not a party to any pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results or financial position.

6.     RELATED PARTY TRANSACTIONS

Transactions with BJH Management
The services of the Company’s Chairman and Chief Executive Officer are contracted through BJH Management for a monthly fee of $15,167. In March 2010, the services agreement with BJH Management was extended to June 30, 2013.

The Company’s Chairman and Chief Executive Officer maintains his primary office in New York. In this regard, the Company reimbursed BJH Management, LLC (“BJH”), a company owned by the Company’s Chairman and Chief Executive Officer, for office rent and other reimbursable expenses totaling $19,492 and $18,073 for the three months ended September 30, 2010 and 2009, respectively, and $55,950 and $52,173 for the nine months ended September 30, 2010 and 2009, respectively.

7.     LIMITED LIABILITY COMPANIES

In connection with expanding its business, PRI Medical participates with others in the formation of Limited Liability Companies (“LLCs”) in which it will acquire either a non-controlling or controlling-interest and the remaining interests are held by other investors. These LLCs acquire certain medical equipment for use in their respective business activities which generally focus on surgical procedures. The LLCs will acquire medical equipment for rental purposes under equipment financing leases. The third party investors in each respective LLC generally provide the lease financing company with individual proportionate lease guarantees based on their respective ownership percentages in the LLCs. In addition, PRI Medical will provide such financing companies with its corporate guarantee based on its respective ownership interest in each LLC. In certain instances, PRI Medical has provided such financing companies with an overall corporate guarantee in connection with equipment financing transactions. In such instances, the individual investors in each respective LLC will generally indemnify PRI Medical against losses, if any, incurred in connection with its corporate guarantee. As of September 30, 2010, PRI Medical holds interests in seven active LLCs. We previously held interests in thirteen LLCs; however, during the second half of 2009, we ceased operations in six LLCs and began the wind-down and dissolution process as a result of regulatory changes.

For the three and nine months ended September 30, 2010 and 2009, in accordance with guidance issued by the FASB, the Company accounted for its equity investments in LLCs in which it holds a non-controlling interest under the full consolidation method whereby transactions between the Company and LLCs have been eliminated through consolidation.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	%	2009	%	2010	%	2009	%

Revenue	$7,594,715	100%	$7,981,464	100%	$22,214,727	100%	$23,105,272	100%
Cost of goods sold	4,607,609	61%	4,802,495	60%	13,465,898	61%	13,839,056	60%

Gross profit	2,987,106	39%	3,178,969	40%	8,748,829	39%	9,266,216	40%

Selling, general, and administrative expenses	1,566,503	21%	1,490,174	19%	4,522,235	20%	4,442,338	19%

Income from operations	1,420,603	18%	1,688,795	21%	4,226,594	19%	4,823,878	21%

Other income (expense)	(63,432)	-1%	(80,116)	-1%	45,971	0%	(223,295)	-1%

Income before provision for income
taxes and non-controlling interest	1,357,171	17%	1,608,679	20%	4,272,565	19%	4,600,583	20%
Provision for income taxes	(472,755)	-6%	(553,000)	-7%	(1,550,044)	-7%	(1,604,634)	-7%
					-
Net income before non-controlling interest	884,416	11%	1,055,679	13%	2,722,521	12%	2,995,949	13%

Non-controlling interest in income of
consolidated limited liability companies	(174,380)	-2%	(225,023)	-3%	(446,277)	-2%	(597,030)	-3%
Net income	$710,036	9%	$830,656	10%	$2,276,244	10%	$2,398,919	10%

Comparison of the Three Months Ended September 30, 2010 to September 30, 2009

The Company generated revenues of $7,594,715 in 2010 compared to $7,981,464 in 2009. The decrease in revenues in 2010 of $386,749, or 5% is related to a decrease in revenues from our surgical procedures. The decrease in surgical revenues during the quarter may be attributable, in part, to current economic conditions whereby many individuals may have lost their healthcare coverage and as a result may be postponing medical procedures in the short-term.

Cost of goods sold was $4,607,609 in 2010 or 61% of revenues, compared to $4,802,495 or 60% of revenues for 2009. Costs of goods sold primarily consist of payroll costs and related expenses for technicians, cost of disposables consumed, depreciation and amortization related to equipment, insurance costs and other operating costs incurred in rendering mobile medical equipment and technician services. The overall decrease in cost of goods sold of $194,886 or 4% for 2010 is due to the decrease in revenues for the period resulting in lower overall operating costs including payroll and payroll related costs, partially offset by increases in depreciation and amortization expenses of $25,339. The increase in depreciation and amortization expense relates to equipment purchases in 2010 and 2009. The net change in other cost categories included in cost of goods sold remained relatively consistent in 2010 compared to 2009.

Gross profit from operations was $2,987,106 in 2010, compared to $3,178,969 in 2009. Gross profit as a percentage of revenues was 39% for 2010 compared to 40% for 2009. Gross profit margins after disposable costs will vary depending on the type of surgical procedure performed due to the fact that certain procedures require more expensive disposable items. In addition, gross profit margin rates will vary from period to period depending upon other factors including pricing considerations, and equipment and technician utilization rates. The gross profit margin for 2010 is not necessarily indicative of the gross profit margins that may be realized in future periods.

Selling, general, and administrative expenses were $1,566,503 and $1,490,174 for 2010 and 2009, respectively, or 21% and 19% of revenues, respectively. Such costs include, among others, payroll and related expenses, insurance costs and occupancy costs. Overall, the cost categories within selling, general and administrative expenses were relatively comparable for both 2010 and 2009.

Other income (expense) was $(63,432) in 2010 compared to $(80,116) in 2009. Other income (expense) includes interest income and expense, gains and losses on disposal of property and equipment, and other miscellaneous income and expense items. The net decrease in other income (expense) of $16,684 is primarily related to a decrease in net interest expense for 2010 of $21,282 primarily due to the continuing pay-down of lease obligations with higher interest rates and an increase in interest income, offset by a decrease of $5,500 in gain on disposal of property and equipment in 2010 compared to 2009.

The non-controlling interest (ownership interests held by third-parties) in net income of limited liability companies was $174,380 in 2010 compared to $225,023 in 2009. In 2010 and 2009, we held ownership interests in seven and thirteen entities, respectively. During mid to late 2009 we ceased operations in six LLCs and we began the wind-down and dissolution process. The decrease in non-controlling interest in earnings is related to the winding-down of operations for such LLCs. As of September 30, 2010 and 2009, in accordance with guidance issued by the FASB, the Company accounted for its equity investments in entities in which it holds a non-controlling interest under the full consolidation method.

Net income was $710,036 in 2010 compared to $830,656 in 2009. Provision for income taxes was $472,755 in 2010 compared to $553,000 in 2009. The provision for income taxes for both 2010 and 2009 is comprised of state and federal taxes, federal Alternative Minimum Taxes (AMT) and the utilization of deferred income tax assets. At December 31, 2009, the Company had net operating loss carryforwards of approximately $3.4 million for federal tax purposes, which is subject to certain limitations due to statutory ownership changes. Basic net income per share for 2010 and 2009 was $0.10 and $0.12, respectively, while fully diluted net income per share for 2010 and 2009 was $0.10 and $0.12, respectively. Basic and fully diluted weighted average shares outstanding for 2010 were 6,875,040 and 7,045,049, respectively, and 6,745,663 and 7,089,598 for 2009, respectively.

Comparison of the Nine Months Ended September 30, 2010 to September 30, 2009

The Company generated revenues of $22,214,727 in 2010 compared to $23,105,272 in 2009. The decrease in revenues in 2010 of $890,545, or 4%, is primarily related to a decrease in surgical procedures, which may be attributable, in part, to current economic conditions whereby many individuals may have lost their healthcare coverage and as a result may be postponing medical procedures in the short-term.

Cost of goods sold was $13,465,898 in 2010 or 61% of revenues, compared to $13,839,056 or 60% of revenues for 2009. Costs of goods sold primarily consist of payroll costs and related expenses for technicians, cost of disposables consumed, depreciation and amortization related to equipment, insurance costs and other operating costs incurred in rendering mobile medical equipment and technician services. The overall decrease in cost of goods sold of $373,158 or 3% for 2010 is primarily related to the decrease in revenues during the period resulting in lower overall operating costs including disposable costs, payroll and payroll related costs, partially offset by increases in depreciation and amortization expenses of $157,550 and equipment maintenance costs of $131,492. The increase in depreciation and amortization expense relates to equipment purchases in 2010 and 2009. The net change in other cost categories included in cost of goods sold remained relatively consistent in 2010 compared to 2009.

Gross profit from operations was $8,748,829 in 2010 compared to $9,266,216 in 2009. Gross profit as a percentage of revenues was 39% in 2010 compared to 40% in 2009. Gross margins after disposable costs will vary depending on the type of surgical procedure performed due to the fact that certain procedures require more expensive disposable items. In addition, gross margin rates will vary from period to period depending upon other factors including pricing considerations, and equipment and technician utilization rates. The gross margin for 2010 is not necessarily indicative of the margins that may be realized in future periods.

Selling, general, and administrative expenses in 2010 were $4,522,235 compared to $4,442,338 in 2009. Selling, general, and administrative expenses as a percentage of revenues were 20% for 2010 and 19% for 2009. Such costs include, among others, payroll and related expenses, insurance costs and occupancy costs. Overall, the cost categories within selling, general and administrative expenses were relatively comparable for both 2010 and 2009.

Other income (expense) was $45,971 in 2010 compared to $(223,295) in 2009. Other income (expense) includes interest income and expense, gains and losses on disposal of property and equipment, and other miscellaneous income and expense items. The net increase in other income (expense) of $269,266 is related to other income of $190,221 from affiliated entities related to equipment acquired from such entities in 2010 while no such income items were recorded in the prior year, an increase of $56,273 in gain on disposal of property and equipment in 2010, a decrease of $51,185 in net interest expense related to the continuing pay-down of lease obligations with higher interest rates and an increase in interest income, offset by a decrease of $28,413 in miscellaneous income in 2010 compared to 2009.

The minority interest (ownership interests held by third-parties) in net income of limited liability companies was $446,277 in 2010 compared to $597,030 in 2009. In 2010 and 2009, we held ownership interests in seven and thirteen entities, respectively. During mid to late 2009 we ceased operations in six LLCs and we began the wind-down and dissolution process. The decrease in non-controlling interest in earnings is related to the winding-down of operations for such LLCs. As of September 30, 2010 and 2009, in accordance with guidance issued by the FASB, the Company accounted for its equity investments in entities in which it holds a non-controlling interest under the full consolidation method.

Net income was $2,276,244 in 2010 compared to $2,398,919 in 2009. Provision for income taxes was $1,550,044 in 2010 as compared to $1,604,634 in 2009. The provision for income taxes for both 2010 and 2009 is comprised of state and federal taxes, federal Alternative Minimum Taxes (AMT) and the utilization of deferred income tax assets. At December 31, 2009, the Company had net operating loss carryforwards of approximately $3.4 million for federal tax purposes, which is subject to certain limitations due to statutory ownership changes. Basic net income per share for 2010 and 2009 was $0.33 and $0.36, respectively, while fully diluted net income per share for 2010 and 2009 was $0.32 and $0.34, respectively. Basic and fully diluted weighted average shares outstanding for 2010 were 6,841,176 and 7,020,315, respectively, and 6,710,175 and 7,059,774 for 2009, respectively.

Liquidity and Capital Resources

The Company maintains a $1.5 million line of credit under a revolving credit agreement (the “Agreement”) with a bank which is collateralized by substantially all unencumbered assets of the Company. Advances under the Agreement bear interest at the prime rate, plus one-half of one percent (3.75% as of September 30, 2010), with interest payable monthly. Subject to the terms of the Agreement, the Company may request and repay advances from time to time through the expiration date. The Agreement includes certain financial covenants that must be met including a covenant that for a period of not less than thirty (30) consecutive days during the loan term, that no loan amount will be outstanding under the Agreement. The Agreement expires on December 3, 2010 and we are in the process of renewing the Agreement as of the filing of this Form 10-Q. In addition, as of September 30, 2010 and the filing of this Form 10-Q, the Company was in compliance with the terms of its revolving credit agreement and no amounts have been drawn under this facility.

In connection with an acquisition of assets during 2008, we entered into an equipment lease financing loan with a bank for $1,750,000. The equipment lease is collateralized by the acquired assets and other assets of the Company and provides for monthly payments of principal and interest of $46,378 commencing on September 1, 2008 over 42 months, with interest at 6.4%. The lease financing agreement also requires Emergent to meet certain financial covenants over the loan term. As of September 30, 2010 and the filing of this Form 10-Q, the Company was in compliance with terms of this loan agreement.

The Company had cash and cash equivalents of $7,283,073 at September 30, 2010. Cash provided by operating activities for the nine months ended September 30, 2010 was $4,596,012. Cash generated from operations includes net income of $2,276,244, depreciation and amortization of $1,773,679, deferred income taxes of $300,000, non-controlling interest in income of $446,277, stock-based compensation of $220,230, an increase in provision for doubtful accounts of $15,205, decreases in accounts receivable and prepaid expenses of $269,194 and an increase in accounts payable of $215,976; offset by other income from affiliated entities of $190,221, gain on disposal of property and equipment of $64,323, an increase in inventory of $241,142, an increase in deposits and other assets of $11,679 and a decrease in accrued expenses and other liabilities of $413,428. Cash used in investing activities was $633,328 and consisted of the purchase of property and equipment of $362,110, cash distributions of $446,637 to members of limited liability companies, offset by proceeds from the sale of property and equipment of $164,169 and cash contributions from new members of limited liability companies of $11,250. Cash used for financing activities was $4,106,776 and consisted of payment of dividends on common stock of $2,710,817, payments of $1,554,092 on lease obligations; offset by proceeds of $128,064 from equipment refinancing and $30,069 from the exercise of common stock options.

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

Exhibit Number	Description
11.1	Statement re: computation of earnings per share. See condensed consolidated statement of operations and notes thereto.
31(a)	Rule 13a-14(a) Certification – Chief Executive Officer *
31(b)	Rule 13a-14(a) Certification – Chief Financial Officer *
32(a)	Section 1350 Certification – Chief Executive Officer *
32(b)	Section 1350 Certification – Chief Financial Officer *
99.1	Press Release, dated November 4, 2010 Re: Quarterly Results*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERGENT GROUP INC.

Date: November 5, 2010	By:	/s/ Bruce J. Haber
Bruce J. Haber,
Chairman and Chief Executive Officer

Date: November 5, 2010	By:	/s/ William M. McKay
William M. McKay,
Chief Financial Officer and Secretary