Form 10-K
period 2010-12-31
EMERGENT GROUP INC/NY
filed 2011-03-30
CIK 1021097

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____ to ___                                 Commission File Number:  1-34208

                  EMERGENT GROUP INC.
(Exact name of Registrant as specified in its charter)

Nevada	93-1215401
(State of jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10939 Pendleton Street Sun Valley, California	91352
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(818) 394-2800

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $.04 par value	NYSE Amex LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act  Yes [  ] No [X]

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Larger accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 30, 2010, the number of shares of the registrant’s Common Stock held by non-affiliates was approximately 3,571,000 shares.  The approximate market value based on the last sale (i.e. $6.91 per share, as of June 30, 2010) of such shares was approximately $24,676,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

6,955,258 shares of Common Stock as of February 28, 2011.

EXPLANATORY NOTES

Merger Agreement

On February 6, 2011, Universal Hospital Services, Inc., a Delaware corporation (“Parent”), and Parent’s wholly owned subsidiary, Sunrise Merger Sub, Inc., a Nevada corporation (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Emergent Group Inc., a Nevada corporation (the “Company”). Pursuant to the Merger Agreement, Parent and Merger Sub  commenced on March  2, 2011 a tender offer (the “Offer”) to purchase all of the issued and outstanding shares of the Company’s common stock, par value $0.04 per share (each a “Share” and collectively the “Shares”), at a purchase price of $8.46 per share in cash to be followed by a merger of Merger Sub with and into the Company with the Company surviving as a wholly owned subsidiary of Parent (the “Merger”).

The transactions are expected to be completed during the first half of April 2011. The consummation of the Offer and the Merger are subject to various closing conditions, including the tender of sixty five percent (65%) of the Shares and other customary conditions. The Offer is not subject to a financing condition. The Merger Agreement also includes customary termination provisions for both the Company and Parent and provides that, in connection with the termination of the Merger Agreement under specified circumstances, the Company will be required to pay Parent a termination fee of $2,235,000.

In connection with the Offer and pursuant to the terms and conditions of the Merger Agreement, the Company granted to Merger Sub an irrevocable option (the “Top-Up Option”), for so long as the Merger Agreement has not been terminated pursuant to its terms, to purchase from the Company up to the number (but not less than that number) of authorized and unissued Shares equal to the number of Shares that, when added to the number of Shares owned by Merger Sub at the time of the exercise of the Top-Up Option, constitutes at least one Share more than ninety percent (90%) of the Shares that would be outstanding immediately after the issuance of all Shares to be issued upon exercise of the Top-Up Option.

The Merger Agreement also included a provision pursuant to which the Company initiated, solicited and encouraged competing bids from the date of the Merger Agreement through February 27, 2011 (the “Go-Shop Period”), and could have continued to negotiate beyond the Go-Shop Period with any party that submitted a takeover proposal during the Go-Shop Period that the Company’s Board of Directors determined in good faith constituted, or is reasonably likely to lead to, a superior proposal.  Under the terms of the Merger Agreement, after the expiration of the Go-Shop Period, which expired without the Company receiving a Superior Offer, the Company was not permitted to solicit or support any alternative acquisition proposals (subject to customary exceptions for the Company’s Board of Directors to respond to unsolicited proposals in the exercise of its fiduciary duties).

A copy of the Merger Agreement was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 7, 2011 and is incorporated by reference herein. The description of certain terms of the Merger Agreement set forth herein does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement. The representations, warranties and covenants contained in the Merger Agreement have been made solely for the benefit of the parties to the Merger Agreement and: (i) may be intended not as statements of fact, but rather as a way of allocating risk among the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the Merger Agreement; (iii) may apply materiality standards that are different from what may be viewed as material to investors; and (iv) were made only as of the date of the Merger Agreement or such other dates as may be specified in the Merger Agreement and are subject to more recent developments.  In addition, the assertions embodied in the representations and warranties contained in the Merger Agreement are qualified by information in a confidential disclosure schedule that the parties have exchanged, which has been omitted pursuant to Item 601(b)(2) of Regulation S-K.  Accordingly, these representations and warranties should not be relied upon as characterizations of the actual state of facts or affairs on the date they were made or at any other time.

Tender and Voting Agreements

Concurrently with the execution of the Merger Agreement, and as a condition and inducement to Parent entering into the Merger Agreement, the Company’s executive officers and directors and the spouse of an executive officer and director entered into Tender and Voting Agreements with Parent and Merger Sub (the “Tender Agreements”).  Pursuant to the Tender Agreements, each holder of Shares (the “Supporting Stockholders”) agreed, among other things: (i) to tender in the Offer all of his Shares; and (ii) that, in the event a vote of the Company’s stockholders is required in furtherance of the Merger Agreement or the transactions contemplated thereby, including the Merger, he will vote all of his Shares (to the extent any such Shares are not purchased in the Offer) in favor of the approval of the Merger and the adoption of the Merger Agreement and against any proposal inconsistent therewith. The Tender Agreements will automatically terminate upon the termination of the Merger Agreement in accordance with its terms.

The Shares currently owned by the Supporting Stockholders represent in the aggregate approximately 47% of the currently outstanding Shares.  Copies of the Tender Agreements were filed as Exhibits 2.2, 2.3, 2.4, 2.5, 2.6, 2.7, 2.8 and 2.9 to the Company’s Current Report on Form 8-K dated February 7, 2011 and are incorporated by reference herein. The description of certain terms of the Tender Agreements set forth herein does not purport to be complete and is qualified in its entirety by reference to the Tender Agreements.

Stockholder Mailing

On March 2, 2011, the Company filed with the Securities and Exchange Commission (the "SEC") and mailed to each stockholder of record, the Company's Schedule 14D-9, including an Information Statement of the Company as Annex A and an Opinion of G.C. Andersen Partners, LLC as Annex B. The Schedule 14D-9, as amended on March 3, 2011, March 9, 2011 and March 25, 2011, is incorporated by reference herein. On March 2, 2011, Parent filed with the SEC a Schedule TO-T and mailed to each Company stockholder and/or broker, dealer, commercial bank, trust company or other nominee the following:

•	An Offer to purchase;
•	Form of Letter of Transmittal and Guidelines for certification of taxpayer identification number on substitute Form W-9;
•	Form of Notice of Guaranteed Delivery;
•	Form of letter to brokers, dealers, commercial banks, trust companies and other nominees; and
•	Form of letter to clients for use by brokers, dealers, commercial banks, trust companies and other nominees.

Parent’s Schedule TO-T, as amended on March 3, 2011, March 9, 2011 and March 25, 2011, is incorporated by reference herein.

Other Matters

Upon the completion of the Merger it is anticipated that the directors and/or executive officers of the Company may be asked to resign their respective positions and in such event may be replaced by designees provided by the Parent.

This Annual Report on Form 10-K has been prepared and filed with the SEC prior to the completion of the Offer and the Merger, and the Company can not assure that the Offer and subsequent Merger will be completed. Further, this Annual Report on Form 10-K does not consider potential material changes that may occur to the Company as a result of the change in ownership of the Company or the potential benefits that may be received by the Company's officers, directors, employees and shareholders.

FORWARD-LOOKING STATEMENTS

We believe that this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management, based on information currently available to our management.  When we use words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “should,” “likely” or similar expressions, we are making forward-looking statements.  Forward-looking statements include information concerning our possible or assumed future results of operations set forth under “Business” and/or “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

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

PART I
Item 1. Business

THE COMPANY

The Company is the parent company of PRI Medical Technologies, Inc., its wholly owned and primary operating subsidiary (“PRI Medical”). The Company and PRI Medical are referred to collectively hereinafter as the “Company.” PRI Medical is a provider of surgical equipment on a fee for service basis to hospitals, surgical care centers and other health care providers. PRI Medical serves both large and small health care providers, including: 1) smaller independent hospitals and physicians who cannot afford to buy surgical equipment because of budget constraints or cannot justify buying due to limited usage; and 2) larger, well-financed hospitals that may be able to purchase equipment for use in their own facility but may choose not to because reimbursement or utilization rates for certain procedures do not warrant a capital commitment. Additionally, infrequent utilization may not justify the cost of training and retention of technicians to operate such equipment. PRI Medical is also able to provide its technicians to support hospital-owned surgical equipment on a fee for service basis, thus improving efficiency and reducing costs for the hospital. Reduced operating costs and improved flexibility for hospitals are elements of the PRI Medical value proposition to its customers.

PRI Medical makes mobile surgical services available to its customers by providing mobile lasers and other surgical equipment on a per procedure basis to hospitals, outpatient surgery centers, and physician offices along with technical support and disposable supplies required to utilize the equipment.

PRI Medical’s mobile surgical services focus on primarily surgical care. Physicians perform surgeries at hospitals or surgery centers by renting PRI Medical’s laser or other equipment and receive PRI Medical’s technical support and expertise that is provided with the equipment, allowing the staff to concentrate on their patient care duties without the distraction of setup and running of the equipment.

PRI Medical has over 900 active accounts in 16 states and experiences a high rate of repeat business from the hospitals, surgery centers and doctors we serve. The market encompasses many disciplines including general surgery, orthopedic surgery, otolaryngology, urology, obstetrics, gynecology, podiatry, dermatology, and plastic/cosmetics. Equipment is increasingly becoming more specialized to specific medical procedures, and the coordination of technical training of the physician regarding the use of equipment is an integral part of PRI Medical's business.

PRI Medical’s healthcare distribution network allows physicians, hospitals and healthcare facilities access to new medical equipment without the expense of acquisition. PRI Medical is able to help manufacturers bring advanced medical technologies to market by using its distribution channels and its relationships with hospitals, doctors and other healthcare facilities to introduce selected additional surgical products and services to end users on a ‘fee per procedure’ model. PRI Medical had revenues of approximately $29.6 million and $30.8 million during the years ended December 31, 2010 and 2009, respectively. By making new technologies available to physicians PRI Medical seeks to become a provider of innovative medical device and support services to the healthcare community early in a product’s life cycle.

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

PRI Medical’s equipment encompasses CO2, Nd:YAG, Pulse Dye, KTP/YAG, Diode, Greenlight XPS and HPS, Holmium YAG, Lithotripsy and Cryosurgery technology. PRI Medical has established working relationships with leading manufacturers and is sometimes an introducer of technology in its markets. PRI Medical reviews developments in the medical field to stay abreast of new and emerging technologies and to obtain new surgical medical equipment. In this regard, PRI Medical has, in recent years, added equipment to provide for services in lithotripsy, cryosurgery, transmyocardial revascularization, advanced visualization technology, microwave therapy, and prostate surgery. The Company strives to develop and expand strategic relationships in order to enhance its product lines and improve its access to new medical devices.

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

MARKETING AND SALES

PRI Medical markets its mobile surgical equipment and services business largely through the efforts of its direct sales force, which focuses on providing high-quality service and products to customers and on obtaining new customer accounts. In conjunction with its sales efforts, PRI Medical sponsors educational seminars on new laser and other surgical equipment technologies, which are attended by its current and prospective customers. These seminars allow PRI Medical’s direct sales force to introduce new technologies and procedures to its customer base early in the technology’s life cycle.

PRI Medical’s sales representatives attend national and regional physician medical seminars and trade shows to present PRI Medical’s services and products. PRI Medical also markets its products and services through direct mail marketing utilizing literature and promotional materials, which describe PRI Medical’s complete range of surgical equipment and services to hospitals, surgery centers and physicians.

MARKET

PRI Medical currently serves customers in 16 states. Each location is staffed with full-time technicians and sales representatives, as appropriate to the business opportunities. During the years ended December 31, 2010 and 2009, no customer accounted for more than 10% of PRI Medical’s total revenues.

PRI Medical provides mobile laser/surgical services to customers in each market served. Each location is staffed with full-time trained technicians and is equipped with a variety of surgical equipment to meet customer needs.

INVESTMENTS

Investments In Limited Liability Companies

In connection with expanding its business, PRI Medical participates with others in the formation of limited liability companies (“LLCs”) in which it will acquire either a minority or majority interest with the remaining interests held by other investors. These LLCs acquire certain medical equipment for use in their respective business activities which generally focus on surgical procedures. As of December 31, 2010, PRI Medical holds interests in six active LLCs located in California and New York. We previously held interests in thirteen LLCs; however, during 2010 and 2009 we ceased operations in seven LLCs and began the wind-down and dissolution process. PRI Medical continues to service the customers previously serviced by such LLCs.

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

For the years ended December 31, 2010 and 2009, in accordance with guidance issued by the FASB, the Company accounted for its equity investments in entities in which it holds a non-controlling interest under the full consolidation method whereby transactions between the Company and the LLCs have been eliminated through consolidation. We consolidate the LLCs where we hold a non-controlling interest since we effectively receive the majority of the benefits from such entities and we provide equipment lease guarantees for such entities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

GOVERNMENT REGULATION

The healthcare industry is subject to extensive federal and state regulation. In 2008, the Centers for Medicare & Medicaid Services (“CMS”) issued new regulations regarding physician ownership of rental equipment. The new regulation required changes in the business methods or ownership of some of the LLCs. Promulgation of new laws and regulations, or changes in or re-interpretations of existing laws or regulations, may significantly affect the Company’s business, operating results or financial condition. The Company is not currently subject to regulation; however, a court or governmental body could make a determination that the Company’s business should be regulated. The Company’s operations might be negatively impacted if it had to comply with government regulations. Furthermore, the manufacturers of medical equipment utilized by the Company are subject to extensive regulation by the Food and Drug Administration (the “FDA”). Failure of such manufacturers to comply with FDA regulations could result in the loss of approval by the FDA of such medical equipment, which could adversely affect the Company’s operating results or financial condition. In addition, certain of our customers are subject to the Medicare reimbursement rules and regulations as well as similar state-level regulations. Our business could be negatively impacted if such customers were found to be non-compliant with such regulations and/or ineligible for such reimbursements. As consolidation among physician groups continues and provider networks continue to be created, purchasing decisions may shift to persons with whom the Company has not had prior contact. The Company cannot be certain that it will be able to maintain its physician, vendor and/or manufacturer relationships under such circumstances.

POTENTIAL EXPOSURE TO LIABILITY

Physicians, hospitals and other providers in the healthcare industry are subject to lawsuits, which may allege medical malpractice or other claims. Many of these lawsuits result in substantial defense costs and judgments or settlements. The Company does not engage in the practice of medicine, nor does it control the practice of medicine by physicians utilizing its services or their compliance with regulatory requirements directly applicable to such physicians or physician groups. However, the services the Company provides to physicians, including actions by its technicians, its establishment of protocols and its training programs, could give rise to liability claims. The Company may become involved in material litigation in the future and it is possible that a claim or claims arising from such litigation might exceed the Company’s insurance coverage. Currently, the Company’s current product liability insurance coverage expires in April 2011, although the Company is in the process of renewing such coverage. In the future, depending on market conditions, there can be no assurances that the Company can maintain such insurance coverage or obtain new coverage from a different insurance carrier should the need arise.

COMPETITION

The market for PRI Medical’s mobile surgical services is highly competitive. Companies, particularly in the laser surgery industry, often compete by price, thereby impacting profit margins. In addition, PRI Medical faces many existing and future competitors of various size and scale. Some of our competitors have significantly greater financial and management resources than the Company. Competitors in our market include HealthTronics, a wholly owned subsidiary of a publicly held company, and multiple privately held companies in each local PRI Medical branch location. In spite of such competition, the Company believes that it can compete successfully but can give no assurances with regard to its ability to compete. In addition, the Company’s business could be adversely affected if our customers elect to purchase surgical equipment directly from the manufacturers and hire their own technicians.

EMPLOYEES

As of March 1, 2011, the Company employed 128 full-time persons (including three executive officers), 101 of whom were involved in operations activities (most of these were active as field technicians), 14 of whom were involved in sales and marketing, and 13 of whom were involved in administration, information technology, and accounting. In addition, the Company may employ part-time and occasional employees as technicians to handle overload situations. None of our employees are represented by collective bargaining agreements. We believe that our relationship with our employees is good.

Item 1.A    Risk Factors

WE HAVE INCURRED LOSSES IN THE PAST AND MAY INCUR LOSSES IN THE FUTURE.

For the past several years we have reported positive operating results; however, in 2004 we showed break-even results and incurred significant operating losses in the years preceding 2004. Our ability to generate positive operating results are dependent upon many factors and variables including market conditions for our products and services, changing technologies within the medical equipment industry, and competition. Although we have shown improvement in our net operating results over the last six years, there can be no assurances that we will continue to achieve positive operating results in future periods.

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

NEW GOVERNMENT RULES AND REGULATIONS COULD MATERIALLY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

During 2009 the Centers for Medicare & Medicaid Services (“CMS”) issued a rule that amended regulations that implement the Stark Law. Under the rule, effective October 1, 2009, certain physician-owned ventures (including laser and cryotherapy limited liability companies managed by PRI) will not be permitted to contract with hospitals for the lease of space or equipment under a per-procedure or per-click payment arrangement if an LLC investor is a physician practicing at the hospital. CMS has also issued an answer in the form of a “Frequently Asked Question” on its website, where it indicates that the provision of lithotripsy services may be considered a service contract and not a lease of space or equipment. Thus, according to the FAQ advice from CMS, our lithotripsy LLCs (even if they have physician investors) may continue to contract with hospitals on a per-procedure payment basis so long as the contract is a service arrangement rather than a leasing arrangement. If the LLC provides a technician and related support when providing lithotripsy services, we believe such arrangement is a service arrangement. We have made changes to our LLCs as a result of the new rules. In this regard, we have dissolved and/or restructured several of our LLCs. Although we believe these dissolutions and restructurings will not have a material adverse affect on us, we cannot give you any assurance that they will not have a material adverse effect on our future operations, relationships with physicians, financial condition or results of operations. In addition, this new rule may make new investments by physicians or other investors in our existing or future LLCs less attractive. During 2010, we did not participate in the formation of any new LLCs. We are unable to fully assess the extent to which the new rule will affect our future ability to attract new investors. However, if the new rule should have a negative effect on our current investor relationships, then our operations and results of operations could be materially adversely affected.

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

WE MAY NEED SUBSTANTIAL ADDITIONAL FINANCING TO ACHIEVE OUR STRATEGIC GOALS.

Much of our future growth and our ability to meet existing debt, lease and vendor obligations depend upon our ability to expand our customer base and on our ability to acquire new technologies related to medical surgical equipment. Such endeavors may require additional capital resources in addition to cash from operations. These initiatives may require us to raise significant sums of additional capital, which may or may not be available. In addition, raising additional capital may result in substantial dilution to existing stockholders. We can provide no assurances that such financing will be available to us in the future on satisfactory terms, if at all.

PAST TRADING MARKET FOR OUR SHARES HAS BEEN SPORADIC.

In the past, there was a limited and at times sporadic public market for our Shares.  While our Shares are currently traded on the NYSE Alternext US LLC under the symbol “LZR,” we can provide no assurances that an established public market for our Shares will continue in the future.

THE PRICE OF OUR SHARES MAY FLUCTUATE.

           The market price of our Shares may be as highly volatile, or more so, as the stock market in general or, for that of micro cap stocks, and the technology sector more specifically. Stockholders may have difficulty selling their Shares following periods of such volatility due to the market's adverse reaction to such volatility. Many of the factors leading to such volatility are well beyond our control and could include:

•	conditions and trends in our industry;
•	changes in the market valuation of companies similar to us;
•	actual or expected variations in our operating results;
•	announcements by us or our competitors of the development of new products or technologies or
•	strategic alliances or acquisitions; and
•	changes in members of our senior management or other key employees.

These and other factors may adversely affect the price of our Shares, regardless of its future operating results and we cannot assure you that our Shares will trade at prices similar to the capital stock of our competitors or other similar companies.

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

POSSIBLE INABILITY TO PAY CASH DIVIDENDS IN THE FUTURE.

For each of the past six fiscal years, we have declared an annual cash dividend ranging from $0.10 per Share to $0.40 per Share, with an additional one-time special dividend of $0.50 per Share paid together with the annual dividend of $0.40 per Share paid on January 4, 2011. Our Board of Directors will determine our future dividend policy on the basis of various factors, including our results of operations, financial condition, capital requirements, investment and acquisition opportunities and the potential availability of outside capital in the financial markets. Further, our bank covenants with our primary lender may prohibit or restrict our ability to pay cash dividends in future periods. We can give no assurances that cash or other dividends will be declared and paid in future periods.

Due to these and other factors, we believe that our operating results in future quarters and years may differ from expectations, and quarter-to-quarter and year-to-year comparisons of our past operating results may not be meaningful. You should not rely on our results for any quarter or year as an indication of future performance.

Item 1.B  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

The Company maintains its principal executive offices at 10939 Pendleton Street, Sun Valley, California 91352, where it leases approximately 13,000 square feet of office/warehouse space for its operations. The facility is leased under a five-year lease agreement, which expires in February 2012, and currently provides for monthly rent of approximately $13,350, including reimbursements for common area expenses, tenant improvement costs, property taxes and insurance. Base rent is subject to an annual increase of 4%. The Company also leases an aggregate of approximately 9,300 square feet of space for its field and sales offices located in various states on the west and east coast. Such office/warehouse leases expire on various dates through August 31, 2012. We believe that our present facilities are adequate for our reasonably foreseeable needs.

  Item 3. Legal Proceedings

Since February 22, 2011, three putative shareholder class action complaints challenging the transactions contemplated by the Merger Agreement were filed on behalf of three separate plaintiffs (collectively, the “Plaintiffs”) in the Superior Court of the State of California in the County of Los Angeles against the Company, Parent, Purchaser and the individual members of the Company Board (collectively, the “Defendants”). The complaints allege, among other things, that the members of the Company Board breached their fiduciary duties owed to the public shareholders of the Company by attempting to sell the Company by means of an unfair process with preclusive deal protection devices at an unfair price of $8.46 in cash per Share and by entering into the Merger Agreement, approving the Offer and the proposed Merger, engaging in self dealing and failing to take steps to maximize the value of the Company to its public shareholders. The complaints further allege that the Company, Parent and Purchaser aided and abetted such breaches of fiduciary duties. In addition, the complaints allege that certain provisions of the Merger Agreement unduly restrict the Company’s ability to negotiate with rival bidders. The complaints seek, among other things, declaratory and injunctive relief concerning the alleged fiduciary breaches, injunctive relief prohibiting the Defendants from consummating the Merger and other forms of equitable relief. On March 10, 2011, the Plaintiffs and Defendants (collectively, the “Parties”) executed a stipulation to consolidate the three lawsuits, and on March 22, 2011, the Court ordered the consolidation of the lawsuits for all purposes, including pre-trial proceedings into Lead Case No. BC-455715 and renamed the consolidated action “In re Emergent Group Inc. Shareholder Litigation.”

On March 24, 2011, a memorandum of understanding regarding settlement of the consolidated action (the “MOU”) was agreed to by the Parties. While the Defendants deny the allegations made in the complaints, they have agreed to enter into the MOU to avoid the costs and disruptions of any further litigation and to permit the timely consummation of the Offer and the Merger. The MOU describes the terms that the Parties agree to include in the final settlement agreement concerning the action (the “Settlement Agreement”) and describes the actions that the Parties will take or refrain from taking between the date of the MOU and the date that the Settlement Agreement is finally approved.

The MOU, among other things, provides that the Company will amend the its previously filed SEC Schedule 14D-9 to include certain supplemental disclosures. The MOU also provides that the Settlement Agreement will require the Parties to seek an order enjoining all proceedings in connection with the consolidated action complaints and any additional actions alleging claims that are released pursuant to the Settlement Agreement. In addition, the MOU provides that the Settlement Agreement will include a release by the Plaintiffs and the settlement class in favor of the Defendants and their related parties from any claims that arose pursuant to or are related to the Offer or the Merger. The Defendants have agreed that the Company or its successor or their respective insurers will pay the Plaintiffs’ attorneys' fees and expenses as are awarded by the court not to exceed $225,000, subject to court approval of the Settlement Agreement and the consummation of the Offer and the Merger.

The Defendants deny all liability with respect to the facts and claims alleged in the consolidated action complaints, and specifically deny that any further supplemental disclosure was required under any applicable rule, statute, regulation or law. However, the Defendants considered it desirable that the action be settled primarily to avoid the substantial burden, expense, inconvenience and distraction of continued litigation and to fully and finally resolve all of the claims that were or could have been brought in the action being settled. In addition, the Company desired to provide additional information to its stockholders at a time and in a manner that would not cause any delay of the Offer or the Merger. Certain of the disclosures set forth in this Amendment to Schedule 14D-9 are being provided as a result of the MOU.

Item 4. Reserved

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Shares trade on the NYSE Amex LLC under the symbol “LZR” and previously traded on the OTC Electronic Bulletin Board under the symbol “EMGP.” The following table sets forth the range of high and low closing sale prices of our Shares during the two fiscal years ended December 31, 2010.

Quarter Ended	High	Low
March 31, 2009	$9.54	$4.65
June 30, 2009	9.84	6.71
September 30, 2009	8.44	6.55
December 31, 2009	8.18	6.56
March 31, 2010	9.00	7.37
June 30, 2010	7.90	6.76
September 30, 2010	6.89	4.76
December 31, 2010	8.14	5.07

 All quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

  As of March 2, 2011, there were approximately 1,700 beneficial holders of our Shares whose who held their Shares in street name and approximately 195 additional stockholders of record. The Company’s transfer agent is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, NY 10038.

In June 2009, Russell Investments announced that our common stock would be included in its reconstituted Russell Microcap Index.

Dividend Policy

In December 2010, the Company's Board of Directors declared an annual cash dividend of $0.40 per Share and a special dividend of $0.50 per Share, payable on January 4, 2011 to stockholders of record on December 17, 2010. In December 2009, the Company’s Board of Directors declared a cash dividend of $0.40 per share payable on January 13, 2010 to stockholders of record on December 23, 2009. Our Board of Directors will determine our future dividend policy on the basis of various factors, including our results of operations, financial condition, capital requirements, investment and acquisition opportunities and the potential availability of outside capital in the financial markets. Further, our bank covenants with our primary lender may prohibit or restrict our ability to pay cash dividends in future periods. We can give no assurances that cash or other dividends will be declared and paid in future periods.

Recent Sales of Unregistered Securities

During the year ended December 31, 2010, the Company had issuances of unregistered securities as follows:

Date of Sale	Title of Security	Number Sold	Consideration Received, Commissions	Purchasers	Exemption from Registration Claimed

2010	Common Stock	15,798 Shares	$37,058 upon the cashless exercise of previously issued common stock warrants	Accredited investors	Securities Act of 1933 §3(a)(9)- Exchange of Securities
Recent Purchases of Securities

During the year ended December 31, 2010, the Company did not repurchase any securities issued by the Company.

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

Overview

The Company, through PRI Medical, is a provider of mobile surgical equipment, on a fee for service basis, to hospitals, surgical care centers and other health care providers. PRI Medical serves both large and small health care providers and makes mobile surgical services available to its customers by providing this equipment on a per procedure basis to hospitals, out patient surgery centers, and physician offices. PRI Medical provides mobile lasers and other surgical equipment with technical support required to ensure the equipment is working correctly.

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

Revenue Recognition. We are required to make judgments based on historical experience and future expectations, as to the realizability of goods and services billed to our customers. These judgments are required to assess the propriety of the recognition of revenue based on Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” and related guidance. We make such assessments based on the following factors: (a) customer-specific information, and (b) historical experience for issues not yet identified. Our approach for evaluating the realizability of goods and services billed to our customers are consistent with prior years and there have been no significant changes in our underlying assumptions and methodologies for such evaluations.

Inventory Valuation. We are required to make judgments based on historical experience and future expectations, as to the realizability of our inventory. We make these assessments based on the following factors: (a) existing orders and usage, (b) age of the inventory, and (c) historical experience. We monitor our inventory usage on an on-going basis in connection with our evaluation of required inventory levels and with regard to evaluating our reserve for inventory obsolescence. The methods and procedures used to evaluate our inventory reserves have been consistently applied and there have been no significant changes to such methods.

Property and Equipment. We are required to make judgments based on historical experience and future expectations, as to the realizability of our property and equipment. We made these assessments based on the following factors: (a) the estimated useful lives of such assets, (b) technological changes in our industry, and (c) the changing needs of our customers. Most of our medical equipment is depreciated over a period of five years. We review our equipment utilization levels on an ongoing basis based on the number of cases performed by category of equipment, repair and maintenance costs incurred to maintain such equipment, among others. Our historical experience indicates that the depreciable lives used for our equipment is reasonable in the circumstances and there have been no significant changes in the evaluation methods used to determine the realizability of our property and equipment during the 2010 and 2009.

Stock-Based Compensation. Compensation costs related to stock options are determined in accordance with guidance issued by the Financial Accounting Standards Board (“FASB”), using the modified prospective method. Under this method, compensation cost recognized during the years ended December 31, 2010 and 2009 includes compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, and all grants subsequent to that date, based on the grant date fair value, which is amortized over the remaining vesting period for such options. During the years ended December 31, 2010 and 2009, we issued 2,000 and 40,000 stock options, respectively, to various employees. Such options generally vest in equal installments over five years and unvested options are subject to forfeiture should the respective employee leave the Company. Compensation costs related to total stock options outstanding for the years ended December 31, 2010 and 2009 were $12,743 and $24,140, respectively. In addition, as discussed herein, the Company issues restricted shares from time to time to officers and directors and to employees. Compensation costs related to such shares is determined on the issuance date and is amortized over the related vesting period.

Results of Operations

The following table sets forth certain selected condensed consolidated statement of income data for the periods indicated:

	Year Ended December 31,
	2010	%	2009	%

Revenue	$29,604,522	100%	$30,756,460	100%
Cost of goods sold	17,847,138	60%	18,266,007	59%

Gross profit	11,757,384	40%	12,490,453	41%

Selling, general, and administrative expenses	6,122,755	21%	6,008,500	20%

Income from operations	5,634,629	19%	6,481,953	21%

Other income (expense)	25,197	0%	(261,705)	-1%

Income before provision for income
taxes and non-controlling interest	5,659,826	19%	6,220,248	20%
Provision for income taxes	(1,833,501)	-6%	(2,235,096)	-7%

Consolidated net income	3,826,325	13%	3,985,152	13%

Non-controlling interest in income of
consolidated limited liability companies	(582,789)	-2%	(700,084)	-2%
Net income attributable to Emergent Group	$3,243,536	11%	$3,285,068	11%

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

The Company generated revenues of $29,604,522 in 2010 compared to $30,756,460 in 2009. The decrease in revenues in 2010 of $1,151,938, or 4%, was primarily related to a decrease in revenues from our surgical procedures. The decrease in surgical revenues during the year may be attributable, in part, to current economic conditions whereby many individuals may have lost their healthcare coverage and as a result may be postponing medical procedures in the short-term.

Cost of goods sold was $17,847,138 in 2010, or 60% of revenues, compared to $18,266,007, or 59% of revenues in 2009. Costs of goods sold primarily consist of payroll costs and related expenses for technicians, cost of disposables consumed, depreciation and amortization related to equipment, insurance costs and other operating costs incurred in rendering mobile medical equipment and technician services. The overall decrease in cost of goods sold of $418,869, or 2%, for 2010 compared to 2009 is due to the decrease in revenues for the period resulting in lower overall operating costs including payroll and payroll related costs, partially offset by increases in depreciation and amortization expenses of $181,170 and maintenance and repair costs of $116,817. The increase in depreciation and amortization expense relates to equipment purchases in 2010 and 2009. The net change in other cost categories included in cost of goods sold remained relatively consistent in 2010 compared to 2009.

Gross profit from operations was $11,757,384 in 2010, compared to $12,490,453 in 2009. Gross profit as a percentage of revenues was 40% for 2010 compared to 41% for 2009. Gross profit margins after disposable costs will vary depending on the type of surgical procedure performed, due to the fact that certain procedures require more expensive disposable items. In addition, gross profit margin rates will vary from period to period depending upon other factors including pricing considerations, and equipment and technician utilization rates. The gross profit margin for 2010 is not necessarily indicative of the gross profit margins that may be realized in future periods.

Selling, general, and administrative expenses were $6,122,755 or 21% of revenues for 2010 and $6,008,500 or 20% of revenues for 2009. Such costs include, among others, payroll and related expenses, insurance costs and occupancy costs. The increase in selling, general and administrative costs of $114,255 relates to an increase in sales payroll and related costs due to the hiring of additional sales personal during 2010 compared to 2009; however, such increase was partially offset by decreases in general and administrative payroll and incentive compensation costs in 2010 compared to 2009. Other costs categories within selling, general and administrative expenses were relatively comparable for both 2010 and 2009.

Other income (expense) was $25,197 in 2010 compared to $(261,705) in 2009. Other income (expense) includes interest income and expense, gains and losses on disposal of property and equipment, and other miscellaneous income and expense items. The net increase in other income (expense) of $286,902 is related to other income from affiliated entities of $192,456 primarily related to equipment acquired from such entities in 2010, while no such income items were recorded in 2009, an increase of $35,481 in gain on disposal of property and equipment in 2010, a decrease of $69,548 in net interest expense related to the continuing pay-down of lease obligations with higher interest rates and an increase in interest income, offset by a decrease of $10,583 in miscellaneous income in 2010 compared to 2009.

The non-controlling interest (ownership interests held by third-parties) in income of consolidated limited liability companies was $582,789 in 2010 compared to $700,084 in 2009. As of December 31, 2010, we held ownership interests in six LLCs. We previously held interests in thirteen LLCs; however, during 2010 and 2009, we ceased operations in one and six LLCs, respectively, and began the wind-down and dissolution process. The decrease in non-controlling interest in income is related to the winding-down of operations for such LLCs. As of December 31, 2010 and 2009, in accordance with guidance issued by the FASB, the Company accounted for its equity investments in entities in which it holds a non-controlling interest under the full consolidation method. We consolidate the LLCs where we hold a non-controlling interest since we effectively receive the majority of the benefits from such entities and we provide equipment lease guarantees for such entities.

Net income was $3,243,536 in 2010 compared to $3,285,068 in 2009. Provision for income taxes and deferred taxes were $753,409 and $1,080,092, respectively, for 2010 compared to $566,852 and $1,668,244, respectively, for 2009. The provision for income taxes and deferred taxes for both 2010 and 2009 are comprised of state and federal taxes, federal alternative minimum taxes (“AMT”) and the utilization of deferred income tax assets. At December 31, 2010, the Company had net operating loss carryforwards of approximately $2.4 million for federal tax purposes, which is subject to certain limitations due to statutory ownership changes. Basic net income per share for 2010 and 2009 was $0.47 and $0.49, respectively, while fully diluted net income per share for 2010 and 2009 was $0.46 and $0.47, respectively. Basic and fully diluted weighted average shares outstanding for 2010 were 6,858,461 and 6,996,094, respectively, and 6,724,465 and 6,983,901 for 2009, respectively.

Liquidity and Capital Resources

The Company maintains a $2.5 million line of credit under a revolving credit agreement, as amended (the “Credit Agreement”), with a bank which is collateralized by substantially all unencumbered assets of the Company. Advances under the Credit Agreement bear interest at the prime rate, plus one-half of one percent (3.75% as of December 31, 2010), with interest payable monthly. Subject to the terms of the Credit Agreement, the Company may request and repay advances from time to time through the expiration date. The Credit Agreement includes certain financial covenants that must be met including a covenant that, for a period of not less than thirty (30) consecutive days during the loan term, no loan amount will be outstanding under the Credit Agreement. The Credit Agreement expires on January 3, 2012. As of December 31, 2010 and the filing of this Annual Report on Form 10-K, the Company was in compliance with the terms of the Credit Agreement and no amounts have been drawn under this facility.

In connection with an acquisition of assets during 2008, we entered into an equipment lease financing loan with a bank for $1,750,000. The equipment lease is collateralized by the acquired assets and other assets of the Company and provides for monthly payments of principal and interest of $46,378 commencing on September 1, 2008 over 42 months, with interest at 6.4%. The lease financing agreement also requires the Company to meet certain financial covenants over the loan term. As of December 31, 2010 and the filing of this Annual Report on Form 10-K, the Company was in compliance with terms of this loan agreement.

For the years ended December 31, 2010 and 2009, we have prepared our statements of cash flows using the indirect method. Under this method, we reconcile consolidated net income to cash flows from operating activities by adjusting consolidated net income for those items that impact net income but may not result in actual cash receipts or payments during the period. These reconciling items include depreciation and amortization, deferred and other income tax related items and stock-based compensation and changes in the consolidated balance sheets for working capital items year over year. Cash used in investing activities consisted primarily of the purchase of property and equipment and cash distributions paid to third party members of our consolidated limited liability companies. Our equipment purchases will vary period to period depending on several factors such as changing technologies and customer needs, age of our equipment fleet and expansion of our services to new geographical areas. In addition, it is our policy to finance significant equipment purchases with through long-term lease arrangements which vary from 36 to 60 months. Cash distributions to members of limited liabilities will vary from period to period depending on the financial results of such entities as well as the addition or dissolution of such entities. Cash used in financing activities consisted of payments on our capital lease obligations and payments of annual dividends. Payments on lease obligations will vary depending on prevailing financing rates and the level of equipment additions as discussed herein. The payment of annual dividends is subject to approval by our board of directors and may vary from period to period, as discussed elsewhere in this Annual Report on Form 10-K. Specific changes in our cash flows for the years ended December 31, 2010 and 2009 are discussed below.

The Company had cash and cash equivalents of $8,711,635 at December 31, 2010. Cash provided by operating activities for the year ended December 31, 2010 was $6,450,670. Cash generated from operations includes consolidated net income of $3,826,325, depreciation and amortization of $2,367,234, deferred income taxes of $1,080,092, stock-based compensation of $298,651, an increase in provision for doubtful accounts of $5,595, decreases in accounts receivable and prepaid expenses of $197,697 and a net increase in accounts payable and accrued expenses and other liabilities of $337,501; offset by other income from affiliated entities of $192,456, excess tax benefits from share-based arrangements of $443,145, gain on disposal of property and equipment of $65,448, an increase in inventory of $283,856, an increase in prepaid income taxes of $624,597,  an increase in deposits and other assets of $16,571 and other expenses of $36,352. Cash used in investing activities was $995,243 and consisted of the purchase of property and equipment of $529,166, cash distributions of $642,621 to members of limited liability companies, offset by proceeds from the sale of property and equipment of $165,294 and cash contributions from new members of limited liability companies of $11,250. Cash used for financing activities was $4,170,957 and consisted of payment of dividends on common stock of $2,710,817, payments of $2,069,416 on lease obligations; offset by excess tax benefits from share-based arrangements of $443,145, proceeds of $128,064 from equipment refinancing and $38,067 from the exercise of common stock options.

The Company had cash and cash equivalents of $7,427,165 at December 31, 2009. Cash provided by operating activities for the year ended December 31, 2009 was $8,060,840. Cash generated from operations includes consolidated net income of $3,985,152, depreciation and amortization of $2,190,257, deferred income taxes of $1,668,244, stock-based compensation of $229,988, an increase in provision for doubtful accounts of $24,720, and increases in accounts payable and accrued expenses of $85,136 and $483,969, respectively; and other expense of $13,641; offset by increases in accounts receivable, inventory, prepaid expenses, deposits and other assets, and gain on disposal of property and equipment of $267,009, $52,383, $149,062, $121,846 and $29,967, respectively. Cash used in investing activities was $1,291,476 and consisted of the purchase of property and equipment of $473,829, cash distributions of $949,597 to members of limited liability companies, offset by contributions from new members to limited liability companies of $127,500 and proceeds from the sale of equipment of $4,450. Cash used for financing activities was $3,928,306 and consisted of payment of dividends on common stock of $1,989,750, payments of $2,021,679 on lease obligations, and payment of $39,118 for the buy-back of common stock; offset by proceeds of $34,740 and $87,501 from equipment refinancing and the exercise of common stock options and warrants, respectively.

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of our Company. Our Company and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in this report and other Company filings with the Securities and Exchange Commission and in our reports to stockholders. Statements that relate to other than strictly historical facts, such as statements about the Company's plans and strategies and expectations for future financial performance are forward-looking statements within the meaning of the Reform Act. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will” and other similar expressions identify forward-looking statements. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance, and speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. See “Risk Factors” for a discussion of events and circumstances that could affect our financial performance or cause actual results to differ materially from estimates contained in or underlying our forward-looking statements.

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

EMERGENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

EMERGENT GROUP INC. AND SUBSIDIARIES
CONTENTS
December 31, 2010 and 2009

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	F-3

Consolidated Statements of Income	F-4

Consolidated Statements of Shareholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7 – F-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Emergent Group Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Emergent Group Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emergent Group Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ ROSE, SNYDER & JACOBS

ROSE, SNYDER & JACOBS
A Corporation of Certified Public Accountants

Encino, California
March 28, 2011

Emergent Group Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2010	2009
ASSETS

Current assets
Cash	$8,711,635	$7,427,165
Accounts receivable, net of allowance for doubtful
accounts of $89,299 and $83,704	3,854,107	4,006,123
Inventory, net	1,173,382	889,526
Prepaid expenses	317,866	380,825
Prepaid income taxes	1,067,742	-
Deferred income taxes	388,124	557,630

Total current assets	15,512,856	13,261,269

Property and equipment, net of accumulated depreciation and
amortization of $10,208,912 and $9,031,136	6,298,943	5,545,492
Goodwill	1,120,058	1,120,058
Deferred income taxes	-	21,126
Other intangible assets, net of accumulated amortization of
$394,286 and $300,672	376,651	455,265
Deposits and other assets	82,563	80,992

Total assets	$23,391,071	$20,484,202

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Current portion of capital lease obligations	$1,800,470	$1,901,272
Dividends payable	6,259,732	2,710,817
Accounts payable	3,492,298	1,440,122
Accrued expenses and other liabilities	2,315,151	2,456,315

Total current liabilities	13,867,651	8,508,526

Capital lease obligations, net of current portion	1,769,741	2,670,942
Deferred income taxes liabilities	889,460	-

Total liabilities	16,526,852	11,179,468

Commitments and contingencies, note 5

Shareholders' equity
Preferred stock, $0.001 par value, non-voting 10,000,000
shares authorized, no shares issued and outstanding	-	-
Common stock, $0.04 par value, 100,000,000 shares authorized
6,954,333 and 6,776,118 shares issued and outstanding	278,170	271,042
Additional paid-in capital	17,280,693	16,507,958
Accumulated deficit	(11,078,520)	(8,062,324)

Total Emergent Group equity	6,480,343	8,716,676
Non-controlling interest	383,876	588,058
Total shareholders' equity	6,864,219	9,304,734

Total liabilities and shareholders' equity	$23,391,071	$20,484,202

The accompanying notes are an integral part of these financial statements.

Emergent Group Inc. and Subsidiaries
Consolidated Statements of Income

	Year Ended
	December 31,
	2010	2009

Revenue	$29,604,522	$30,756,460
Cost of goods sold	17,847,138	18,266,007

Gross profit	11,757,384	12,490,453

Selling, general, and administrative expenses	6,122,755	6,008,500

Income from operations	5,634,629	6,481,953

Other income (expense)
Interest expense, net	(269,059)	(338,607)
Gain on disposal of property and equipment	65,448	29,967
Other income from affiliated entities, net	192,456	-
Other income, net	36,352	46,935

Total other income (expense)	25,197	(261,705)

Income before provision for income taxes and
non-controlling interest	5,659,826	6,220,248
Provision for income taxes	(753,409)	(566,852)
Deferred tax expense	(1,080,092)	(1,668,244)

Consolidated net income	3,826,325	3,985,152

Non-controlling interests in income of consolidated
limited liability companies	(582,789)	(700,084)

Net income attributable to Emergent Group	$3,243,536	$3,285,068

Basic earnings per share	$0.47	$0.49

Diluted earnings per share	$0.46	$0.47

Basic weighted average shares outstanding	6,858,461	6,724,465

Diluted weighted-average shares outstanding	6,996,094	6,983,901

The accompanying notes are an integral part of these financial statements.

Emergent Group Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity

					Total
	Common Stock		Additional Paid-In	Accumulated	Emergent Group	Non-controlling	Total Shareholders'
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity

Balance, January 1, 2009	6,631,576	$265,260	$16,235,368	$(8,636,575)	$7,864,053	$696,430	$8,560,483

Common stock issued as restricted stock awards,
net of 29,412 shares cancelled	24,088	964	(964)		-		-

Exercise of common stock options	61,615	2,465	7,829		10,294		10,294

Exercise of common stock warrants	86,781	3,471	73,736		77,207		77,207

Stock-based compensation			229,989		229,989		229,989

Repurchase of common stock	(27,942)	(1,118)	(38,000)		(39,118)		(39,118)

Dividend declared to common shareholders				(2,710,817)	(2,710,817)		(2,710,817)

Consolidated net income attributable to Emergent Group				3,285,068	3,285,068		3,285,068

Non-controlling interest in income						700,084	700,084

Cash paid to members of limited liability companies						(949,597)	(949,597)

Contributions from new members of limited liability companies						127,500	127,500

Capital transfers from dissolution of LLCs						13,641	13,641

Balance, December 31, 2009	6,776,118	271,042	16,507,958	(8,062,324)	8,716,676	588,058	9,304,734

Common stock issued as restricted stock awards	61,500	2,460	(2,460)		-		-

Exercise of common stock options	100,917	4,036	34,031		38,067		38,067

Exercise of common stock warrants	15,798	632	(632)		-		-

Stock-based compensation			298,651		298,651		298,651

Excess tax benefit from share-based arrangements			443,145		443,145		443,145

Dividend declared to common shareholders				(6,259,732)	(6,259,732)		(6,259,732)

Consolidated net income attributable to Emergent Group				3,243,536	3,243,536		3,243,536

Non-controlling interest in income						582,789	582,789

Cash paid to members of limited liability companies						(642,621)	(642,621)

Contributions from new members of limited liability companies						11,250	11,250

Capital transfers from dissolution of LLCs						(155,600)	(155,600)

Balance, December 31, 2010	6,954,333	278,170	$17,280,693	$(11,078,520)	$6,480,343	$383,876	$6,864,219

The accompanying notes are an integral part of these financial statements.

Emergent Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2010		2009

Cash flows from operating activities
Consolidated net income		$3,826,325	$3,985,152
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization		2,367,234	2,190,257
Gain on disposal of property and equipment		(65,448)	(29,967)
Provision for doubtful accounts		5,595	24,720
Stock-based compensation		298,651	229,988
Deferred income taxes		1,080,092	1,668,244
Excess tax benefits from share-based arrangements		(443,145)	-
Other income from affiliated entities, net		(192,456)	-
Other expense		(36,352)	13,641
(Increase) decrease in assets and liabilities
Accounts receivable		134,738	(267,009)
Inventory		(283,856)	(52,383)
Prepaid expenses		62,959	(149,062)
Prepaid income taxes		(624,597)	-
Deposits and other assets		(16,571)	(121,846)
Increase (decrease) in
Accounts payable		444,817	85,136
Accrued expenses and other liabilities		(107,316)	483,969

Net cash provided by operating activities		6,450,670	8,060,840

Cash flows from investing activities
Purchase of property and equipment		(529,166)	(473,829)
Cash paid to members of limited liability companies		(642,621)	(949,597)
Contributions from new members to limited liability companies		11,250	127,500
Proceeds from the sale of property and equipment		165,294	4,450

Net cash used in investing activities		(995,243)	(1,291,476)

Cash flows from financing activities
Payments on capital lease obligations		(2,069,416)	(2,021,679)
Payments on dividends declared		(2,710,817)	(1,989,750)
Proceeds from equipment refinancing		128,064	34,740
Payments on the repurchase of common stock		-	(39,118)
Proceeds from exercise of options to purchase common stock		38,067	10,294
Proceeds from exercise of warrants to purchase common stock		-	77,207
Excess tax benefits from share-based arrangements		443,145	-

Net cash used in financing activities		(4,170,957)	(3,928,306)

Net increase in cash		1,284,470	2,841,058

Cash, beginning of period		7,427,165	4,586,107

Cash, end of period		$8,711,635	$7,427,165

Supplemental disclosures of cash flow information:
Interest paid		$297,997	$358,346
	$
Income taxes paid		$1,445,788	$638,347

Supplemental schedule of noncash investing and financing activities:
During the year ended December 31, 2010 and 2009, the Company incurred capital lease obligations of $1,088,464 and $1,340,016, respectively, for medical equipment. In addition, equipment purchases of $1,817,359 are included in accounts payable in the accompanying balance sheet as of December 31, 2010 for which the Company is arranging lease financing.

The accompanying notes are an integral part of these financial statements.

EMERGENT GROUP INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

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

Recent Developments – Merger Agreement
On February 6, 2011, Universal Hospital Services, Inc., a Delaware corporation (“Parent”), and Parent’s wholly owned subsidiary, Sunrise Merger Sub, Inc., a Nevada corporation (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Emergent Group Inc., a Nevada corporation (the “Company”). Pursuant to the Merger Agreement, Parent and Merger Sub  commenced on March  2, 2011 a tender offer (the “Offer”) to purchase all of the issued and outstanding shares of the Company’s common stock, par value $0.04 per share (each a “Share” and collectively the “Shares”), at a purchase price of $8.46 per share in cash to be followed by a merger of Merger Sub with and into the Company with the Company surviving as a wholly owned subsidiary of Parent (the “Merger”). “See Subsequent Event footnote herein for further discussion”.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include the accounts of Emergent and its wholly owned subsidiaries. In addition, in accordance with guidance issued by the Financial Accounting Standards Board (“FASB”), the Company has accounted for its equity investments in entities in which it holds a non-controlling interest under the full consolidation method. All significant inter-company transactions and balances have been eliminated through consolidation. We consolidate the LLCs where we hold a non-controlling since we effectively receive the majority of the benefits from such entities and we provide equipment lease guarantees for such entities.

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
December 31, 2010 and 2009

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

Impairment of Long-Lived Assets and Intangibles
The Company reviews its long-lived assets for impairment in accordance with guidance issued by the FASB on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are not considered recoverable, the Company will recognize an impairment charge that is measured by the amount by which the carrying amount exceeds the fair value of the assets. In addition to goodwill, other intangible assets include covenants not-to-compete and customer lists of $376,651 and $455,265, net of accumulated amortization, as of December 31, 2010 and 2009, respectively. Covenants not-to-compete and customer lists are generally amortized over their estimated useful lives of five to ten years. The Company, in accordance with guidance issued by the FASB, reviews goodwill for impairment at least annually or whenever events or circumstances are more likely than not to reduce the fair value of goodwill below its carrying amount. The annual amortization of intangible assets for each of the next five years is as follows:

EMERGENT GROUP INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Year Ending
December 31,	Amount

2011	$72,653
2012	67,616
2013	55,044
2014	49,755
2015	35,886
Total amortization	$280,954

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

The following table summarizes fair value measurements by level at December 31, 2010 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total

Cash and cash equivlents	$8,711,635	$-	$-	$8,711,635

For certain of the Company’s financial instruments, including cash and money market funds, accounts receivable, prepaid expenses, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The carrying amount of the Company’s capital leases approximates fair value based on prevailing interest rates.

EMERGENT GROUP INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

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

Compensation costs related to stock options are determined in accordance with guidance issued by the FASB. The Company determines the fair value of option grants based on the Black-Scholes option-pricing model using the modified prospective method. Under this method, compensation cost recognized during the years ended December 31, 2010 and 2009 includes compensation cost for all share-based payments granted prior to but not yet vested as of January 1, 2006, and all grants subsequent to that date, based on the grant date fair value, which is amortized over the remaining vesting period for such options.

Advertising Expense
The Company expenses advertising costs in the periods the services are performed. For the years ended December 31, 2010 and 2009, advertising expense was $36,628 and $21,780, respectively.

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

Earnings Per Share
Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2010 and 2009 we excluded 2,000 common equivalent stock options from the computation of earnings per share because the inclusion of such options would have been anti-dilutive for both periods. As of December 31, 2010 and 2009, common stock equivalents used in determining fully diluted shares outstanding consist only of options and warrants to purchase common stock. The components of basic and diluted earnings per share are as follows:

EMERGENT GROUP INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

	Year Ended
	December 31,
	2010	2009

Numerator -
Net income attributable to attributable to
Emergent Group	$3,243,536	$3,285,068
Denominator -
Weighted-average number of common
shares outstanding during the period	6,858,461	6,724,465
Dilutive effect of stock options and warrants	137,633	259,436
Common stock and common stock
equivalents used for diluted earnings per share	6,996,094	6,983,901

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

Recently Issued and Adopted Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and more disaggregation for the different types of financial instruments. This ASU is effective for annual and interim reporting periods beginning after December 15, 2009 for most of the new disclosures and for periods beginning after December 15, 2010 for the new Level 3 disclosures. Comparative disclosures are not required in the first year the disclosures are required. We did not have any significant transfers in or out of Level 1 and Level 2 fair value measurements during the year ended December 31, 2010.

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

EMERGENT GROUP INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

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

NOTE 3 –	INVENTORY

Inventory consists of the following:

	December 31,
	2010	2009

Fibers, kits and other disposables	$1,211,464	$927,832
Less: reserve for excess/obsolete inventory	(38,082)	(38,306)

Total	$1,173,382	$889,526

NOTE 4 -	EQUITY INVESTMENT IN LIMITED LIABILITY COMPANIES

In connection with expanding its business, PRI Medical participates with others in the formation of Limited Liability Companies (“LLCs”) in which it will acquire either a minority or majority interest and the remaining interests are held by other investors. These LLCs acquire certain medical equipment for use in their respective business activities which generally focus on surgical procedures. As of December 31, 2010, PRI Medical holds interests in six active LLCs located in California and New York. We previously held interests in thirteen LLCs; however, during 2010 and 2009 we ceased operations in seven LLCs and began the wind-down and dissolution process. PRI Medical continues to service the customers previously serviced by such LLCs.

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

EMERGENT GROUP INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

For the years ended December 31, 2010 and 2009, in accordance with guidance issued by the FASB, the Company accounted for its equity investments in entities in which it holds a non-controlling interest under the full consolidation method whereby transactions between the Company and LLCs have been eliminated through consolidation. We consolidate the LLCs where we hold a non-controlling since we effectively receive the majority of the benefits from such entities and we provide equipment lease guarantees for such entities.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2010	2009

Rental equipment	$15,246,292	$13,341,920
Furniture and fixtures, including computers	432,477	422,390
Capitalized software cost	161,777	161,777
Transportation equipment	582,607	565,839
Leasehold improvements	84,702	84,702

	16,507,855	14,576,628
Less accumulated depreciation and amortization	10,208,912	9,031,136

Total	$6,298,943	$5,545,492

The historical cost value and net book value of property and equipment under lease financing at December 31, 2010 is $6,740,684 and $3,198,474 (excluding equipment purchases of $1,817,359 included in accounts payable at December 31, 2010 for which lease financing is being arranged), respectively, and $8,826,608 and $4,606,435, respectively, as of December 31, 2009. Depreciation and amortization expense for property and equipment was $2,273,622 and $2,116,581 for the years ended December 31, 2010 and 2009, respectively.

NOTE 6 - LINE OF CREDIT

The Company maintains a $2.5 million line of credit under a revolving credit agreement, as amended, (the “Agreement”) with a bank which is collateralized by substantially all unencumbered assets of the Company. Advances under the Agreement bear interest at the prime rate, plus one-half of one percent (3.75% as of December 31, 2010), with interest payable monthly. Subject to the terms of the Agreement, the Company may request and repay advances from time to time through the expiration date. The Agreement includes certain financial covenants that must be met including a covenant that for a period of not less than thirty (30) consecutive days during the loan term, that no loan amount will be outstanding under the Agreement. The Agreement expires on January 3, 2012. As of December 31, 2010 and the filing of this Annual Report on Form 10-K, the Company was in compliance with the terms of its revolving credit agreement and no amounts have been drawn under this facility.

EMERGENT GROUP INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

In connection with an acquisition of assets during 2008, we entered into an equipment lease financing loan with a bank for $1,750,000. The equipment lease is collateralized by the acquired assets and other assets of the Company and provides for monthly payments of principal and interest of $46,378 commencing on September 1, 2008 over 42 months, with interest at 6.4%. The lease financing agreement also requires Emergent to meet certain financial covenants over the loan term. As of December 31, 2010 and the filing of this Form 10-K, the Company was in compliance with terms of this loan agreement.

The Company incurred total net interest expense of $269,059 and $338,607 for the years ended December 31, 2010 and 2009, respectively, under its various lease obligations.

NOTE 7 - ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consists of the following:

	December 31,
	2010	2009

Accrued payroll and payroll related amounts	$1,539,013	$1,740,342
Accrued payable – vendors	79,636	53,262
Accrued professional fees	49,118	51,718
Sales taxes payable	145,404	144,732
Other	501,980	466,261
Total	$2,315,151	$2,456,315

During 2009, the Company purchased certain assets, primarily representing a customer list, from the third party members of one LLC for which the Company served as its Managing Member. The purchase price of $88,288 was due in two equal installments, the first of which was paid in November 2009 with the second installment paid in early 2010. The net balance due of $40,788 as of December 31, 2009 is included in accrued expenses and other liabilities.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating and Capital Leases
The Company maintains its principal executive offices in Sun Valley, California, where it leases approximately 13,000 square feet of office/warehouse space for its operations. The facility is leased under a five-year lease agreement, which currently provides for monthly rent of approximately $13,350, including reimbursements for common area expenses, tenant improvement costs, property taxes and insurance. Base rent is subject to an annual increase of 4%. Total base rent expense incurred for the years ended December 31, 2010 and 2009 was $132,169 and $134,300, respectively. In addition, the Company leases several other office/warehouse facilities in various states in the Western and Eastern United States with a total of approximately 9,300 square feet. Total rent expense incurred for these facilities was $104,259 and $110,617 for the years ended December 31, 2010 and 2009, respectively.

EMERGENT GROUP INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

The Company leases certain of its vehicles under various operating and financing leases. The operating leases are scheduled to expire on various dates through September 2014. Thereafter, such leases will continue under a month-to-month lease term until such time the vehicles are either returned to the lessor or purchased. Total rental expenses for vehicles for the years ended December 31, 2010 and 2009 was $185,716 and $170,727, respectively.

At December 31, 2010 the Company is obligated under certain capital equipment leases with various finance companies. The capital leases provide for interest at rates between 5.8% and 10.9% per annum. The monthly capital lease payments range between $508 and $46,378 and terminate through November 2014.

Future minimum lease payments under operating and capital leases at December 31, 2010 are as follows:

Year Ending	Operating	Capital
December 31,	Leases	Leases
2011	$377,067	$1,991,588
2012	143,524	1,076,153
2013	51,730	584,904
2014	18,557	240,212

Total minimum lease payments	$590,878	3,892,857

Less amounts representing interest		322,646
Less current portion		1,800,470

Long-term portion		$1,769,741

Litigation
From time to time, we may become involved in litigation arising out of operations in the normal course of business. As the filing date of this Form 10-K, we are not a party to any pending legal proceedings, except for the shareholder matter discussed in the Subsequent Events footnote herein.

NOTE 9 - SHAREHOLDERS' EQUITY

Common Stock
During the year ended December 31, 2010, the Company completed the following transactions:

•
On March 4, 2010 and December 16, 2010, the Company’s Board of Directors approved the issuance of 45,000 and 16,500 shares of restricted common stock to our executive officers and directors and employees, subject to vesting in five equal annual installments commencing in March 2011 and December 2011, respectively, and the forfeiture of the non-vested portion in the event that recipient is no longer serving as an employee of our Company at the time of vesting, subject to the Board’s right to waive the forfeiture provisions.

•	During 2010, Warrants to purchase a total of 21,176 shares of Common Stock were exercised on a cashless basis with the issuance of 15,798 common shares.

•
During 2010, we granted 2,000 stock options to purchase common to employees of the Company, subject to vesting in five equal annual installments commencing December 2011 and the forfeiture of the non-vested portion in the event that recipient is no longer serving as an employee of our Company at the time of vesting, subject to the Board’s right to waive the forfeiture provisions.

•
During 2010, an aggregate of 15,061 employee stock options were exercised, utilizing the cashless exercise provision in the plan, in exchange for the issuance of 11,183 shares of common stock. In addition, an aggregate of 89,734 stock options were exercised for cash resulting in proceeds to the Company of $38,067.

EMERGENT GROUP INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

•
In December 2010 the Company’s Board of Directors declared an annual cash dividend of $0.40 per share and a special dividend of $0.50 per share to our common shareholders of record on December 17, 2010, which was paid on January 4, 2011.

Stock Option Plans
In April 2002, the Company adopted the 2002 Employee Benefit and Consulting Services Compensation Plan (the “2002 Plan”). The purpose of the 2002 Plan is to provide incentive to key employees, officers, and consultants of the Company who provide significant services to the Company. As of December 31, 2010, there are 650,000 common shares authorized for grant under the 2002 Plan. Options will not be granted for a term of more than ten years from the date of grant. Generally, options will vest evenly over a period of five years, and the 2002 Plan expires in March 2012. Since shareholder approval was not obtained on or before April 1, 2003, all incentive stock options granted under the 2002 Plan have automatically become non-statutory stock options, and the Board is limited to granting non-statutory stock options under the 2002 Plan.

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

During the years ended December 31, 2010 and 2009, the Company issued to employees options to purchase 2,000 and 40,000 shares of common stock under the 2002 Plan. The options granted in 2010 and 2009 have a 10-year term and are exercisable at prices ranging from $4.65 to $6.95 per share, respectively. Generally, one-fifth of each issuance vests over five consecutive years. During 2010 and 2009, options to purchase 11,731 and 6,546 shares, respectively, expired and/or were cancelled due to employee terminations.

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

Compensation costs related to stock options for the years ended December 31, 2010 and 2009 were $12,743 and $24,140, respectively. In addition, during 2010 we issued 61,500 restricted award shares under the 2002 Plan, as discussed herein. As of December 31, 2010, the number of shares reserved for future options and restricted award shares was 43,180.

The Company has established two other stock option plans, neither of which have any material amount of shares authorized and/or outstanding under the Plan. However, outstanding shares under such plans are included in the table below.

EMERGENT GROUP INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

A summary of the Company's outstanding options and activity is as follows:

	Number of Options	Weighted Average Exercise Price

Outstanding at January 1, 2009	336,639	$1.59
Options Granted	40,000	$6.00
Options Exercised	(64,128)	$0.44
Options Canceled	(6,546)	$4.71
Outstanding at December 31, 2009	305,965	$2.34
Options Granted	2,000	$5.30
Options Exercised	(104,795)	$0.59
Options Canceled	(11,731)	$6.32

Outstanding at December 31, 2010	191,439	$3.09

Exercisable at December 31, 2010	150,315	$2.71

The weighted-average remaining contractual life of the options outstanding at December 31, 2010 is 4.48 years. The intrinsic value of stock options exercised during 2010 and 2009 was $600,829 and $435,474, respectively. In addition, the intrinsic value of options exercisable at December 31, 2010 was $575,706.

The exercise prices for the options outstanding at December 31, 2010 ranged from $0.40 to $51.00, and information relating to these options is as follows:

			Weighted	Weighted	Weighted	Weighted
			Average	Average	Average	Average
			Remaining	Remaining	Exercise	Exercise
Range of	Stock	Stock	Contractual	Contractual	Price of	Price of
Exercise	Options	Options	Life of Options	Life of Options	Options	Options
Prices	Oustanding	Exercisable	Outstanding	Exercisable	Outstanding	Exercisable

$0.40	119,189	119,189	2.85 years	2.85 years	$0.40	$0.40
$2.15 - 8.00	66,000	24,876	7.75 years	7.26 years	$4.44	$4.39
$20.00 - 51.00	6,250	6,250	0.83 years	0.83 years	$40.00	$40.00

$0.40 - 51.00	191,439	150,315	4.48 years	3.50 years	$3.09	$2.71

As of December 31, 2010, the total unrecognized fair value compensation cost related to unvested stock options was $32,095, which is to be recognized over a remaining weighted average period of approximately 1.58 years.

In December 2010, the Company granted 2,000 options to purchase common stock to employees of the Company. The fair value of such options was $2,220, which was determined using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 7.6%, expected volatility of 45% risk-free interest rates of 3.0% and expected life of 7.5 years.

EMERGENT GROUP INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

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

In addition to options granted under the 2002 Plan, as of December 31, 2010 we have 379,997 restricted award shares issued and outstanding, which vest in equal installments over five years from the date of issuance. Such award shares are issued from time to time to executive officers, directors and employees of the Company. Non-vested award shares are subject to forfeiture in the event that recipient is no longer employed by the Company at the time of vesting, subject to the Board’s right to waive the forfeiture provisions. The Company cancelled 29,412 restricted shares in 2009 due to employee terminations. Compensation expense related to such shares is determined as of the issuance date based on the fair value of the shares issued and is amortized over the related vesting period.

Compensation expense related to award shares was $285,909 and $205,848 for the years ended December 31, 2010 and 2009, respectively. Information relating to non-vested restricted award shares is as follows:

		Weighted	Weighted
		Average	Average
		Remaining	Grant Date	Aggregate
	Number of	Contractual	Fair Value	Intrinsic
	Shares	Life (in years)	Per Share	Value

Nonvested, January 1, 2009	269,809	3.3	$2.62	$1,126,512
Granted	53,500		$6.79
Forfeited/Cancelled	(29,412)		$2.15
Vested	(65,100)		$2.31
Nonvested, December 31, 2009	228,797	2.4	$3.75	$789,795
Granted	61,500		$7.88
Forfeited/Cancelled	-		$-
Vested	(76,199)		$2.94
Nonvested, December 31, 2010	214,098	2.4	$5.22	$369,024

EMERGENT GROUP INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 10 - INCOME TAXES

The components of the income tax provision for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009

Current	$753,409	$566,852
Deferred	1,080,092	1,668,244
Total	$1,833,501	$2,235,096

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes was as follows for the years ended December 31, 2010 and 2009:

	2010	2009
Income tax computed at federal
statutory tax rate	34.00%	34.00%
State taxes, net of federal benefit	3.81	4.51
Non-controlling interest	(3.50)	(4.32)
Alternate minimum tax credits	(3.53)	-
Other	1.62	6.30

Total	32.40%	40.49%

The tax effects of temporary differences that give rise to deferred income taxes at December 31, 2010 and 2009 are as follows:

	2010	2009

Property and equipment	$(1,629,438)	$(873,460)
Net operating loss carryforwards	803,849	1,152,716
Other	324,253	299,500

Total deferred tax assets (liabilities)	$(501,336)	$578,756

As of December 31, 2010, the Company had approximately $2.4 million in federal net operating loss carryforwards attributable to losses incurred since the Company’s inception that may be offset against future taxable income through 2023. Because of statutory ownership changes, the amount of operating loss carryforwards which may be utilized in future years is subject to significant limitations.

The Company follows guidance issued by the FASB with regard to its accounting for uncertainty in income taxes recognized in the financial statements. Such guidance prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.  Interest and penalties totaled $-0- for the years ended December 31, 2010 and 2009, respectively. The Company files income

EMERGENT GROUP INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

tax returns with the Internal Revenue Service (“IRS”) and various state jurisdictions. For jurisdictions in which tax filings are prepared, the Company is no longer subject to income tax examinations by state tax authorities for years through 2005 and by the IRS for years through 2006. The Company’s net operating loss carryforwards are subject to IRS examination until they are fully utilized and such tax years are closed. Our review of prior year tax positions using the criteria and provisions presented in guidance issued by the FASB did not result in a material impact on the Company’s financial position or results of operations.

The Company’s 2007 and 2008 federal income tax returns are under examination by the Internal Revenue Service, which we expect will be completed by mid 2011.

NOTE 11 - BENEFIT PLAN

The Company has a profit sharing plan established in accordance with Section 401(k) of the Employee Retirement Income Security Act of 1974, as amended. Substantially all full-time employees with specific periods of service are eligible to participate. Employee contributions to the plan are elective. For the years ended December 31, 2010 and 2009, the Company provided matching contributions to the plan of $15,103 and $14,845, respectively.

NOTE 12 - RELATED PARTY TRANSACTIONS

The Company incurred reimbursable expenses of $33,263 and $35,866 to BJH Management, LLC, which is owned by the Company’s Chairman and Chief Executive Officer, for office rent and related expenses for the years ended December 31, 2010 and 2009, respectively.

Pursuant to a Service Agreement dated as of July 1, 2006 (the “Services Agreement”), the Company entered into an agreement with BJH Management LLC (“BJH”) to secure the services of Bruce J. Haber (“Haber”) as its Chief Executive Officer and as its Chairman of the Board. The Service Agreement provides for a monthly fee of $15,167 and reimbursement of ordinary and necessary business expenses incurred in connection with such services. Pursuant to the Services Agreement, for services provided, the Company paid BJH base fees of $182,000, for each of the years ended December 31, 2010 and 2009, respectively. In addition, BJH earned incentive compensation for the year ended December 31, 2010 and 2009 of $345,500 and $385,000, respectively. The Company reimbursed Mr. Haber for business expenses in the amounts of $57,519 and $58,330 for the years ended December 31, 2010 and 2009, respectively.

  NOTE 13 – SUBSEQUENT EVENTS

Merger Agreement
On February 6, 2011, Universal Hospital Services, Inc., a Delaware corporation (“Parent”), and Parent’s wholly owned subsidiary, Sunrise Merger Sub, Inc., a Nevada corporation (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Emergent Group Inc., a Nevada corporation (the “Company”). Pursuant to the Merger Agreement, Parent and Merger Sub  commenced on March  2, 2011 a tender offer (the “Offer”) to purchase all of the issued and outstanding shares of the Company’s common stock, par value $0.04 per share (each a “Share” and collectively the “Shares”), at a purchase price of $8.46 per share in cash to be followed by a merger of Merger Sub with and into the Company with the Company surviving as a wholly owned subsidiary of Parent (the “Merger”).

EMERGENT GROUP INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

The transactions are expected to be completed during the first half of April 2011. The consummation of the Offer and the Merger are subject to various closing conditions, including the tender of sixty five percent (65%) of the Shares and other customary conditions. The Offer is not subject to a financing condition. The Merger Agreement also includes customary termination provisions for both the Company and Parent and provides that, in connection with the termination of the Merger Agreement under specified circumstances, the Company will be required to pay Parent a termination fee of $2,235,000.

Shareholder Litigation
Since February 22, 2011, three putative shareholder class action complaints challenging the transactions contemplated by the Merger Agreement were filed on behalf of three separate plaintiffs (collectively, the “Plaintiffs”) in the Superior Court of the State of California in the County of Los Angeles against the Company, Parent, Purchaser and the individual members of the Company Board (collectively, the “Defendants”). The complaints allege, among other things, that the members of the Company Board breached their fiduciary duties owed to the public shareholders of the Company by attempting to sell the Company by means of an unfair process with preclusive deal protection devices at an unfair price of $8.46 in cash per Share and by entering into the Merger Agreement, approving the Offer and the proposed Merger, engaging in self dealing and failing to take steps to maximize the value of the Company to its public shareholders. The complaints further allege that the Company, Parent and Purchaser aided and abetted such breaches of fiduciary duties. In addition, the complaints allege that certain provisions of the Merger Agreement unduly restrict the Company’s ability to negotiate with rival bidders. The complaints seek, among other things, declaratory and injunctive relief concerning the alleged fiduciary breaches, injunctive relief prohibiting the Defendants from consummating the Merger and other forms of equitable relief. On March 10, 2011, the Plaintiffs and Defendants (collectively, the “Parties”) executed a stipulation to consolidate the three lawsuits, and on March 22, 2011, the Court ordered the consolidation of the lawsuits for all purposes, including pre-trial proceedings into Lead Case No. BC-455715 and renamed the consolidated action “In re Emergent Group Inc. Shareholder Litigation.”

On March 24, 2011, a memorandum of understanding regarding settlement of the consolidated action (the “MOU”) was agreed to by the Parties. While the Defendants deny the allegations made in the complaints, they have agreed to enter into the MOU to avoid the costs and disruptions of any further litigation and to permit the timely consummation of the Offer and the Merger. The MOU describes the terms that the Parties agree to include in the final settlement agreement concerning the action (the “Settlement Agreement”) and describes the actions that the Parties will take or refrain from taking between the date of the MOU and the date that the Settlement Agreement is finally approved.

EMERGENT GROUP INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

The MOU, among other things, provides that the Company will amend the its previously filed SEC Schedule 14D-9 to include certain supplemental disclosures. The MOU also provides that the Settlement Agreement will require the Parties to seek an order enjoining all proceedings in connection with the consolidated action complaints and any additional actions alleging claims that are released pursuant to the Settlement Agreement. In addition, the MOU provides that the Settlement Agreement will include a release by the Plaintiffs and the settlement class in favor of the Defendants and their related parties from any claims that arose pursuant to or are related to the Offer or the Merger. The Defendants have agreed that the Company or its successor or their respective insurers will pay the Plaintiffs’ attorneys' fees and expenses as are awarded by the court not to exceed $225,000, subject to court approval of the Settlement Agreement and the consummation of the Offer and the Merger.

The Defendants deny all liability with respect to the facts and claims alleged in the consolidated action complaints, and specifically deny that any further supplemental disclosure was required under any applicable rule, statute, regulation or law. However, the Defendants considered it desirable that the action be settled primarily to avoid the substantial burden, expense, inconvenience and distraction of continued litigation and to fully and finally resolve all of the claims that were or could have been brought in the action being settled. In addition, the Company desired to provide additional information to its stockholders at a time and in a manner that would not cause any delay of the Offer or the Merger.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A.  Controls and Procedures.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2010. There were no significant changes in our internal control over financial reporting during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our independent auditors have not audited and are not required to audit this assessment of our internal control over financial reporting for the fiscal year ended December 31, 2010.

Item 9B.  Other Information.

Not Applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The names, ages and principal occupations of the Company's present officers and directors are listed below.

Name (1)	Age	First Became Director and/or Officer	Position
Bruce J. Haber	58	2003	Chairman of the Board and Chief Executive Officer
Louis Buther	57	2003	President and Chief Operating Officer
William M. McKay	56	2002	Chief Financial Officer, Treasurer and Secretary
Mark Waldron	43	2000	Director
Howard Waltman	78	2001	Director
K. Deane Reade, Jr.	70	2005	Director
__________________

(1)	Directors are elected at the annual meeting of stockholders and hold office until the following annual meeting.

Bruce J. Haber serves as the Company's Chief Executive Officer.  Louis Buther serves as the Company's President and William M. McKay serves as the Company's Chief Financial Officer. The terms of all officers expire at the annual meeting of directors following the annual stockholders meeting. Officers serve at the pleasure of the Board and may be removed, either with or without cause, by the Board of Directors, and a successor elected by a majority vote of the Board of Directors, at any time.  There is currently one vacancy on the Company’s Board of Directors.

Bruce J. Haber has served as Chairman of the Board and Chief Executive Officer since January 31, 2003. Mr. Haber is currently President of BJH Management, LLC, a management firm specializing in turnaround consulting and private equity investments, which served as a consultant to the Company between October 2001 and January 2003.  From October 2001 until December 2002, Mr. Haber served on the Board of Directors of EB2B Commerce, Inc. a computer software company.  From March 2002 to December 2002, Mr. Haber served as Chairman of the Board and as a turnaround consultant to EB2B. Mr. Haber was founder, President and CEO of MedConduit.com, Inc., a healthcare e-commerce business to business from 2000 to 2001.  Mr. Haber served as Executive Vice President and a Director of Henry Schein, Inc., an international distributor of healthcare products, as well as President of their Medical Group from 1997 to 1999.  From 1981 to 1997, Mr. Haber served as President, CEO and Director of Micro Bio-Medics, Inc. and Caligor Medical Supply Company, a distributor of physician and hospital supplies, which merged with Henry Schein, Inc. in 1997.  Mr. Haber is currently a director of a number of privately held companies and serves as a Trustee of Mercy College, Dobbs Ferry, New York.  Mr. Haber holds a Bachelor of Science degree from The City College of New York and a Master of Business Administration from Baruch College in New York.  Mr. Haber brings to the Board nearly 30 years of management experience in the medical distribution industry, as well as additional expertise in mergers and acquisitions, the successful integration of acquired companies, turnaround consulting and private equity investments. All of these management and financial skills have allowed him to provide significant leadership and vision to the Company Board.

Louis Buther has served as President of the Company since January 31, 2003.  Mr. Buther has served as an independent consultant since 2000, including providing consulting services to the Company between October 2001 and January 2003. From 1997 through 2000, Mr. Buther was Senior Vice President of the Medical Division of Henry Schein, Inc.  From 1983 to 1997, Mr. Buther served as Vice President of Micro Bio-Medics, Inc. and Caligor Medical Supply Company, which merged with Henry Schein in 1997. Mr. Buther holds an Associates Art Science Degree in Chemistry from Bronx Community College and a Bachelor of Science Degree in Pharmacy from Long Island University.

William M. McKay has served as Chief Financial Officer of the Company since August 2002.  From August 2000 to August 2002, he served as Chief Financial Officer and as a consultant for EV Global Motors Company, a privately held consumer products company. From December 1998 to July 2000 Mr. McKay served as Chief Financial Officer and Secretary for Internet Dynamics, Inc., a privately-held software development company. From February 1998 to November 1998, he served as Chief Financial Officer for Koo Koo Roo, Inc., a publicly-held food services company. From May 1995 to February 1998, Mr. McKay served as Chief Financial Officer and Secretary for View Tech, Inc., a publicly-held technology company. Mr. McKay also has ten years of public accounting experience with Deloitte & Touche, where he last served as a senior manager in its audit department. Mr. McKay is a member of the American Institute of Certified Public Accountants and holds a Bachelor of Science Degree in business administration with an emphasis in accounting from the University of Southern California - Los Angeles.

 Mark Waldron has served as a director of the Company since August 2000 and he currently serves as a member of its compensation committee (the “Compensation Committee”).  Mr. Waldron also served as President and Chief Executive Officer of the Company between August 2000 and January 2003.  Since 1998, Mr. Waldron's principal occupation has been as a private investor. Mr. Waldron is the President of Woodfield Development Corporation, a real estate development company.  Mr. Waldron is a former Vice President of J.P. Morgan in New York and was with that firm from 1993 to 1998. Mr. Waldron received his MBA from Northwestern University's Kellogg School of Management, and prior to attending business school worked in the derivatives capital markets group of Bankers Trust Company (now Deutsche Bank). He received a BA (Honors) from the Ivey School of Business at the University of Western Ontario in 1989. Mr. Waldron's extensive business, managerial, executive and leadership experience in a variety of industries particularly qualifies him for service on the Company Board. He also brings a valuable entrepreneurial perspective from his experience as the founder of several businesses.

Howard Waltman has served as a director of the Company and Chairman of the Compensation Committee since 2001 and currently serves as a member of the Company’s audit committee (the “Audit Committee”). Since 2000, Mr. Waltman has acted as a private investor for a family limited liability corporation. Since 1986, Mr. Waltman has served as a director of Express Scripts, Inc., and was its Chairman from 1986 to 2000. Express Scripts was formed in 1986 as a subsidiary of Sanus, a company formed in 1983 by Mr. Waltman, who served as its Chairman of the Board from 1983 to 1987.  Sanus was acquired by New York Life Insurance Company in 1987. Express Scripts provides mail order pharmacy services and pharmacy claims processing services and was spun out of Sanus and taken public in June 1992.  Mr. Waltman also founded Bradford National Corp. in 1968, which was sold to McDonnell Douglas Corporation in 1981.  From 1996 to 2000, Mr. Waltman served as a director of Computer Outsourcing Services, Inc. Mr. Waltman is currently a director of a number of privately held companies.  Mr. Waltman brings to the Company Board successful experience as an entrepreneur with particular emphasis in the healthcare industry. In this respect, his first venture was the processing agent for New York State Medicaid. He was the founder of one of the first health management organizations as well as a pharmacy benefit management company.

K. Deane Reade, Jr. has been a Director of the Company since September 2005. He currently serves as Chairman of the Audit Committee and as a member of the Compensation Committee. Mr. Reade is a founder and, since 1975, has served as President and a director of Bangert, Dawes, Reade, Davis & Thom, Incorporated, a private investment banking firm with offices in New York and San Francisco.  Between 1989 and 1996, Mr. Reade served as Managing Director of John Hancock Capital Growth Management, Inc. and was a General Partner of its affiliate Gramercy Hills Partners. Mr. Reade is a graduate of Rutgers University. He has served as a director of: ABC Estonian Shares, a closed end fund (Isle of Man, UK); Abakus Management Co., an investment management company (Tallinn, Estonia); and Myers Industries, Inc. (Lincoln, Illinois); and the advisory board of Trail Blazers Camps, Inc. (New York, New York), a 100 year old social service organization with a year round educational program for disadvantaged children from the Metropolitan New York - New Jersey area. Mr. Reade brings to the Company Board over 30 years of diverse finance industry experience with particular emphasis in commercial and investment banking, corporate finance, venture capital and investment management. Mr. Reade has advised and assisted in the formation of several companies both domestic and international, many of which he served as a director, including as a former director of a publicly traded medical supply distributor and a founder of an early stage life sciences fund. He also provides the Board with financial reporting expertise.

No family relationships exist among any of our executive officers or directors. Except as indicated above, no director of ours is a director of, or has served as a director of during the past five years, any company with a class of securities registered pursuant to Section 12 of the Exchange Act, or subject to the requirements of Section 15(d) of the Securities Act of 1933 or any company registered as an investment company under the Investment Company Act of 1940.

Independent Directors

Except for Bruce J. Haber, our Chairman and Chief Executive Officer, each Board member of The Company is considered by the Board to be an Independent Director as defined in Section 803-A of the AMEX Company guide and under Rule 10-A.3 of the Exchange Act.  See "Audit Committee".

Schedule 14D-9 Information Statement

On March 2, 2011, the Company filed a Schedule 14D-9 with the SEC, which included an Information Statement as Annex A to the Schedule 14D-9. The Information Statement includes information on Parent's right to designate directors upon the consummation of the Offer. The information contained in said Information Statement pertaining to these potential designees follows this paragraph.

Right to Designate Directors

The Merger Agreement provides that, promptly upon consummation of the Offer (the “Offer Closing”), Parent will be entitled to designate such number of directors (each such person a “Designee”), rounded up to the next whole number, on the Company Board that equals the product of (i) the total number of directors on the Company Board, giving effect to the election of any additional directors pursuant to the Merger Agreement, and (ii) the percentage that the number of Shares beneficially owned by Parent and/or Purchaser (including Shares accepted for payment) bears to the total number of Shares outstanding, and the Company shall cause the Designees to be elected or appointed to the Board of Directors, including by increasing the number of directors and seeking and accepting resignations of incumbent directors. At such time, the Company also will cause individuals designated by Parent to constitute the proportional number of members, rounded up to the next whole number, on (A) each committee of the Company Board, (B) as requested by Parent, each board of directors (or equivalent governing body) of each subsidiary of the Company (and each committee thereof), and (C) as requested by Parent, the board of directors (or equivalent governing body) of each entity managed by the Company (and each committee thereof), except, in the case of (B) and (C), in proportion to the number of members that may be designated by the Company to such board of directors (or equivalent governing body) and each committee thereof. The Company’s obligations to appoint Designees to the Company Board are subject to Section 14(f) of the Exchange Act and Rule 14f-1 promulgated thereunder. The Company is required to promptly take all actions necessary to effect the appointment of Designees, including mailing to its shareholders information with respect to the Company and its officers and directors, as Section 14(f) and Rule 14f-1 require, which is being mailed together with the Schedule 14D-9. Parent has supplied to the Company in writing, and is solely responsible for, the information with respect to Parent, Purchaser, the Designees and its officers, directors and affiliates required by Section 14(f) and Rule 14f-1 and included in this Form 10-K.

Information with Respect to the Designees

As of the date of this Form 10-K, Parent has not determined who will be the Designees. However, the Designees will be selected from the list of potential designees provided below (the “Potential Designees”). The Potential Designees have consented to serve as directors of the Company if so designated. None of the Potential Designees currently is a director of, or holds any position with, the Company. Parent has informed the Company that, to its knowledge, none of the Potential Designees beneficially owns any equity securities or rights to acquire any equity securities of the Company, has a familial relationship with any director or executive officer of the Company or has been involved in any transactions with the Company or any of its directors, executive officers or affiliates that are required to be disclosed pursuant to the rules of the SEC.

List of Potential Designees

The following sets forth the name, age, present principal occupation or employment and past material occupations, positions, offices or employment for at least the past five years for each Potential Designee, with a description setting forth the reasons why such designee would be a valuable addition to the board of the Company. The current business address of each person is 7700 Frame Avenue South, Suite 275, Edina, Minnesota 55435-5228 and the telephone number at such principal executive offices is (952) 893-3200. Each potential Designee is a citizen of the United States of America and is identified below. To our knowledge, there are no material pending legal proceedings, to which any Potential Designee or any associate of any Potential Designee is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries. To our knowledge, none of the Potential Designees listed below has, during the past ten years, (1) been convicted in a criminal proceeding (excluding traffic violations or similar misdemeanors), or (2) been a party to any judicial or administrative proceeding that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws.

Name	Age	With Parent Since
Gary D. Blackford	53	2007
Rex T. Clevenger	53	2004
Timothy W. Kuck	53	2010
Diana Vance-Bryan	54	2006

Gary D. Blackford has been Chairman of the Board of Directors and Chief Executive Officer of Parent since 2007. Earlier, Mr. Blackford had been President, Chief Executive Officer and a member of the Board of Directors since 2002. He currently serves on the Board of Directors of Wright Medical Group, Inc. (NASDAQ: WMGI). Mr. Blackford holds a Bachelor of Business Administration degree from The University of Iowa, a Juris Doctor degree from Creighton University and received a Certified Public Accountant certificate in 1983. Mr. Blackford has extensive business experience and demonstrated management ability at senior levels. He has served as a director of both private and public companies and has served as the chief executive officer of public and private companies the past ten years.

Rex T. Clevenger joined Parent in 2004 as Senior Vice President and Chief Financial Officer and became Executive Vice President and Chief Financial Officer in 2007. He has over 30 years of financial operations and capital markets experience, including extensive capital attraction, corporate finance and planning roles. He is a graduate of the University of Missouri, holds a Bachelor of Science degree in Business Administration and received a Certified Public Accountant certificate in 1981.

Timothy W. Kuck was named Executive Vice President, Strategy and Business Development at Parent in 2010. Mr. Kuck had served as Executive Vice President and Chief Operating Officer since 2007, Senior Vice President of Operations since 2005 and from 2004 to 2005 served as Regional Vice President for Parent's central region. He has over 20 years of progressive managerial experience in sales, operations, finance and corporate administration. Mr. Kuck holds a Bachelor of Arts degree from Augustana College and a Juris Doctor degree from the University of Minnesota Law School. Mr. Kuck also received a Certified Public Accountant certificate in 1983.

Diana Vance-Bryan was named Executive Vice President of Operations of Parent on January 1, 2011. Ms. Vance-Bryan had served as Senior Vice President and General Counsel since 2006. She has 25 years of legal experience, primarily in the health care sector. From 2004 to 2006, Ms. Vance-Bryan served as Vice President and General Counsel of Novartis Nutrition Corporation, a leading manufacturer of medical nutrition products, which was acquired by Nestlè in 2007. Ms. Vance-Bryan is a graduate of Mercy Hospital School of Nursing, and received a Bachelor of Science degree in Nursing from The University of Iowa College of Nursing and a Juris Doctor degree from The University of Iowa College of Law.

CORPORATE GOVERNANCE

There are presently four members of our Company Board, including three directors who the Board has determined to be independent under section 803A of the NYSE Amex Listing guide and under Rule 10A.3 of the Exchange Act. See “–Director Independence” below.

Our Company Board held ten meetings during 2010, and during that year each incumbent director attended at least 75% of (a) the total number of our Company Board meetings, and (b) the total number of meetings held by all committees of the Company Board on which he served.

In regard to directors’ attendance at annual shareholders meetings, although we do not have a formal policy regarding such attendance, our Company Board encourages all of its members to attend such meetings, but such attendance is not mandatory. Messrs. Haber and Reade each attended our 2010 annual shareholders meeting.

Our Company Board has an Audit Committee and a Compensation Committee. We currently lack a Nominating and Corporate Governance Committee. Our Company Board has adopted a written charter for its Audit Committee, which Audit Committee charter and our Code of Ethics are available on our website at www.emergentgroupinc.com under the “Corporate Governance - Corporate Governance Documents” section of our website.

Director Independence.  Under the NYSE Amex LLC Stock Market Rules, the Company Board has a responsibility to make an affirmative determination that its members that serve as independent directors do not have any relationships with the Company and its businesses that would impair their independence.  In connection with these determinations, the Company Board reviews information regarding transactions, relationships and arrangements involving the Company and its businesses and each director that it deems relevant to independence, including those required by the NYSE AMEX Equities Stock Market Rules.

“Independent director” is defined under Section 803A of the NYSE Amex Company Guide as a person other than an executive officer or employee of the company. No director qualifies as independent unless the issuer's board of directors affirmatively determines that the director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The following is a non-exclusive list of persons who are not considered to be independent:

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

(e)           a director who is, or has an immediate family member who is, employed as an executive officer of another entity where at any time during the most recent three fiscal years any of the Company's executive officers serve on the compensation committee of such other entity; or

(f)            a director who is, or has an immediate family member who is, a current partner of the Company's outside auditor, or was a partner or employee of the Company's outside auditor who worked on the Company's audit at any time during any of the past three years.

As a smaller reporting company, we are only required to maintain an Audit Committee of at least two members, comprised solely of independent directors who also meet the requirements of Rule 10A-3 under the Exchange Act. In order to be considered to be independent for purposes of Rule 10A-3, a member of the Audit Committee may not, other than in his capacity as a member of the Audit Committee, the Company Board or any other committee of the Company Board: (A) accept directly or indirectly any consulting, advisory, or other compensatory fee from the Company or any subsidiary thereof, provided that, unless the rules of the national securities exchange or national securities association provide otherwise, compensatory fees do not include the receipt of fixed amounts of compensation under a retirement plan (including deferred compensation) for prior service with the Company (provided that such compensation is not contingent in any way on continued service); or (B) be an affiliated person of the Company or any subsidiary thereof.

Audit committees are required to have at least one member who is an “Audit Committee Financial Expert”, which is defined as a person who has the following attributes: an understanding of generally accepted accounting principles and financial statements; the ability to assess the general application of such principals in connection with the accounting for estimates, accruals and reserves; experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements, or experience actively supervising one or more persons engaged in such activities; an understanding of internal controls and procedures for financial reporting; and an understanding of audit committee functions.

The Board has determined that each of Messrs. Waldron, Waltman and Reade is independent and that Mr. Reade is the Audit Committee Financial Expert.

Director Nominations.  Our Company Board has acted as its own nominating committee and no separate nominating committee has been formed to date as described herein. Our Company Board considers and recommends candidates for election to the Company Board and nominees for committee memberships and committee chairs. Each member of the Company Board participates in the review and discussion of director candidates. The full Company Board makes final determinations on director nominees.

In identifying potential director candidates, the Company Board seeks input from its members and the Company’s executive officers and may also consider recommendations by employees, community leaders, business contacts, third-party search firms and any other sources deemed appropriate by the Company Board. The Company Board also will consider director candidates recommended by shareholders to stand for election at the next annual meeting of stockholders, so long as such recommendations are submitted in accordance with the procedures described elsewhere herein.

Board Leadership Structure.  Mr. Haber serves as our CEO and Chairman of the Company Board and has served the Company in such capacities since January 2003. The Board believes that it is important to have a unified leadership vision which Mr. Haber has provided to the Company. The Company Board also believes that the Company is best served by a Chairman who is actively involved with the Company and is therefore able to bring a great depth of knowledge about the Company to the role. The Company Board does not currently have a designated lead independent director and believes that the appointment of a designated lead independent director has not been necessary because of the Company's small size and due to the active role of independent directors in Company Board matters.

Company Board Role in Risk Oversight.  The Company Board administers its risk oversight function directly and through the Audit Committee. The Company Board and the Audit Committee regularly discuss with management the Company's major risk exposures, their potential financial impact on the Company, and the steps taken to monitor and control those risks.

Our Company Board performs this function in a number of ways, including:

•	at its regularly scheduled meetings, the Company Board receives management updates on our business operations, financial results, and strategy, and discusses risks related to the business; and

•	at its regularly scheduled meetings, the Company Board receives Audit Committee reports and management updates on risks overseen by the Audit Committee, and discusses such risks.

Management is responsible for day-to-day risk management. This risk management responsibility includes identifying, evaluating and addressing potential risks that may exist at the enterprise, operational, strategic, financial, regulatory and/or reporting levels and reporting material and significant risks to the Company Board. In addition, our Chief Financial Officer reports to our Audit Committee on financial statement and internal controls risk.

Audit Committee

The members of the Company's independent Audit Committee consist of Howard Waltman and K. Deane Reade Jr., as its chairperson. Effective November 10, 2008, the Company Board adopted an amended written charter for its Audit Committee. The Audit Committee is required to meet at least quarterly and at such other times as is necessary to fulfill its responsibilities.

Purpose

The purpose of the Audit Committee is to assist the Company Board in fulfilling its oversight responsibilities by reviewing: the financial reports and other financial information provided by the Company to any government body or the public; the Company’s system of internal controls regarding finance, accounting, legal compliance and ethics that management and the Company Board have established; and the Company’s auditing, accounting and financial reporting processes. Consistent with this function, the Audit Committee encourages continuous improvement of, and fosters adherence to, the Company’s policies, procedures and practices at all levels. The Audit Committee’s primary duties and responsibilities are to:

•	serve as an independent and objective party to monitor the Company’s financial reporting process and internal control system;

•	provide an open avenue of communication among the independent auditors, management, and the Company Board;

•	oversee management's preparation of the Company's financial statements and management's conduct of the accounting and financial reporting processes;

•	oversee management's maintenance of internal controls and procedures for financial reporting;

•	oversee the Company's compliance with applicable legal and regulatory requirements, including without limitation, those requirements relating to financial controls and reporting;

•	oversee the independent auditor's qualifications and independence;

•	oversee the performance of the independent auditors, including the annual independent audit of the Company's financial statements;

•	prepare any report required to be prepared by the Committee pursuant to the rules of the SEC to be included in the Company's proxy statement; and

•
discharge such duties and responsibilities as may be required of the Audit Committee by the provisions of applicable law or rule or regulation of the NYSE AMEX Equities Stock Market and the Sarbanes-Oxley Act of 2002.

In carrying out its purposes, the Audit Committee strives for free and open communication between the Audit Committee, the independent auditors and management of the Company.

Responsibilities

The principal responsibilities and recurring processes of the Audit Committee in carrying out its oversight responsibilities are oversight of the financial statements and relations with the independent auditors:

•
Relationship with Independent Auditors — The independent auditors report directly, and are ultimately accountable, to the Audit Committee in its capacity as a committee of the Company Board. The Audit Committee has sole authority and responsibility to appoint, compensate, oversee, evaluate and, where appropriate, replace the independent auditors. The Audit Committee discusses with the auditors their independence from management and the Company and the matters included in the written disclosures required by the Independence Standards Board.

•	Annually, the Audit Committee reviews and recommends for stockholder ratification the selection of the Company's independent auditors.

•	The Audit Committee pre-approves all audit and permitted non-audit services provided by the independent auditors.

•	The Audit Committee periodically meets separately with management and with the Company's independent auditors.

•
Annually, the Audit Committee obtains from the independent auditors a formal written statement delineating all relationships between the independent auditors and the Company consistent with Independence Standards Board Standard No. 1, discusses with the independent auditors any such disclosed relationships and their impact on the independent auditors' independence, and takes or recommends that the Company Board take appropriate action regarding the independence of the independent auditors.

•
Periodic Reviews — Prior to the filing of the Company's Quarterly Reports on Form 10-Q, the Audit Committee reviews with management and the independent auditors the interim financial statements and other information to be included in the filing, including the Company's disclosures under "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A").  Also, the Audit Committee discusses the results of the quarterly review and any other matters required to be communicated to the Audit Committee by the independent auditors under generally accepted auditing standards.

•
Annual Reviews — The Audit Committee reviews with management and the independent auditors the financial statements and other financial information, including the Company's disclosure under the MD&A, to be included in the Company's Annual Report on Form 10-K (or the annual report to shareholders if distributed prior to the filing of the Form 10-K). Also, the Audit Committee discusses the results of the annual audit and any other matters required to be communicated to the Audit Committee by the independent auditors under auditing standards of The Public Company Accounting Oversight Board. Based on the review and discussions described above, the Audit Committee recommends to the Company Board whether the financial statements should be included in the Annual Report on Form 10-K. The Audit Committee also prepares the Audit Committee report to be included in the Company's proxy statements when and as required by the applicable rules.

•
The Audit Committee establishes and maintains procedures for (i) receiving, retaining and addressing complaints regarding the Company's accounting, internal controls or auditing matters, and (ii) the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters, in accordance with the applicable rules.

•	The Audit Committee also has responsibility for reviewing and approving all proposed related party transactions as required by the NYSE AMEX Equities Stock Market listing requirements.

Code of Ethics

The Company has a code of ethics that applies to the Company’s Chief Executive Officer and Chief Financial Officer which has been designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the SEC and in other public communications made by the Company;

•	Compliance with applicable governmental law, rules and regulations;

•	The prompt internal reporting of violations of the code of ethics to an appropriate pre-identified person; and

•	Accountability for adherence to the code of ethics.

Report of Audit Committee

In March 2011, the Audit Committee discussed the 2010 audited financial statements of the Company with Management and Rose, Snyder & Jacobs.  Management has the primary responsibility for the financial statements and the reporting process. The Audit Committee has discussed with Rose, Snyder & Jacobs the matters required to be discussed by the statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol 1. AU section 380), as adopted by the Public Company Oversight Board in Rule 3200T. The Audit Committee has received the written disclosures and the letter from Rose, Snyder & Jacobs required by Independence Standards Board Standard No. 1 (Independence Standards Board Standard No, 1, Independence Discussions with Audit Committees), as adopted by the Public Company Accounting Oversight Board in Rule 3600T, and has discussed with Rose, Snyder & Jacobs the independent accountant’s independence. The Audit Committee has determined that Rose, Snyder & Jacobs is independent from The Company and its management. The Audit Committee held four telephonic meetings during The Company’s fiscal year ended December 31, 2010 and each member was in attendance for all meetings.

During the year ended December 31, 2010 and through the filing date of this Annual Report on Form 10-K, Rose, Snyder & Jacobs has not provided any financial information systems design and implementation services or any other non-audit services to the Company except for the review of the Company’s quarterly reports, preparation of corporate tax returns, tax research and other related professional consulting services. The Company does not anticipate Rose, Snyder & Jacobs providing any financial information systems design and implementation services and any other non-audit services to the Company which would be incompatible with maintaining the independence of Rose, Snyder & Jacobs.  The fees paid by the Company to Rose, Snyder & Jacobs for the fiscal year ended December 31, 2010 are described in Item 14 of this Annual Report on Form 10-K.

On March 28, 2011 our Audit Committee reviewed the audited consolidated financial statements of the Company which are included in this Form 10-K for filing with the Securities and Exchange Commission and considered the aforementioned matters and it then recommended the approval of said financial statements and their inclusion herein.

THE AUDIT COMMITTEE

K. Deane Reade, Jr., Chairman
Howard Waltman

Compensation Committee

Since October 7, 2008, the Compensation Committee has consisted of Howard Waltman, as Chairman, K. Deane Reade, Jr. and Mark Waldron. The Compensation Committee, which currently has no charter, has such powers and functions as may be assigned to it by the Company Board from time to time; however, such functions include the following:

•
to review and approve corporate goals and objectives relevant to senior executive compensation, evaluate senior executive performance in light of those goals and objectives, and to set the senior executive compensation levels based on this evaluation;

•	to approve employment contracts of its executive officers and other employees, consulting contracts of other persons and compensation of directors;

•
to make recommendations to the Company Board with respect to incentive compensation plans and equity-based plans, including, without limitation, the Company’s stock options plans for employees and consultants to the Company who are not officers or directors of the Company; and

•	to administer the Company’s stock option plans and grant stock options or other awards pursuant to such plans for officers and directors of the Company.

The Compensation Committee cannot delegate its duties to other persons and it has not used paid consultants in the past, although it may utilize paid consultants when it believes that it is necessary for the performance of its duties. Management of the Company provides the Compensation Committee with its recommendations for compensation of the Company’s executive officers, directors and other employees for the Compensation Committee’s review and discussion.

Since November 10, 2008, our Common Stock has been listed, and trades, on the NYSE AMEX Equities Stock Market. Continuation of our listing requires that we abide by NYSE AMEX Equities Stock Market rules, which prohibit the Company’s Chief Executive Officer from being present during voting or deliberations as to his compensation and it requires that the compensation of our Chief Executive Officer and other executive officers to be determined by the Compensation Committee. The Compensation Committee met in March 2010 and approved the 2009 bonuses to the executive officers, approved the extension of Mr. Buther’s employment contract for an additional one year period through June 30, 2011 and extended the Service Agreement with BJH Management LLC, which provides the services of Bruce J. Haber to us as Chief Executive Officer, for an additional three-year period. In the first quarter of 2011, the Compensation Committee approved the 2010 bonuses of the executive officers.

Lack of Nominating Committee

The Board of Directors has acted as the nominating committee for the Company and no separate nominating committee has been formed to date. This type of committee, if one existed, would be responsible for identifying and recommending the director nominees to be selected by the Company Board for election at each annual meeting of shareholders and reviewing any shareholder nominees; implementing criteria for selecting new directors; developing, reviewing and recommending a set of corporate governance policies applicable to the Company; providing oversight for the evaluation of the performance of the Company Board; and adopting a written charter. Management believes that the cost of having a nominating committee for a smaller reporting company, such as the Company, outweighs the benefits that may be derived from implementing such a committee.

Since November 2008, the Shares have been trading on the NYSE Amex LLC exchange.  Section 804 of the NYSE AMEX Equities’ Company Guide requires that director nominations when selected or recommended by the Company Board be made by a majority of the independent directors in cases where there is a lack of a nominating committee. On March 4, 2010, the Company Board, acting as its own nominating committee, by resolution, approved four nominees who were each of the incumbent members of the Company Board for re-election to the Company Board in accordance with such Guide, each of whom was re-elected at the Company’s last annual meeting of stockholders, which took place in June 2010. Based upon the size of the Company and the Company Board’s familiarity with the Company since its inception, the Company Board also determined that each of the directors was qualified to suggest nominees for consideration to the nominating committee, although NYSE Amex LLC Stock Market rules require that a majority of the independent directors approve the nominees. The Company Board, when acting as the nominating committee, is generally responsible for:

•	Developing a nomination process for candidates to the Company Board;

•	Establishing criteria and qualifications for membership to the Company Board;

•	Identifying and evaluating potential nominees for election as directors;

•	Filling vacancies on the Company Board; and

•	Recommending nominees for election or re-election to the Company Board.

The Company Board, when fulfilling the duties of a nominating committee, does not operate under a charter and does not have a policy with regard to the consideration of any candidates recommended by its members.

Director Qualifications. While the independent members of the Company Board have not established specific minimum qualifications for director candidates, the candidates for Company Board membership should have the highest professional and personal ethics and values, and conduct themselves consistent with our Code of Ethics. While the independent members of the Company Board have not formalized specific minimum qualifications they believe must be met by a candidate to be recommended by the independent members, the independent members believe that candidates and nominees must reflect a Company Board that is comprised of directors who (i) have broad and relevant experience, (ii) are predominantly independent, (iii) are of high integrity, (iv) have qualifications that will increase overall Company Board effectiveness and enhance long-term shareholder value, and (v) meet other requirements as may be required by applicable rules, such as financial literacy or financial expertise with respect to Audit Committee members. The Company Board does not have a specific policy as to diversity of the Company Board. However, with respect to diversity in its deliberations, the Company Board considers the extent to which potential candidates possess sufficiently diverse skill sets and diversity characteristics that would contribute to the overall effectiveness of the Company Board. These factors, and others as considered useful by the Company Board acting as its own nominating and governance committee, will be reviewed in the context of an assessment of the perceived needs of our Company Board at a particular point in time. As a result, the priorities and emphasis of our Company Board may change from time to time to take into account changes in business and other trends, and the portfolio of skills and experience of current and prospective directors. Consideration of new director candidates is expected to involve a series of Company Board discussions, review of information concerning candidates and interviews with selected candidates. The Company Board does not assign specific weights to particular criteria and no particular criterion is necessarily applicable to all prospective nominees. Candidates for nomination to our Company Board in the past typically have been suggested by other members of our Company Board.  From time to time, our Company Board, acting as its own nominating committee, may in the future (although it has not done so in the past) engage the services of a third party search firm to identify director candidates.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”). Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish us with copies of all Section 16(a) forms they file. During fiscal 2010, none of our officers, directors or 10% or greater stockholders filed any forms late to the best of our knowledge.

Item 11.  Executive Compensation.

Summary Compensation Table

The following table sets forth the overall compensation earned during the two fiscal years ended December 31, 2010 by (1) each person who served as the principal executive officer of the Company during fiscal year 2010; (2) the Company’s two most highly compensated executive officers as of December 31, 2010 with compensation during fiscal year 2010 of $100,000 or more; and (3) those two individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of the Company as of December 31, 2010.

Salary Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus	Restricted Stock Awards (1)(5)(6)	Option Awards(1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (2)(3)(6)(7)(8)	Total
Bruce J Haber	2010	$182,000	$345,500	$148,050	-0-	-0-	-0-	$81,755	$757,305
Chief Executive Officer (4)	2009	$182,000	$385,000	$118,825	-0-	-0-	-0-	$47,056	$732,881
Louis Buther	2010	$161,000	$345,500	$93,060	-0-	-0-	-0-	$58,609	$658,169
President	2009	$161,000	$385,000	$74,690	-0-	-0-	-0-	$33,411	$654,101
William M. McKay	2010	$140,000	$200,300	$25,380	-0-	-0-	-0-	$27,832	$393,512
Chief Financial Officer	2009	$140,000	$220,000	$20,370	-0-	-0-	-0-	$20,059	$400,429
________________

(1)
The options and restricted stock awards presented in this table for 2010 and 2009 reflects the full grant date fair value, as if the total dollar amount were earned in the year of grant. The stock awards are valued based on the fair market value of such Shares on the date of grant and are charged to compensation expense over the related vesting period. The options are valued at the date of grant based upon the Black-Scholes method of valuation, which is expensed over the service period over which the options become vested. As a general rule, for time-in-service-based options, the Company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option.

(2)
Includes all other compensation not reported in the preceding columns, including: (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the Company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change of control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the Company relating to life insurance for the benefit of the named executive officer; and (vii) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

(3)	Includes compensation for service as a director described under Director Compensation, below.

(4)	The services of Bruce J. Haber are provided to the Company pursuant to a Services Agreement with BJH Management LLC, a privately held company owned by Bruce Haber.

(5)
On each of March 4, 2010 and April 1, 2009, Messrs. Haber, Buther and McKay were granted restricted stock awards of 17,500 Shares, 11,000 Shares and 3,000 Shares, respectively, which vest in equal installments over five years. The market price per Share of $8.46 for 2010 and $6.79 for 2009 were used to determine the related compensation expense, which amounts are being amortized over the five year vesting period. For 2010, the restricted stock awards of 17,500 Shares, 11,000 Shares and 3,000 Shares were valued at $148,050, $93,060 and $25,380, respectively. For 2009, the restricted stock awards of 17,500 Shares, 11,000 Shares and 3,000 Shares were values at $118,825, $74,690 and $20,370, respectively.

(6)
As described in footnote 5 above, Messrs. Haber, Buther and McKay received restricted stock awards that vest over a five year period. The amount of dividends declared in 2010 to Messrs. Haber, Buther, and McKay on the unvested portion of their respective restricted stock award was $64,350, $40,320 and $13,860, respectively, and the amount of dividends declared in 2009 to Messrs. Haber, Buther and McKay on the unvested portion of the restricted stock award was $32,600, $20,400 and $8,000, respectively. These amounts are included in the above table under all other compensation.

(7)
All other compensation includes company-paid medical and dental benefits for Messrs. Haber, Buther and McKay of $17,405 and $18,289; $13,972; and $14,456, and $15,479 and $13,011 for 2010 and 2009, respectively, which benefits are not available to all employees.

(8)
All other compensation in the table above does not include the business use of an apartment and/or automobile which is made available to our officers and other employees who come in from out of town to work at our executive offices in Sun Valley, California.

For a description of the material terms of each named executive officers’ employment agreement, including the terms of any contract, agreement, plan or other arrangement that provides for any payment to a named executive officer in connection with his resignation, retirement or other termination, or a change of control of the Company, see section below entitled “Employment Agreements.”

No outstanding Share purchase option or other equity-based award granted to or held by any named executive officer in 2010 were re-priced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout.

Executive Officer Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2010.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Bruce J. Haber (1)(2)(3)	-0-	-0-	-0-	N/A	N/A	71,500	$467,610	N/A	N/A
Louis Buther (1)(2)(3)	-0-	-0-	-0-	N/A	N/A	44,800	$292,992	N/A	N/A
William M. McKay (1)(2)(3)	50,000	-0-	-0-	$0.40	3/31/12	15,400	$100,716	N/A	N/A
___________

N/A-Not Applicable

(1)
On March 19, 2007, the Company granted restricted stock awards to its executive officers and directors for services rendered and to be rendered of 40,000 Shares to Mr. Haber, 25,000 Shares to Mr. Buther and 10,000 Shares to Mr. McKay. All such aforementioned Shares vest in five equal annual amounts commencing March 19, 2008 and the non-vested portion is subject to forfeiture in the event that the holder is no longer serving as an officer or director of the Company, subject to the Company Board’s right to waive this forfeiture provision.

(2)
On April 1, 2009 and March 4, 2010, Messer’s Haber, Buther and McKay were granted restricted stock awards of 17,500 Shares, 11,000 Shares and 3,000 Shares, respectively. On March 6, 2008, the Company granted restricted stock awards to its executive officers of 40,000 Shares to Mr. Haber, 25,000 Shares to Mr. Buther and 10,000 Shares to Mr. McKay. All such aforementioned Shares vest in five equal annual amounts commencing one year from the date of grant and the non-vested portion is subject to forfeiture in the event that the holder is no longer serving as an officer or director of the Company, subject to the Board’s right to waive this forfeiture provision.

(3)
In March 2005, Mr. McKay was granted 25,000 common stock options at an exercise price of $0.40 per Share. In 2002 and 2003, Mr. McKay was granted 30,000 and 75,000 common stock options at an exercise price of $0.40 per Share, respectively. All options are currently vested and have been exercised except for the 50,000 options referenced in the table above.

Employment Agreements

Each of the following executive officers is a party to an employment arrangement with the Company.
Name	Position	Annual Annual Salary	Bonus
Bruce J. Haber	Chief Executive Officer	$ 182,000 (3)	(1)
Louis Buther	President	$ 161,000	(1)
William M. McKay	Chief Financial Officer	$ 140,000	(2)
___________

(1)
In the event that pre-tax profits (subject to certain adjustments approved by the Compensation Committee) before Management’s bonuses are at least $1,035,000 for a calendar year, then BJH Management LLC, for the benefit of Mr. Haber, and Louis Buther are each to receive the following: a bonus of $50,000, increasing to $75,000, if pre-tax profits are $1,150,000 plus 6% each of pre-tax profits over $1,150,000.  Such bonus, if earned, is to be paid within 30 days after the end of each fiscal year end of the Company.

(2)	Discretionary bonus as determined by the Compensation Committee, based upon Company and individual performance.

(3)	The salary shown for Mr. Haber was paid to BJH Management LLC in connection with its Services Agreement.

A summary of each executive’s service or employment agreement is as follows:

Services Agreement – BJH Management LLC

Pursuant to a Service Agreement dated as of July 1, 2006 (the “Services Agreement”), the Company entered into an agreement with BJH Management LLC (“BJH”) to secure the services of Bruce J. Haber as its Chief Executive Officer and as Chairman of the Company Board. The Services Agreement provides that, during its term, Mr. Haber is to be nominated for re-election to the Board. The Services Agreement, as amended in March 2010, provides for certain rights and benefits to BJH and Mr. Haber for a term expiring on June 30, 2013 (which term is renewed annually thereafter unless either the Company or BJH gives the other party 90 days written notice of termination prior to the end of the then current term) and certain obligations of BJH and Mr. Haber to the Company, which are summarized as follows:

•	Annual fee of $182,000, which may be increased at the sole discretion of the Company Board;

•	Bonuses based upon milestones as described in footnote (1) to the immediately above table;

•	Three weeks paid vacation;

•	Reimbursement of reasonable travel, entertainment and office rent and other expenses incurred in connection with the Company’s business;

•
Indemnification for any claim or lawsuit which may be asserted against Mr. Haber or BJH when acting in any capacity for the Company or its business, to the fullest extent permitted by law, including participation in director and officer liability insurance;

•	Hospitalization, medical and dental insurance for Mr. Haber as is customary for most senior officers of the Company or reimbursement of BJH for such benefits;

•
During the term of the Services Agreement and for a six-month period thereafter, Mr. Haber and BJH may not (except in the case of a sale or change of control of the Company) directly or indirectly (i) become interested, such as owner, officer, director, stockholder, employee or consultant, in a company that competes with the then current business of the Company provided that ownership of not more than 20% of a competitor is permissible, (ii) participate in the solicitation of any business of any type conducted by the Company from any person or entity which was or is a client, customer or prospective client or customer and/or (iii) recruit for employment at another place of employment or induce or seek to cause such person to terminate his employment with the Company with the exception of Louis Buther, the Company’s President, and Mr. Haber’s executive assistant; and

•
BJH and Mr. Haber have also agreed to certain confidentiality provisions during the term of the Services Agreement, and BJH agreed to grant the Company the right to seek equitable relief in connection with any breach of a covenant not to compete or confidentiality provision.

Termination by the Company with Cause. The Company may terminate the Services Agreement for cause in the event (i) of Mr. Haber’s commission of an act involving fraud, embezzlement, or theft against the property or personnel of the Company, (ii) Mr. Haber is convicted of, or pleas nolo contendere to, a felony or engages in other criminal conduct that could reasonably be expected to have a material adverse affect on the business, assets, properties, prospects, results of operations or financial condition of the Company, or (iii) of the breach by Mr. Haber or BJH of the restrictive covenants contained in the Services Agreement regarding confidentiality and non-compete restrictions. In the event that the Services Agreement is terminated for cause, BJH’s Base Fee, any unearned Milestone Bonus and all other benefits terminate immediately upon such discharge, and the Company then has no further obligations to BJH except for payment and reimbursement for any monies due which right to payment or reimbursement accrued prior to such termination.

Death or Disability.  The Company may terminate the Services Agreement upon the disability or death of Mr. Haber by giving written notice to BJH. In the case of Mr. Haber’s disability, such termination will become effective immediately upon the giving of such notice unless otherwise specified by the Company.  “Disability” means that, for a period of more than six consecutive months in any 12-month period, Mr. Haber is unable to perform the essential functions of his position because of physical, mental or emotional incapacity resulting from injury, sickness or disease. Upon any such termination, the Company is relieved of all its obligations under the Services Agreement, except for payment of the BJH Base Fee and Milestone Bonus earned and unpaid through the effective date of termination.

Termination by BJH. BJH may terminate the Services Agreement at any time by giving thirty (30) days’ prior written notice to the Company, in which event, the Company is relieved of all of its obligations under the Services Agreement, except for payment of the BJH Base Fee and Milestone Bonus earned and unpaid through the effective date of termination and those obligations which relate to director and officer liability insurance and indemnification to the full extent permitted by law.

Severance Fee. BJH has no severance fees provided for in the Services Agreement, except that if the Services Agreement is wrongfully terminated by the Company, BJH would have the right to seek damages equal to the compensation and benefits payable through June 30, 2013, the current termination date of the Service Agreement.

Employment Agreement – Louis Buther

The Company has an employment agreement dated as of December 30, 2002 with Louis Buther pursuant to which Mr. Buther was hired as the Company’s President and agreed to devote his full business time, effort and attention to the Company. Mr. Buther’s employment agreement, as amended, provides for certain rights and benefits to Mr. Buther, currently for a term expiring June 30, 2011 (which term is renewed annually thereafter unless either the Company or Mr. Buther has given the other party 90 days prior written notice of termination. The employment agreement also provides for certain obligations of Mr. Buther to the Company, which are summarized as follows:

•	Annual salary of $161,000, which may be increased at the sole discretion of the Company Board;

•	Bonuses based upon milestones as described in footnote (1) to the immediately above table;

•	Three weeks paid vacation;

•	Reimbursement of reasonable travel, entertainment and office rent and other expenses incurred in connection with the Company’s business;

•
Indemnification for any claim or lawsuit which may be asserted against Mr. Buther when acting in any capacity for the Company or its business, to the fullest extent permitted by law, including participation in director and officer liability insurance;

•	Hospitalization, medical and dental insurance for Mr. Buther as is customary for most senior officers of the Company or reimbursement of Mr. Buther for such benefits;

•
During the term of the employment agreement and for a six-month period thereafter, Mr. Buther may not directly or indirectly (i) become interested, such as owner, officer, director, stockholder, employee or consultant, in a company that competes with the then current business of the Company provided that ownership of not more than 5% of the outstanding securities of any class of any entity that is traded on a national securities exchange or traded in the over-the-counter market of a competitor is permissible, (ii) participate in the solicitation of any business of any type conducted by the Company from any person or entity which was or is a client, customer or prospective client or customer and/or (iii) recruit for employment at another placement of employment or induce or seek to cause such person to terminate his employment with the Company with the exception of Mr. Haber, and Mr. Haber’s executive assistant. Mr. Buther has agreed to certain confidentiality provisions during the term of his employment agreement and to grant the Company the right to seek equitable relief in connection with any breach of his covenant not to compete or confidentiality provision.

Termination by the Company with Cause. The Company may terminate the Mr. Buther for cause in the event (i) of Mr. Buther’s commission of an act involving fraud, embezzlement, or theft against the property or personnel of Company, (ii) Mr. Buther is convicted of, or pleas nolo contendere to, a felony or engages in other criminal conduct that could reasonably be expected to have a material adverse affect on the business, assets, properties, prospects, results of operations or financial condition of the Company, or (iii) of the breach by Mr. Buther of the restrictive covenants contained in his employment agreement regarding confidentiality and non-compete restrictions.  In the event Mr. Buhler’s employment agreement is terminated for cause, Mr. Buther’s Base Fee and any unearned Milestone Bonus and all benefits terminate immediately upon such discharge, and the Company has no further obligations to Mr. Buther except for payment and reimbursement for any monies due which right to payment or reimbursement accrued prior to such termination.

Death or Disability.  The Company may terminate Mr. Buther’s employment agreement upon his disability by giving written notice to Mr. Buther. Mr. Buther’s employment agreement terminates automatically in the event of his death. In the case of Mr. Buther’s disability, such termination will become effective immediately upon the giving of such notice unless otherwise specified by the Company.  “Disability” means that for a period of more than six consecutive months in any 12-month period, Mr. Buther is unable to perform the essential functions of his position because of physical, mental or emotional incapacity resulting from injury, sickness or disease.  Upon any such termination, the Company is relieved of all its obligations under the Employment Agreement, except for payment of Mr. Buther’s Base Fee and Milestone Bonus earned and unpaid through the effective date of termination.

Termination by Buther.  Mr. Buther may terminate his employment agreement at any time by giving thirty (30) days’ prior written notice to the Company, in which event, the Company is relieved of all of its obligations under the employment agreement, except for payment of Mr. Buther’s Base Fee and Milestone Bonus earned and unpaid through the effective date of termination and those obligations which relate to director and officer liability insurance and indemnification to the full extent permitted by law.

Severance fee. Mr. Buther has no severance fees provided for in his employment agreement, except for the right to receive compensation and benefits through June 30, 2011, the current termination date of his employment Agreement.

Employment Arrangement – William M. McKay

In August 2002, William M. McKay became the Company’s Chief Financial Officer pursuant to an engagement letter. As CFO, he is currently receiving a base salary of $140,000 per annum, and is eligible to receive an annual discretionary bonus as determined by the Compensation Committee, based upon Company and individual performance. In addition, Mr. McKay receives Company-paid health insurance benefits as well as an automobile allowance of $300 per month. Since the commencement of his employment in 2002, Mr. McKay has received ten-year options to purchase an aggregate of 130,000 Shares of the Company’s Common Stock at an exercise price of $0.40 per Share with varying vesting dates. He also has received restricted stock award grants totaling 41,000 Shares as more fully described herein. In the event that the Company terminates Mr. McKay without cause or Mr. McKay is terminated in connection with a change of control of the Company, he is entitled to receive six months' base pay as serverance.

Director Compensation

Directors do not presently receive any specific compensation for serving on the Company Board or on its committees other than the periodic grant of stock options and/or restricted stock awards as determined from time to time by the Compensation Committee. Depending on the number of meetings and the time required for the Company’s operations, the Company may decide to compensate its directors in the future.

Restricted Stock Awards

On each of March 4, 2010 and April 1, 2009, restricted stock award grants under the Company’s 2002 Employee and Consulting Compensation Plan (the “2002 Plan”) were made for services rendered and to be rendered by each of Messrs. Haber, Buther and McKay for 17,500 Shares, 11,000 Shares and 3,000 Shares, respectively, and by each of Messrs Waltman, Waldron and Reade for 4,500 Shares.  The market price of $8.46 per Share for 2010 and $6.79 per Share for 2009 were used to determine the related compensation expense, which amounts are being amortized over the five year vesting period commencing one year from the date of each grant.  The non-vested portion of each award is subject to forfeiture in the event that the holder is no longer serving as an officer or director of the Company, subject to the Board’s right to waive this forfeiture provision.

On March 6, 2008, the Company granted, outside of any stock option plan, restricted stock awards to its executive officers and directors for services rendered and to be rendered of 40,000 Shares to Mr. Haber, 25,000 Shares to Mr. Buther, 10,000 Shares to Mr. McKay, and 10,000 Shares to each of Mr. Waltman, Mr. Waldron and Mr. Reade.  All of the aforementioned Shares were issued at a price of $3.05 per Share and vest in five equal annual installments commencing March 6, 2009. The non-vested portion is subject to forfeiture in the event that the holder is no longer serving as an officer or director of the Company, subject to the Board’s right to waive this forfeiture provision.

On March 19, 2007, the Company granted, outside of any stock option plan, restricted stock awards to its executive officers and directors for services rendered and to be rendered of 40,000 Shares to Mr. Haber, 25,000 Shares to Mr. Buther, 10,000 Shares to Mr. McKay, and 10,000 Shares to each of Mr. Waltman, Mr. Waldron and Mr. Reade.  All of the aforementioned Shares were issued at a price of $3.25 per Share and vest in five equal annual installments commencing March 19, 2008.  The non-vested portion is subject to forfeiture in the event that the holder is no longer serving as an officer or director of the Company, subject to the Board’s right to waive this forfeiture provision.

On November 2, 2005, the Company granted, outside of any stock option plan, restricted stock awards to its executive officers and directors for services rendered and to be rendered of 40,000 Shares to Mr. Haber, 25,000 Shares to Mr. Buther, 10,000 Shares to Mr. McKay, 10,000 Shares to each of Mr. Waltman and Mr. Waldron and 5,000 Shares to Mr. Reade. All of the aforementioned Shares were issued at a prices of $0.57 per Share and vest in five equal annual installments commencing November 2, 2006.  The non-vested portion is subject to forfeiture in the event that the holder is no longer serving as an officer or director of the Company, subject to the Board’s right to waive this forfeiture provision.

Travel Expenses

All directors are reimbursed for their reasonable out of pocket expenses associated with attending any meeting of the Company Board or any committee thereof.

Compensation Table

The following table shows the overall compensation earned for the 2010 fiscal year with respect to each non-employee and non-executive director as of December 31, 2010.

	Director Compensation
Name	Fees Earned or Paid in Cash ($)(6)	Stock Awards ($) (1) (5)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3) (4)	Total ($)
K. Deane Reade, Jr.	$25,000	$38,070	$-0-	-0-	-0-	$16,290	$79,360
Howard Waltman	$12,500	$38,070	$-0-	-0-	-0-	$16,290	$66,860
Mark Waldron	$12,500	$38,070	$-0-	-0-	-0-	$16,290	$66,860

(1)
The restricted stock awards presented in this table for 2010 reflect the full grant date fair value as if the total dollar amount were earned in the year of grant.  As a general rule, for time-in-service-based options, the Company will immediately expense any restricted stock awards and option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the restricted stock awards and options.

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

(4)
The three named directors noted in the above table received restricted stock awards in March 2007, March 2008, April 2009, and March 2010. Such restricted stock awards vest in equal annual installments over a five year period. The amount of dividends paid in 2010 to Messrs. Reade, Waltman and Waldron on the unvested portion of the restricted stock award was $16,390, $16,390, and $16,390, respectively.  These amounts are included in the above table under all other compensation.

(5)
On  March 4, 2010 each of Messrs. Waltman, Waldron and Reade were granted restricted stock awards under the 2002 Plan of 4,500 Shares.  The market price per Share of $8.46 for 2010 was used to determine the related compensation expense, which amounts are being amortized over the five year vesting period commencing one year from the date of grant.  The non-vested portion is subject to forfeiture in the event that the holder is no longer serving as an officer or director of the Company, subject to the Board’s right to waive this forfeiture provision.

(6)	In March 2011 each of Messrs. Waltman, Waldron and Reade received director fees of $12,500; $12,500 and $25,000, respectively, for services rendered to our special board committee during 2010.

The above table does not reflect that: (a) on April 1, 2009, each of Messrs. Waltman, Waldron and Reade were granted restricted stock awards under the 2002 Plan for 4,500 Shares; the market price per Share of $6.79 for 2009 was used to determine the related compensation expense, which amounts are being amortized over the five year vesting period commencing one year from the date of grant; (b) on March 6, 2008, each of Messrs. Waltman, Waldron and Reade were granted restricted stock awards for services rendered and to be rendered for 10,000 Shares; the market price per Share of $3.05 was used to determine the related compensation expense, which amounts are being amortized over the five year vesting period commencing one year from the date of grant; and (c) on March 19, 2007, each of Messrs. Waltman, Waldron and Reade were granted restricted stock awards for services rendered and to be rendered for 10,000 Shares; the market price per Share of $3.25 was used to determine the related compensation expense, which amounts are being amortized over the five year vesting period commencing one year from the date of grant. The non-vested portion of each award is subject to forfeiture in the event that the holder is no longer serving as an officer or director of the Company, subject to the Board’s right to waive this forfeiture provision.

2002 Employee and Consulting Compensation Plan

On April 1, 2002, the Company established the 2002 Plan covering 325,000 Shares, which was approved by shareholders on August 5, 2003. Since shareholder approval was not obtained within one year after establishment of the 2002 Plan (i.e., by April 1, 2003), all outstanding options granted under the 2002 Plan automatically became Non-Statutory Stock Options. On March 30, 2007, the Compensation Committee approved a 325,000 Share increase in the number of Shares covered by the 2002 Plan to 650,000 Shares. As of December 31, 2010, there were stock options exercisable for 191,439 Shares and 115,000 restricted award Shares outstanding under the 2002 Plan, and 36,930 Shares available for future grant.

On May 5, 2009, the Board approved establishing an Employee Benefit and Compensation Plan (the"2009 Plan") covering 300,000 Shares with an effective date of June 29, 2009, the date of shareholder ratification of the 2009 Plan. The 2002 Plan and 2009 Plan are substantially identical, except as to the number of Shares covered by each respective plan, and the 2009 Plan permits issuance of Incentive Stock Options. The 2002 Plan and 2009 Plan are collectively referred to as the "Plans". No options or restricted stock awards have been granted under the 2009 Plan.

Administration

The Plans are administered by the Company Board and the Compensation Committee. The Company Board, subject to the provisions of the Plans, has the authority to determine and designate executive officers, other employees, directors and consultants to whom awards may be made and the terms, conditions and restrictions applicable to each award (including, but not limited to, the option price, any restriction or limitation, any vesting schedule or acceleration thereof, and any forfeiture restrictions). The Company Board may, in its sole discretion, accelerate the vesting of awards. The Company Board or the Compensation Committee must approve all grants of options and stock awards issued under the Plans.

Types of Awards

The Plans are designed to enable the Company to offer certain officers, employees, directors and consultants of the Company and its subsidiaries equity interests in the Company and other incentive awards in order to attract, retain and reward such individuals and to strengthen the mutuality of interests between such individuals and our stockholders. In furtherance of this purpose, the 2002 Plan contains provisions for granting non-statutory stock options (and originally incentive stock options which have now become non-statutory stock options) and Common Stock Awards. The 2009 Plan contains provisions which permit the grant of Incentive Stock Options, non-statutory stock options and Common Stock Awards.

Stock Options.  A “stock option” is a contractual right to purchase a number of Shares of Common Stock at a price determined on the date the option is granted. The option price per Share of Common Stock purchasable upon exercise of a stock option and the time or times at which such options shall be exercisable are determined by the Company Board at the time of grant. Such option price may not be less than 100% of the fair market value of Shares of Common Stock on the date of grant. The option price, when the option is exercised, must be paid in cash, money order, check or Shares of outstanding Common Stock. Options may also contain at the time of grant, at the discretion of the Board, certain other cashless exercise provisions. Options are exercisable at the times and subject to the conditions determined by the Company Board at the date of grant, but no option may be exercisable more than ten years after the date that it is granted. If the optionee ceases to be an employee of our Company for any reason other than death, any then exercisable option (originally granted as an incentive stock option) must be exercised within a period expiring the earlier of thirty days after such date of termination or expiration of the stated term of the option. In the event of the optionee’s death, any option (originally granted as an incentive stock option) exercisable at the date of death may be exercised by the legal heirs of the Optionee from the date of death until the expiration of the stated term of the option or six months from the date of death, whichever event first occurs. In the event of the optionee’s disability, any Options (originally granted as an incentive stock option) expire on the stated date that the Option would otherwise have expired or 12 months from the date of disability, whichever event first occurs. The termination and other provisions of a non-statutory stock option shall be fixed by the Board of Directors at the date of grant of each respective option.

Common Stock Award.  “Common Stock Awards” are Shares of Common Stock issued to a recipient which vest at the end of a restriction period, if any, specified by the Board if such person continues to be an employee, director or consultant of us. If the recipient remains an employee, director or consultant at the end of the restriction period, the applicable restrictions will lapse. If the recipient ceases to be an employee, director or consultant of us for any reason (including death, disability or retirement) before the end of the restriction period, unless otherwise determined by the Board, the restricted stock award will be terminated.

Eligibility

Officers, employees, directors and consultants of the Company and its subsidiaries are eligible to be granted stock options and Common Stock Awards.  Eligibility is determined by the Company Board or the Compensation Committee; however, all Options and Stock Awards granted to officers and directors must be approved by the Company Board.

Termination or Amendment of the Plans

The Company Board at any time may amend, discontinue or terminate all or any part of the Plans, provided that unless otherwise required by law, the rights of a participant may not be impaired without his or her consent, and provided further that we are required to seek the approval of our shareholders for any amendment if such approval is necessary to comply with any applicable federal or state securities or tax laws, rules or regulations.

Awards

No options or Common Stock Awards have been granted under the 2009 Plan. During 2010, 2009 and 2008, we granted Common Stock Options to acquire an aggregate of 2,000 Shares, 40,000 Shares and 35,000 Shares, respectively, to employees, officers, directors and consultants of the Company at an exercise prices ranging from of $2.15 to $6.95 per Share.  As of February 28, 2011, options to purchase a total of 306,631 Shares of Common Stock had been exercised under the 2002 Plan. Unless sooner terminated, the 2002 Plan will expire on March 31, 2012 and no awards may be granted after that date.

It is not possible to predict the individuals who will receive future awards under the Plans or the number of Shares covered by any future award because such awards are wholly within the discretion of the Company Board and the Compensation Committee. The table below contains information as of December 31, 2010 on the known benefits provided to certain persons and group of persons under the 2002 Plan. Such table does not include options that have been exercised or the grant of restricted stock awards.

	Number of Shares Subject to Vested Options	Range of Exercise Price ($) per Share	Value of Unexercised Options at 12/31/2010 (1)
Bruce J. Haber, Chief Executive Officer	-0-	$-0-	$-0-
Louis Buther, President	-0-	$-0-	$-0-
William M. McKay, Chief Financial Officer	50,000	$0.40	$307,000	(1)
Executive Officers as a group (3 persons)	50,000	$0.40	$307,000	(1)
Former Directors as a group (2 persons)	17,500	$0.40	$107,450	(1)
Other Employees and Consultants	68,389	$0.40 - $4.65	$382,973	(1)
__________

(1)
Value is calculated by multiplying (a) the difference between the market price per Share at December 31, 2010 and the option exercise price by (b) the number of Shares of Common Stock underlying the number of vested options. The value of unexercised options as of December 31, 2010 was determined based on the closing price for a Share of our Common Stock on such date of $6.54 per Share.

On each of March 4, 2010 and April 1, 2009, restricted stock award grants under the 2002 Plan were made to the Company’s executive officers and directors for services rendered and to be rendered by each of Messrs. Haber, Buther and McKay for 17,500 Shares, 11,000 Shares and 3,000 Shares, respectively, and by each of Messrs. Waltman, Waldron and Reade for 4,500 Shares. The market price of $8.46 per Share for 2010 and $6.79 per Share for 2009 were used to determine the related compensation expense, which amounts are being amortized over the five year vesting period commencing one year from the date of each grant. The non-vested portion of each award is subject to forfeiture in the event that the holder is no longer serving as an officer or director of the Company, subject to the Board’s right to waive this forfeiture provision. The restricted stock awards granted in 2010 provide that in the event of a change of control of the Company, vesting of any non vested portion shall be automatically accelerated to a date determined by the Company Board.  The restricted stock awards granted in 2009 provide that in the event of a change of control of the Company, vesting of any non vested portion shall be determined by the Company Board or compensation committee.

Other Stock Option Plans

The Company has established two other stock option plans, neither of which have any material number of Shares authorized and/or outstanding thereunder, and neither of which was active during the three years ended December 31, 2010.

PRI Medical Deferred Contribution Plan

A subsidiary of the Company, PRI Medical, has adopted a defined contribution retirement plan, which qualifies under Section 401(k) of the Internal Revenue Code. This Plan covers substantially all employees with over one year of service. PRI Medical currently provides matching contributions of 6% of each participant’s deferral up to a maximum of 15% of eligible contributions.  Except for PRI Medical’s 401(k) Plan, the Company has no other annuity, pension, or retirement benefits for its employees.  For the years ended December 31, 2010, 2009 and 2008, the Company contributed matching contributions to the Plan of $15,103, $14,845 and $13,746, respectively.

  Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of February 28, 2011, the Company had outstanding 6,955,258 Shares of Common Stock.  The only persons of record who presently hold or are known to own (or believed by the Company to own) beneficially more than 5% of the outstanding Shares of such class of stock is listed below.  The following table also sets forth certain information as to holdings of the Company's Common Stock of all current executive officers and directors, individually, and all executive officers and directors, as a group.

Name and Address of Beneficial Owner (1)	Number of Common Shares		Approximate Percentage
Officers and Directors
Mark Waldron 10939 Pendleton Street Sun Valley, CA 91352	402,145		5.8
Howard Waltman 870 United Nations Plaza, Apt. 10F New York, NY, 10017	135,324	(2)	1.9
William M. McKay 10939 Pendleton Street Sun Valley, CA 91352	267,250	(3)	3.8
Bruce J. Haber c/o BJH Management, LLC 145 Huguenot Street, Suite 405 New Rochelle, NY 10801	1,679,722	(4)	24.2
Louis Buther 10939 Pendleton Street Sun Valley, CA 913521	757,492		10.9
K. Deane Reade, Jr. 399 East 72nd Street New York, NY 10021	90,092		1.3
All current executive officers and directors as a group (six) persons (3)	3,332,025	(5)	47.9
5% Stockholders
Arie Kanofsky 385 West John Street Hicksville, NY 11801	505,000		7.3
_______________
(1)	All Shares are directly owned, and the sole investment and voting power is held, by the persons named unless otherwise noted.

(2)	Excludes 322,666 Shares owned by members of his family in the name of THW Group LLC, as to which Mr. Waltman disclaims beneficial ownership.

(3)	Includes options to purchase 50,000 Shares.

(4)
Mr. Haber owns 330,017 Shares of the Company’s Common Stock.  Mr. Haber's wife is the trustee of (a) a family trust which beneficially owns an aggregate of 1,150,519 Shares, and (b) a trust for Mr. Haber’s daughter, which owns 199,186 Shares.  Although such Shares are included in the above table, Mr. Haber disclaims beneficial ownership of the Shares held by the trusts.

Except as provided by the Offer and Merger which are discussed in detail in the Schedule 14D-9, the Company does not know of any arrangement or pledge of its securities that might result in a change of control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans.

The following summary information is as of February 28, 2011 and relates to our 2009 and 2002 Stock Option Plans pursuant to which we may grant options to purchase Shares:

Plan category	(a) Number of Shares of Common Stock to be issued upon exercise of outstanding options	(b) Weighted average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding Shares reflected in column a)
2009 Equity compensation Plans	-0-	N/A	300,000 Shares
2002 Equity compensation Plans (1)	185,189 Shares	$1.84	43,180 Shares

(1)
Based upon options to purchase 119,189 Shares at $0.40 per Share, 23,000 Shares at $2.15 per Share, 11,500 Shares at $3.05 per Share, 3,000 Shares at $4.65 per Share, 2,000 Shares at $5.30 per Share, 14,500 Shares at $6.79 per Share, 10,000 Shares at $6.95 per Share and 2,000 Shares at $8.00 per Share.

The foregoing table does not include outstanding options to purchase 6,250 Shares at $40.00 per Share previously granted under the 2001 Plan.

Item 13.  Certain Relationships, Related Transactions and Director Independence.

On July 30, 2008, we sold 665,229 Units, each Unit consisting of one Share of Common Stock and one Warrant (expiring July 31, 2013) to purchase 0.6 Shares of Common Stock at an exercise price of $1.75 per whole share.  Each Unit was sold at a price of $1.70 and we received an aggregate of $1,130,890 from the sale of 665,229 Units to 15 investors.  Such investors included our executive officers and directors and certain of their affiliated entities, as follows: Mark Waldron (47,059 Units), K. Deane Reade, Jr. (35,294 Units), Bruce J. Haber Family Trust (176,471 Units), Howard & Theodora Waltman TIC (36,765 Units), William M. McKay (25,000 Units), Louis Buther (58,824 Units), and Bruce J. Haber (117,647 Units).  The above transaction was a private placement of restricted securities and exemption for such placement was claimed pursuant to Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933.

Item 14.  Principal Accountant Fees and Services.

Rose, Snyder & Jacobs has served as our independent auditors during the past two fiscal years.

The following table presents aggregate fees for professional services rendered by our independent registered public accounting firm, Rose, Snyder & Jacobs for the audit of our annual consolidated financial statements for the years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009
Audit fees (1)	$105,750	$98,800
Audit - related fees (2)	7,200	4,850
Tax fees (3)	67,350	41,940
All other fees	-	-
Total fees	$180,300	$145,590

(1)	Audit fees are comprised of annual audit fees and quarterly review fees.

(2)	Audit-related fees for fiscal years 2010 and 2009 are comprised of fees related to accounting consultation fees.

(3)	Tax fees are comprised of tax compliance, preparation and consultation fees.

Policy on Audit Committee Pre-Approval of Services of Independent Registered Public Accounting Firm

Our audit committee has responsibility for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the audit committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. Prior to engagement of the independent registered public accounting firm for the following year’s audit, management will submit to the audit committee for approval a description of services expected to be rendered during that year for each of following categories of services:

Audit services include audit work performed in the preparation and audit of the annual financial statements, review of quarterly financial statements, reading of annual, quarterly and current reports, as well as work that generally only the independent auditor can reasonably be expected to provide, such as the provision of consents and comfort letters in connection with the filing of registration statements.

Audit-related services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions and special procedures required to meet certain regulatory requirements.

Tax services consist principally of assistance with tax compliance and reporting, as well as certain tax planning consultations.

Other services are those associated with services not captured in the other categories. We generally do not request such services from our independent auditor.

Prior to the engagement, the audit committee pre-approves these services by category of service. The fees are budgeted, and the audit committee requires the independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the audit committee requires specific pre-approval before engaging the independent registered public accounting firm.

The audit committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the audit committee at its next scheduled meeting.

None of the services described above for 2010 or 2009 provided by Rose,Snyder & Jacobs were approved by the audit committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-21, and are included as part of this Form 10-K as the financial statements of the Company for the years ended December 31, 2010 and 2009:

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
10.7
Extension and Modification Agreement, dated March 7, 2005, by and among U.S. Bank National 10.8
Association, successor in interest to Santa Monica Bank, PRI Medical Technologies, Inc., Physiologic 10.9
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
21.1
Subsidiaries of Registrant listing the state or other jurisdiction of each subsidiary other than subsidiaries which would not constitute a significant subsidiary in Rule 1-02(w) of Regulation S-X. (21)

23.1	Consent of Rose, Snyder & Jacobs in connection with Form S-8 Registration Statement (21)
31.1	Rule 13a-14(a) Certification – Principal Executive Officer (21)
31.2	Rule 13a-14(a) Certification – Principal Financial Officer (21)
32.1	Section 1350 Certification –Principal Executive Officer and Principal Financial Officer(21)
99.1	2002 Stock Option Plan (4)
99.2	2001 Stock Option Plan (4)
99.3	March 23, 2004 amendment to 2002 Stock Option Plan (10)
99.4	2009 Employee Benefit and consulting Services Compensation Plan (19)
_________
(1)	Filed as an exhibit to the Registrant's Current Report on Form 8-K, dated January 29, 2001, and incorporated herein by reference.
(2)           Incorporated by reference to the Registrant’s Form 8-K – August 31, 2000 (date of earliest event).
(3)           Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended December 31, 2001.
(4)           Incorporated by reference to the Registrant’s Form S-4 Registration Statement filed May 8, 2001.
(5)           Left Blank Intentionally
(6)           Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended December 31, 2002.
(7)	Left Blank Intentionally
(8)           Left Blank Intentionally
(9)           Incorporated by reference to the Registrant’s Form 10-QSB for its quarter ended September 30, 2003.
(10)	Incorporated by reference to the Registrant’s Form 10-QSB for its quarter ended September 30, 2005.
(11)	Incorporated by reference to the Registrant’s Form 10-QSB for its quarter ended June 30, 2005.
(12)	Incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2006.
(13)	Incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004.
(14)	Incorporated by reference to the Registrant’s Form 8-K, dated July 1, 2006.
(15)	Incorporated by reference to the Registrant’s Form 10-Q for its quarter ended September 30, 2009
(16)	Incorporated by reference to the Registrant’s Form 8-K – date of earliest event reported – June 23, 2008.
(17)	Incorporated by reference to the Registrant’s Form 8-K – date of earliest event reported– August 1, 2008.
(18)	Incorporated by reference to the Registrant’s Form 8-K – date of earliest event reported– August 8, 2008.
(19)	Incorporated by reference to Exhibit B included in the Registrant's definitive (14A) Proxy Statement filed with the SEC on May 8, 2009.
(20)	Incorporated by reference to Registrant's Form 10-K for its fiscal year ended December 31, 2009.
(21)	Filed herewith.

The following is a list of exhibits which were filed with or incorporated by reference to the Registrant's Form 14D-9 filed with the SEC on March 2, 2011, as amended on March 3, 2011 and as amended on March 9, 2011.

Exhibit No.	Description
(a)(1)(A)
Offer to Purchase dated March 2, 2011 (incorporated by reference to Exhibit (a)(1)(A) to the Schedule TO filed by Universal Hospital Services, Inc. and Sunrise Merger Sub, Inc. with the Securities and Exchange Commission on March 2, 2011).

(a)(1)(B)
Form of Letter of Transmittal (including Guidelines for Certification of Taxpayer Identification Number (TIN) on Substitute Form W-9) (incorporated by reference to Exhibit (a)(1)(B) to the Schedule TO filed by Universal Hospital Services, Inc. and Sunrise Merger Sub, Inc. with the Securities and Exchange Commission on March 2, 2011).

(a)(1)(C)	Information Statement of Emergent Group Inc., dated as of March 2, 2011 (included as Annex A to this Schedule 14D-9).*

(a)(1)(D)
Press release of Emergent Group Inc., dated February 7, 2011 (incorporated by reference to Exhibit 99.1 to Emergent Group Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2011).

(a)(1)(E)
Form of Notice of Guaranteed Delivery (incorporated by reference to Exhibit (a)(1)(C) to the Schedule TO filed by Universal Hospital Services, Inc. and Sunrise Merger Sub, Inc. with the Securities and Exchange Commission on March 2, 2011).

(a)(1)(F)
Form of Letter to Brokers, Dealers, Commercial Banks, Trust Companies and Other Nominees (incorporated by reference to Exhibit (a)(1)(D) to the Schedule TO filed by Universal Hospital Services, Inc. and Sunrise Merger Sub, Inc. with the Securities and Exchange Commission on March 2, 2011).

(a)(1)(G)
Form of Letter to Clients for use by Brokers, Dealers, Commercial Banks, Trust Companies and Other Nominees (incorporated by reference to Exhibit (a)(1)(E) to the Schedule TO filed by Universal Hospital Services, Inc. and Sunrise Merger Sub, Inc. with the Securities and Exchange Commission on March 2, 2011).

(a)(5)(A)
Email to Emergent Group Inc. employees sent on February 7, 2011 (incorporated by reference to Emergent Group Inc.’s Schedule 14D-9 filed by Emergent Group Inc. with the Securities and Exchange Commission on February 7, 2011).

(a)(5)(B)
FAQ email to Emergent Group Inc. employees sent on February 7, 2011 (incorporated by reference to Emergent Group Inc.’s Schedule 14D-9 filed by Emergent Group Inc. with the Securities and Exchange Commission on February 7, 2011).

(a)(5)(C)
Transcript of pre-recorded audio announcement by Bruce J. Haber, Chief Executive Officer and a presentation that accompanied such message to Emergent Group Inc. employees sent on February 7, 2011 (incorporated by reference to Emergent Group Inc.’s Schedule 14D-9 filed by Emergent Group Inc. with the Securities and Exchange Commission on February 7, 2011).

(a)(5)(D)
Transcript of conference call with Emergent Group Inc. Employees commencing at 5:45PM on February 8, 2011(incorporated by reference to Emergent Group Inc.’s Schedule 14D-9 filed by Emergent Group Inc. with the Securities and Exchange Commission on February 8, 2011).

(a)(5)(E)
Transcript of conference call with Emergent Group Inc. Employees commencing at 8:45PM on February 9, 2011(incorporated by reference to Emergent Group Inc.’s Schedule 14D-9 filed by Emergent Group Inc. with the Securities and Exchange Commission on February 9, 2011).

(a)(5)(F)
Complaint filed on February 22, 2011 by Brian McManus in the Superior Court of the State of California, County of Los Angeles, Case No. BC455715 (incorporated by reference to Exhibit (a)(5)(f) to the Schedule TO filed by Universal Hospital Services, Inc. and Sunrise Merger Sub, Inc. with the Securities and Exchange Commission on March 2, 2011.)

(a)(5)(H)
Form of summary advertisement, as published in The New York Times on March 2, 2011 (incorporated by reference to Exhibit (a)(1)(F) to the Schedule TO filed by Universal Hospital Services, Inc. and Sunrise Merger Sub, Inc. with the Securities and Exchange Commission on March 2, 2011.)

(a)(5)(I)	Opinion of G. C. Andersen Partners LLC dated February 6, 2011 (included as Annex B to this Schedule 14D-9).*

(a)(5)(J)
Complaint filed by Bryan Lamb, individually and on behalf of others similarly situated, on February 28, 2011 in the Superior Court of the State of California, County of Los Angeles, Case No. BC456216 (incorporated by reference to Exhibit (a)(5)(I) to the Schedule TO (Amendment No. 1) filed by Universal Hospital Services, Inc. and Sunrise Merger Sub, Inc. with the Securities and Exchange Commission on March 3, 2011.)

(a)(5)(K)
Complaint filed by Leena Dave, individually and on behalf of all others similarly situated, on March 2, 2011 in the Superior Court of the State of California, County of Los Angeles (incorporated by reference to Exhibit (a)(5)(J) to the Schedule TO (Amendment No.2) filed by Universal Hospital Services, Inc. and Sunrise Merger Sub, Inc. with the Securities and Exchange Commission on March 9, 2011.)

(a)(5)(L)
Memorandum of Understanding, dated March 24, 2011, between Robbins Umeda LLP, as lead counsel for Plaintiffs, and Paul, Hastings, Janofsky & Walker LLP, as counsel for Defendants Emergent Group Inc., and specially appearing Defendants Bruce J. Haber, Mark Waldron, Howard Waltman and K. Deane Read, Jr., and Dorsey & Whitney LLP, as counsel for Defendants Universal Hospital Services, Inc. and Sunrise Merger Sub, Inc. (incorporated by reference to Exhibit (a)(5)(K) to the Schedule TO (Amendment No. 3) filed by Universal Hospital Services, Inc. and Sunrise Merger Sub, Inc. with the Securities and Exchange Commission on March 25, 2011).

(e)(1)
Agreement and Plan of Merger, dated February 6, 2011, among Emergent Group Inc., Universal Hospital Services, Inc. and Sunrise Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 of Emergent Group Inc.’s Form 8-K filed by Emergent Group Inc. with the Securities and Exchange Commission on February 7, 2011).

(e)(2)(A)
Tender and Voting Agreement, dated as of February 6, 2011, among Universal Hospital Services, Inc., Sunrise Merger Sub, Inc. and Louis Buther (incorporated by reference to Exhibit 2.2 of Emergent Group Inc.’s Form 8-K filed by Emergent Group Inc. with the Securities and Exchange Commission on February 7, 2011).

(e)(2)(B)
Tender and Voting Agreement, dated as of February 6, 2011, among Universal Hospital Services, Inc., Sunrise Merger Sub, Inc. and Bruce J. Haber (incorporated by reference to Exhibit 2.3 of Emergent Group Inc.’s Form 8-K filed by Emergent Group Inc. with the Securities and Exchange Commission on February 7, 2011).

(e)(2)(C)
Tender and Voting Agreement, dated as of February 6, 2011, among Universal Hospital Services, Inc., Sunrise Merger Sub, Inc. and the Bruce Haber Family Trust under Agreement dated November 16, 2005 (incorporated by reference to Exhibit 2.4 of Emergent Group Inc.’s Form 8-K filed by Emergent Group Inc. with the Securities and Exchange Commission on February 7, 2011).

(e)(2)(D)
Tender and Voting Agreement, dated as of February 6, 2011, among Universal Hospital Services, Inc., Sunrise Merger Sub, Inc. and the Jessica Haber Irrevocable Trust dated August 13, 1999 (incorporated by reference to Exhibit 2.5 of Emergent Group Inc.’s Form 8-K filed by Emergent Group Inc. with the Securities and Exchange Commission on February 7, 2011).

(e)(2)(E)
Tender and Voting Agreement, dated as of February 6, 2011, among Universal Hospital Services, Inc., Sunrise Merger Sub, Inc. and William M. McKay (incorporated by reference to Exhibit 2.6 of Emergent Group Inc.’s Form 8-K filed by Emergent Group Inc. with the Securities and Exchange Commission on February 7, 2011).

(e)(2)(F)
Tender and Voting Agreement, dated as of February 6, 2011, among Universal Hospital Services, Inc., Sunrise Merger Sub, Inc. and K. Dean Reade, Jr. (incorporated by reference to Exhibit 2.7 of Emergent Group Inc.’s Form 8-K filed by Emergent Group Inc. with the Securities and Exchange Commission on February 7, 2011).

(e)(2)(G)
Tender and Voting Agreement, dated as of February 6, 2011, among Universal Hospital Services, Inc., Sunrise Merger Sub, Inc. and Mark Waldron (incorporated by reference to Exhibit 2.8 of Emergent Group Inc.’s Form 8-K filed by Emergent Group Inc. with the Securities and Exchange Commission on February 7, 2011).

(e)(2)(H)
Tender and Voting Agreement, dated as of February 6, 2011, among Universal Hospital Services, Inc., Sunrise Merger Sub, Inc. and Howard Waltman (incorporated by reference to Exhibit 2.9 of Emergent Group Inc.’s Form 8-K filed by Emergent Group Inc. with the Securities and Exchange Commission on February 7, 2011).

(e)(3)
Non disclosure Agreement, dated October 26, 2010, between Emergent Group Inc. and Universal Hospital Services, Inc. (incorporated by reference to Exhibit (d)(10) to the Schedule TO filed by Universal Hospital Services, Inc. and Sunrise Merger Sub, Inc. with the Securities and Exchange Commission on March 2, 2011.)

(e)(4)(A)
Exclusivity Agreement, dated December 22, 2010, between Emergent Group Inc. and Universal Hospital Services, Inc. (incorporated by reference to Exhibit (d)(11) to the Schedule TO filed by Universal Hospital Services, Inc. and Sunrise Merger Sub, Inc. with the Securities and Exchange Commission on March 2, 2011.)

(e)(4)(B)
Extension to Exclusivity Agreement, dated January 27, 2011, between Emergent Group Inc. and Universal Hospital Services, Inc. (incorporated by reference to Exhibit (d)(12) to the Schedule TO filed by Universal Hospital Services, Inc. and Sunrise Merger Sub, Inc. with the Securities and Exchange Commission on March 2, 2011.)

______________________________________
*Previously filed with Schedule 14D-9

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERGENT GROUP INC.

	By:	/s/ Bruce J. Haber
Bruce J. Haber, Chairman of the
Dated: New Rochelle, New York		Board and Principal Executive Officer
March 29, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Bruce J. Haber	Chairman of the Board	March 29, 2011
Bruce J. Haber	Principal Executive Officer

/s/ William M. McKay	Principal Financial Officer	March 29, 2011
William M. McKay	Secretary and Treasurer

/s/ Mark Waldron	Director	March 29, 2011
Mark Waldron

/s/ Howard Waltman	Director	March 29, 2011
Howard Waltman

/s/ K. Deane Reade, Jr.	Director	March 29, 2011
K. Deane Reade, Jr.

Bruce J. Haber, Mark Waldron, Howard Waltman and K. Deane Reade, Jr. represent all the current members of the Board of Directors.